Form 10QSB
period 1996-06-30
TAITRON COMPONENTS INC
filed 1996-08-13
CIK 942126

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1996

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        COMMISSION FILE NUMBER: 0-25844


                        TAITRON COMPONENTS INCORPORATED
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           CALIFORNIA                                   95-4249240
(State Or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation Or Organization)                     Identification No.)


                               25202 ANZA DRIVE
                        SANTA CLARITA, CALIFORNIA 91355
                   (Address Of Principal Executive Offices)

                                (805) 257-6060
               (Issuer's Telephone Number, Including Area Code)

                                     NONE
     (Former Name, Address and Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES     X             NO
      ---------           ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class A Common Stock, $.001 par value, 6,167,341 shares outstanding as of April 30, 1996

Class B Common Stock, $.001 par value, 762,612 shares outstanding as of April 30, 1996

      Transitional Small Business Disclosure Format (check one)

YES                   NO     X
      ---------           ---------

                               TABLE OF CONTENTS

 ITEM                                                          PAGE NO.
 ----                                                          -------

PART I.    FINANCIAL INFORMATION                                   3

Item 1.    Financial Statements                                    3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9

PART II.   OTHER INFORMATION                                      13

Item 6.    Exhibits                                               13


PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                                 Balance Sheets
                             (Dollars in Thousands)

                                                  JUNE 30,     DECEMBER 31,
                                                    1996           1995
                                                 -----------   ------------
                                                 (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents                       $    588           1,145
  Trade accounts receivable, net                     5,057           5,363
  Inventory                                         38,242          27,752
  Deferred income taxes                                477             400
  Prepaid expenses and other current assets            198              92
                                                  --------          ------
      Total current assets                          44,562          34,752

Property and equipment, net                          1,713           1,627

Other assets                                            13               1
                                                  --------          ------
      Total assets                                $ 46,288          36,380
                                                  ========          ======
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                   $ 14,500              --
  Trade accounts payable                             4,376          12,862
  Accrued liabilities                                  651             881
  Current portion of long-term debt                     17              16
  Income taxes payable                                 (23)            155
      Total current liabilities                     19,521          13,914
                                                  --------          ------
Long-term debt, less current portion                   502             511
                                                  --------          ------
Convertible, subordinated note                       3,000              --
                                                  --------          ------
Shareholders' equity:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares; none
   issued or outstanding                                --              --
  Common stock, no par value.
   Authorized 10,000,000 shares; none
   issued and outstanding.                              --              --
  Class A common stock, $.001 par value.
   Authorized 20,000,000 shares; issued
   and outstanding 6,167,341 shares                      6               6
  Class B common stock, $.001 par value.
   Authorized, issued and outstanding
   762,612 shares                                        1               1
 Additional paid-in capital                         14,531          14,531
 Retained earnings                                   8,727           7,417
                                                  --------          ------

      Total shareholders' equity                    23,265          21,955
                                                  --------          ------
      Total liabilities and
       shareholders' equity                       $ 46,288          36,380
                                                  --------          ------


See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                             Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                            ------------------------------    ----------------------------
                                                   1996             1995          1996          1995
                                            ------------------------------    ----------------------------
                                                       (Unaudited)                     (Unaudited)
Net sales                                        $    7,824          9,203           15,889        17,507

Cost of goods sold                                    5,402          6,024           10,790        11,587
                                            ------------------------------    ----------------------------

Gross profit                                          2,422          3,179            5,099         5,920

Selling, general and administrative                   1,244          1,389            2,601         2,736
 expenses
                                            ------------------------------    ----------------------------

  Operating earnings                                  1,178          1,790            2,498         3,184

Interest expense, net                                   247             20              294           164

Other expense (income), net                              12              6               16           (17)
                                            ------------------------------    ----------------------------

  Earnings before income taxes                          918          1,764            2,188         3,037

Income tax expense                                      369            721              878         1,238
                                            ------------------------------    ----------------------------

  Net earnings                                   $      550          1,043            1,310         1,799
                                            ------------------------------    ----------------------------

Net earnings per share                           $      .08            .16             .19           .33
                                            ==============================    ============================

Weighted average common shares
 outstanding                                      6,998,000      6,491,000        6,985,000     5,451,000

                                            ==============================    ============================


See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Cash Flows
                             (Dollars in thousands)

                                              SIX MONTHS ENDED JUNE 30
                                              ------------------------
                                                  1996         1995
                                              -----------    ---------
                                                     (Unaudited)

Cash flows from operating activities:
 Net earnings                                  $  1,310        1,799
                                               --------       ------
 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
 Depreciation and amortization                       56           65
 Deferred income taxes                              (77)        (100)
 Changes in:
   Trade accounts receivable                        306       (1,185)
   Inventory                                    (10,490)      (1,712)
   Prepaid expenses and other current              (106)         (64)
    assets
   Other assets                                     (12)           2
   Trade accounts payable                        (8,486)       1,987
   Accrued liabilities                             (230)         133
   Income taxes payable                            (178)        (765)
                                               --------       ------

       Total adjustments                        (19,217)      (1,640)
                                               --------       ------
       Net cash from (used) in
        operating activities                    (17,907)         159
                                                --------       ------
Cash flows from investing activities
 acquisitions of property and equipment            (142)         (84)
                                                --------       ------
Cash flows from financing activities:
 Net borrowings on notes payable                 14,500       (5,364)
 Payments on long-term debt                          (8)         (13)
 Proceeds from issuance of Common Stock                       11,305
 Proceeds from issuance of Convertible,
  subordinated note                               3,000           --
                                               --------       ------
       Net cash provided by financing
        activities                               17,492        5,928
                                               --------       ------
       Net increase (decrease) in cash
        and cash equivalents                       (557)       6,003

Cash and cash equivalents, beginning of
 period                                           1,145           59
                                               --------       ------
Cash and cash equivalents, end of period       $    588        6,062
                                               ========       ======
Supplemental disclosure of cash flow
 information:
  Cash paid for interest                       $    301          250
                                               ========       ======
  Cash paid for income taxes                   $  1,134        2,102
                                               ========       ======


See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                         Notes to Financial Statements

  (All amounts are unaudited except the balance sheet as of December 31, 1995)

(1) BASIS OF PRESENTATION

    The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of Management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

    In accordance with item 310(b) to form 10-QSB of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company's annual financial statements and footnotes thereto. For further information refer to the financial statements and related footnotes for the year ended December 31, 1995 and "MANAGEMENT'S DISCUSSION AND ANALYSIS", included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 1996 and 1995 aggregated $645,000 and $315,000, respectively and for the six months ended June 30, 1996 and 1995 aggregated $977,000 and $683,000 respectively.

    ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

    The allowance for sales returns and doubtful accounts at June 30, 1996 and December 31, 1995 aggregated $168,000 and $138,000, respectively.

    INVENTORY

    Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $623,000 and $447,000 at June 30, 1996 and December 31, 1995, respectively.

(3) NET EARNINGS PER SHARE

    Net earnings per share is based on the weighted average number of common shares outstanding as adjusted for the common stock reverse split described in note 4, for all periods presented.

    Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding the initial public offering (note 4) have been included in the calculation of the weighted average common shares outstanding as if they were outstanding for all periods presented using the treasury stock method.

(4) SHAREHOLDERS' EQUITY

    In MarchE1995, the Board of Directors authorized the filing of a registration statement for an initial public offering of the Company's common stock. In that connection, the Company recorded a .891-for-1 reverse stock split of its common stock outstanding at December 31, 1995. Accordingly, all references to the number of shares outstanding have been adjusted to give effect to the aforementioned reverse stock split.

    Additionally, the Company:
    . Authorized the issuance of up to 5,000,000 shares of newly authorized Preferred Stock, par value $.001 per share.

    . Authorized the issuance of up to 20,000,000 shares of newly authorized Class A Common Stock, par value $.001 per share. Each holder of Class A Common Stock is entitled to one vote for each share held.

    . Authorized the issuance of 762,612 shares of newly created Class B Common Stock, par value $.001 per share. Each holder of Class B Common Stock is entitled to ten votes for each share held.

    . Reclassified all of the shares of the Company's common stock outstanding at December 31, 1995 for an equal number of shares of Class A Common Stock.

    . Authorized the exchange of all Class A Common Stock (762,612 shares) held by the Chief Executive Officer/Director for an equal number of shares of Class B Common Stock. The Company effected the exchange in March 1995.

    On April 19, 1995, the Company sold 2,530,000 shares of Class A Common Stock at $5.25 per share in connection with its initial public offering. The net proceeds from this offering aggregated approximately $11.3 million. In addition, as additional underwriting compensation and finders fee, the company issued warrants exercisable over a period of four years commencing April 19, 1996 to purchase up to 220,000 shares of Class A Common Stock at $6.30, which is 120% of the initial public offering price.

(5) STOCK INCENTIVE PLAN

    In March 1995, the Company and its shareholders established the 1995 Stock Incentive Plan expiring in March 2005. In April 1995, the Company granted 119,000 ten-year options to purchase shares of the Company's Class A Common Stock at $5.25 per share. Additionally, in June 1995, the Company granted 226,500 ten-year options to purchase shares of the Company's Class A Common Stock at $7.13 per share. The options vest ratably over three years commencing one year from the date of grant.

    Also, in April 1995, the Company granted 6,600 stock appreciation rights to certain employees. The exercise price of each right is $5.25.

(6) INCOME TAXES

    Income taxes were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by Management.

(7) NOTES PAYABLE

    In June 1995, the Company entered into unsecured revolving line of credit agreement which provided the Company up to $10 million for operating purposes and up to an additional $5 million for business acquisition purposes. The $10 million line of credit expires in June 1997.

    Due to the need for funds to finance recent opportunistic purchases of inventory and the upcoming acquisition of a computer system, the Company entered into an amendment to its line of credit agreement on March 30, 1996, which converted the $5 million business acquisition facility into a $5 million revolving line of credit, which reduces to $2.5 million on November 1, 1996 and matures on January 2, 1997. This revolving line of credit bears interest at the same rates as those under the $10 million facility. In connection with this amendment, the bank required that the Company secure both credit facilities with substantially all of the Company's assets. Additionally, as part of this amendment, the Company entered into a $2 million letter of credit facility.

    At June 30, 1996 there was $14.5 million outstanding under the $10 million and $5 million revolving lines of credit.

(8) CONVERTIBLE SUBORDINATED NOTE PAYABLE

    In May 1996, the Company issued a five year Convertible, Subordinated Note (the Note)for $3,000,000, at 8% simple interest per annum. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of

    1933, as amended (the Act), in the belief that the securities are exempt from such registration under Regulation S of the Act.

    Interest is payable annually, on each of the Note's anniversary date, and the principal is due May 18, 2001.

   Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices to other electronic distributors and to original equipment manufacturers who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                            THREE MONTH PERIOD ENDED     SIX MONTH PERIOD ENDED
                                                     JUNE 30,                    JUNE 30,
                                            ---------------------------------------------------
(Dollars in thousands)                         1996           1995          1996        1995
- ----------------------                      ---------------------------------------------------

Net sales                                    $7,824          9,203        $15,889       17,507

Cost of goods sold                            5,402          6,024         10,790       11,587

Gross profit                                  2,422          3,179          5,099        5,920
   % of net sales                             31.0.%          34.5%          32.1%        33.8%

Selling, general and administrative           1,244          1,389          2,601        2,736
 expenses
   % of net sales                              15.9%          15.1%          16.4%        15.6%

Operating earnings                            1,178          1,790          2,498        3,184
   % of net sales                              15.0%          19.5%          15.7%        18.2%

Net earnings                                    550          1,043          1,310        1,799
   % of net sales                               7.0%          11.3%           8.2%        10.3%

     The year 1995 was exceptionally good for Taitron and other discrete suppliers. For most of 1995, the demand for discrete semiconductors, in general, was greater than the supply. This intense competition for the available supply of discrete semiconductors pushed the prices higher than in normal market conditions. The Company, from time to time, had to decline some sales because of the limited supply of certain of these products.

     Shortages in 1995 created demands resulting in excess inventories at end-users, distributors and retailers. In the first half of 1996, the majority of Taitron's customers have been struggling with inventory adjustments and corrections. To help customers readjust their inventories, Taitron strategically decided to accept more returns and order cancellations than it normally would.

     To help suppliers and maintain Taitron's long term partnership, the Company decided to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing.

     As a result the Company's inventory has increased significantly, during the first two quarters of 1996, leading to the leasing of additional warehouse space. This strategy will posture the Company to be price competitive, while still maintaining acceptable profit margins.

     The Company believes, that these strategies with customers and suppliers will benefit the Company in the long run. However, there can be no assurance that this will happen.


Three Month Period Ended June 30, 1996 Compared To The Three Month Period Ended June 30, 1995

     Net sales for the three months ended June 30, 1996 were $7,824,000, compared with net sales for the three months ended June 30, 1995 of $9,203,000, a decrease of $1,379,,000 or 15.0%. This 1996 sales decrease was attributable to a decline in domestic volumes of $1,008,000. Price reductions accounted for approximately $325,000 of the decrease in net sales.

     Cost of goods sold decreased by $622,000 to $5,402,000 for the three month period ended June 30, 1996, a decrease of 10.3% from the three month period ended June 30, 1995. Gross profits decreased by $757,000 to $2,422,000 for the three months ended June 30, 1996 from $3,179,000 for the same period in 1995, and decreased as a percentage of net sales to 31.0% from 34.5%. Cost of goods sold as a percentage of net sales was 69.0% in the second quarter of 1996, an increase from 65.5% in the second quarter of 1995.

     Selling, general and administrative expenses decreased by $145,000 or 10.5% for the second quarter of 1996 compared to the same period of 1995. These costs, as a percentage of net sales, increased slightly to 15.9% for the three months ended June 30, 1996 from 15.1% for the three months ended June 30, 1995.

     Operating earnings decreased by $612,000 or 34.2% between the three month periods ended June 30, 1996 and 1995, and decreased as a percentage of sales to 15.0% to 19.5%.

     Interest expense, net of interest income, for the three months ended June 30, 1996 increased $227,000 compared to the three months ended June 30, 1995. This increase is due primarily to increased borrowings during the second quarter of 1996 compared to the second quarter of 1995.

     Income taxes were $369,000 in the second quarter of 1996, representing an effective tax rate of 40.2%, compared to $721,000 for the second quarter of 1995, an effective tax rate of 40.9%.

     The Company had net earnings of $550,000 for the second quarter ended June 30, 1996 as compared with net earnings of $1,043,000 for the second quarter ended June 30, 1995, an decrease of $493,000 or 47.3% for reasons discussed above. Net earnings as a percentage of net sales decreased to 7.0% from 11.3%.

Six Month Period Ended June 30, 1996 Compared To The Six Month Period Ended June 30, 1995.

     Net sales for the six months ended June 30, 1996 were $15,889,000, compared with the six months ended June 30, 1995 of $17,507 ,000, a decrease of $1,618,000 or 9.2%. This 1996 sales decrease was attributable to a decline in domestic volumes of approximately $1,333,000. Price reductions accounted for approximately $400,000 of the decrease in net sales. A decrease in export sales of $540,000 also contributed to the decline in net sales. These decreases were offset by a net increase in sales to new customers of approximately $655,000.

     Cost of goods sold decreased by $797,000 to $10,790,000 for the six month period ended June 30, 1996, a decrease of 6.9% from the six month period ended June 30, 1995. Gross profits decreased by $821,000 to $5,099,000 for the six months ended June 30, 1996 from $5,920,000 for the same period in 1995, and decreased as a percentage of net sales to 32.1% from 33.8%. Cost of net sales, as a percentage of sales was 67.9% in the first six months of 1996, and 66.2% in the same period of 1995.

     Selling, general and administrative expenses decreased by $135,000 or 4.9% between the six months of 1996 and the same period of 1995. These costs, as a percentage of net sales, were 16.4% for the six months ended June 30, 1996 and 15.6% for the six months ended June 30, 1995 .

     Earnings from operations decreased by $685,000 or 21.5% between the six months periods ended June 30, 1996 and 1995, and decreased as a percentage of net sales to 15.7% from 18.2%.

     Interest expense, net of interest income, for the six months ended June 30, 1996 increased $130,000 compared to the six months ended June 30, 1995. This increase is due primarily to increased borrowings during the first half of 1996 compared to the first half of 1995.

     Other expenses, net of other income, increased $33,000 between the six month periods ended June 30, 1996 and 1995.

     Income taxes were $878,000 in the first six months of 1996, representing an effective tax rate of 40.1%, compared to $1,237,000 for the first six months of 1995, an effective tax rate of 40.8%.

     The Company had net earnings of $1,310,000 for the six months ended June 30, 1996 as compared with net earnings of $1,799,000 for the six months ended June 30, 1995, a decrease of $489,000 or 27.2% for reasons discussed above. Net earnings as a percentage of net sales decreased to 8.2% from 10.3%.

Liquidity and Capital Resources

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans, a convertible subordinated note and the sale of equity securities, including its initial public offering in April 1995. The Company's cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 1996 and 1995 were as follows:

                                            SIX MONTHS ENDED JUNE 30,
                                            -------------------------
                                                1996          1995
                                            -----------    ----------
                                                 (In thousands)

     Operating activities.................   $(17,907)         159
     Investing activities.................       (142)         (83)
     Financing activities.................     17,492        5,927

     Since early 1995, as sales and earnings before income taxes increased, the Company's cash requirements for operating activities have increased in order to finance significantly higher levels of inventory and accounts receivable. In addition, in positioning itself as a "discrete semiconductor superstore," the Company has been required to significantly increase its inventory levels. As a consequence, inventory has grown from $27.8 million at December 31, 1995 to $38.2 million at June 30, 1996. Management believes that current inventory levels are more than adequate to meet the needs of its customers under current market conditions. A decrease of inventory levels was planned during the second half of 1996 and no additional increase is planned until mid to late 1997.

     The discrete semiconductor products distributed by the Company are mature products, used in a wide range of commercial and industrial products and industries. As a result, the Company has never experienced any material amounts of product obsolescence. The Company also attempts to control its inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increase the risks of price fluctuations and product obsolescence.

     Investment activities in 1996 and 1995 consisted of the purchase of property and equipment, principally computer equipment. The Company expects to invest about $400,000 over the next four years in hardware and software for a new fully integrated information system.

     On April 19, 1995, the Company completed its initial public offering of 2,530,000 shares of its Class A Common Stock. The net proceeds of approximately $11.3 million were used during 1995 to retire bank debt in the amount of $5.4 million, to repay $670,000 in long-term mortgage debt, to expand inventory and for general corporate purposes.

     As of June 30, 1996, the Company's unused sources of funds consisted of approximately $1.1 million in cash and borrowing capacity under the Company's $10 million and $5 million revolving lines of credit, both of which are provided by Union Bank and expire at various dates in late 1996 through mid 1997 (see note 7 in Notes to Financial Statements). The agreement governing these facilities contains covenants that impose limitations on the Company, and requires the Company to be in compliance with certain financial ratios. If the Company fails to comply with the covenants contained in the agreement, the bank may be able to accelerate the maturity of the indebtedness. As of June 30, 1996, the Company was in compliance with the required financial ratios and covenants. Additionally, both lines of credit are secured by substantially all of the Company's assets, other than real property.

     In May 1996, the Company issued a five year Subordinated Convertible Note (the Note) for $3,000,000, at 8% simple interest per annum. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the Act), in the belief that the securities are exempt from such registration under Regulation S of the Act. Interest is payable annually, on each of the Note's anniversary date, and the principal is due May 18, 2001.

     The Company believes that funds generated from operations, the amended bank revolving lines of credit and the convertible subordinated note will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     10.1 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings.

     10.2 Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave. Scott, Santa Clarita, California, 91355.

(b)  Reports on Form 8-K:

     None

    SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TAITRON COMPONENTS INCORPORATED



Date:  August 12, 1996            By: /s/ David M. Turner
                                     -------------------
                                     David M. Turner,
                                     Chief Financial Officer
                                     (Principal Financial Officer)
                                     (Chief Accounting Officer)

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
EXHIBIT                                                             NUMBERED
NUMBER                            DESCRIPTION                         PAGE
- -------                           -----------                     ------------


 10.1 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings.

 10.2   Lease Agreement, dated May 29, 1996, by and between Scott
        Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave. Scott, Santa Clarita, California, 91355.