Form 10QSB
period 1996-09-30
TAITRON COMPONENTS INC
filed 1996-11-12
CIK 942126

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

        For the quarterly period ended September 30, 1996


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

              YES   X                NO
                  -----                 -----

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   Class A Common Stock, $.001 par value, 6,167,341 shares outstanding as of
     September 30, 1996
   Class B Common Stock, $.001 par value, 762,612 shares outstanding as of September 30, 1996

       Transitional Small Business Disclosure Format (check one)

              YES                    NO   X
                  -----                 -----

                               TABLE OF CONTENTS


 ITEM                                                                                         PAGE NO.
 ----                                                                                         --------

PART I.                         FINANCIAL INFORMATION                                             2

 Item 1.                        Financial Statements                                              2

 Item 2.                        Management's Discussion and Analysis
                                of Financial Condition and Results of Operations                  8


PART II.                        OTHER INFORMATION                                                13


PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
                        TAITRON COMPONENTS INCORPORATED

                                Balance Sheets
                            (Dollars in Thousands)

                                                                           SEPTEMBER 30,             DECEMBER 31,
                 ASSETS                                                        1996                      1995
                                                                         -----------------        -----------------
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                             $           250                    1,145
  Trade accounts receivable, net                                                  4,337                    5,363
  Inventory                                                                      35,298                   27,752
  Deferred income taxes                                                             560                      400
  Prepaid expenses and other current assets                                         102                       92
                                                                         -----------------        -----------------
       Total current assets                                                      40,547                   34,752

Property and equipment, net                                                       1,684                    1,627

Other assets                                                                         24                        1
                                                                         -----------------        -----------------

       Total assets                                                     $        42,255                   36,380
                                                                         =================        =================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                         $        12,200                       --
  Trade accounts payable                                                          2,160                   12,862
  Accrued liabilities                                                               704                      881
  Current portion of long-term debt                                                  17                       16
  Income taxes payable                                                                3                      155
                                                                         -----------------        -----------------
       Total current liabilities                                                 15,084                   13,914
                                                                         -----------------        -----------------
Long-term debt, less current portion                                                498                      511
                                                                         -----------------        -----------------
Convertible, subordinated note                                                    3,000                       --
                                                                         -----------------        -----------------

Shareholders' equity:
  Preferred stock, $.001 par value. Authorized 5,000,000 shares;
    none issued or outstanding                                                       --                       --
  Class A common stock, $.001 par value.  Authorized 20,000,000
   shares; issued and outstanding 6,167,341 shares                                    6                        6
  Class B common stock, $.001 par value.  Authorized, issued and
   outstanding 762,612 shares                                                         1                        1
  Additional paid-in capital                                                     14,531                   14,531
  Retained earnings                                                               9,135                    7,417
                                                                         -----------------        -----------------
       Total shareholders' equity                                                23,673                   21,955
                                                                         -----------------        -----------------
       Total liabilities and shareholders' equity                       $        42,255                   36,380
                                                                         =================        =================

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Earnings
               (Dollars in thousands, except per share amounts)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                            ----------------------------    ----------------------------
                                                 1996         1995                1996         1995
                                            ----------------------------    ----------------------------
                                                    (Unaudited)                     (Unaudited)
Net sales                                 $      6,944        9,372               22,832      26,880

Cost of goods sold                               4,828        6,003               15,618      17,590
                                            ----------------------------    ----------------------------
Gross profit                                     2,116        3,369                7,214       9,290

Selling, general and administrative
  expenses                                       1,116        1,410                3,717       4,147
                                            ----------------------------    ----------------------------
   Operating earnings                            1,000        1,959                3,497       5,143

Interest expense (income), net                     310           (9)                 604         155

Other expense (income), net                          7          (44)                  23         (61)
                                            ----------------------------    ----------------------------
   Earnings before income taxes                    683        2,012                2,870       5,049

Income tax expense                                 274          816                1,152       2,054
                                            ----------------------------    ----------------------------
   Net earnings                            $       409        1,196                1,718       2,995
                                            ----------------------------    ----------------------------
Net earnings per share                     $       .06          .17                  .25         .50
                                            ============================    ============================
Weighted average common shares
  outstanding                                6,930,000    7,103,000            6,939,000   6,034,000
                                            ============================    ============================

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                           Statements of Cash Flows
                            (Dollars in thousands)

                                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------    ----------------
                                                                                   (Unaudited)

Cash flows from operating activities:
  Net earnings                                                        $        1,718               2,995
                                                                       ----------------    ----------------
  Adjustments to reconcile net earnings to net cash used in
   operating activities:                                                          87                 106
  Depreciation and amortization                                                 (160)               (210)
  Deferred income taxes
  Changes in:
   Trade accounts receivable                                                    1025              (1,189)
   Inventory                                                                  (7,546)             (4,350)
   Prepaid expenses and other current assets                                      (9)                 78
   Other assets                                                                  (23)
   Trade accounts payable                                                    (10,703)              2,983
   Accrued liabilities                                                          (177)                116
   Income taxes payable                                                         (152)               (680)
                                                                       ----------------    ----------------

       Total adjustments                                                     (17,658)             (3,146)
                                                                       ----------------    ----------------

       Net cash used in operating activities                                 (15,939)               (151)
                                                                       ----------------    ----------------

Cash flows from investing activities  - acquisitions
  of property and equipment                                                     (144)               (144)
                                                                       ----------------    ----------------

Cash flows from financing activities:
  Net borrowings (repayments) on notes payable                                12,200              (5,364)
  Payments of long-term debt                                                     (12)                (20)
  Proceeds from issuance of Common Stock                                                          11,309
  Proceeds from issuance of Convertible, subordinated note                     3,000
                                                                       ----------------    ----------------

     Net cash provided by financing activities                                15,188               5,925
                                                                       ----------------    ----------------

     Net increase (decrease) in cash
      and cash equivalents                                                      (895)              5,630

Cash and cash equivalents, beginning of
 period                                                                        1,145                  59
                                                                       ----------------    ----------------

Cash and cash equivalents, end of period                              $          250               5,689
                                                                       ================    ================

Supplemental disclosure of cash flow
 information:
  Cash paid for interest                                              $          556                 312
                                                                       ================    ================

  Cash paid for income taxes                                          $        1,464               2,928
                                                                       ================    ================

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                         Notes to Financial Statements

 (All amounts are unaudited except the balance sheet as of December 31, 1995)



(1)   BASIS OF PRESENTATION
      The unaudited financial statements presented herein have been prepared on a consistent basis with the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) which in the opinion of management are necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

      In accordance with item 310(b) to form 10-QSB of Regulation S-B, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company's annual financial statements and footnotes thereto. For further information refer to the financial statements , related footnotes and "MANAGEMENT'S DISCUSSION AND ANALYSIS", included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION
      Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 1996 and 1995 aggregated $706,000 and $403,000, respectively and for the nine months ended September 30, 1996 and 1995 aggregated $1,351,000 and $1,020,000 respectively.

      ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

      The allowance for sales returns and doubtful accounts at September 30, 1996 and December 31, 1995 aggregated $183,000 and $138,000, respectively.

      INVENTORY

      Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $886,000 and $585,000 at September 30, 1996 and December 31, 1995, respectively.

(3)   NET EARNINGS PER SHARE
      Net earnings per share is based on the weighted average number of common shares outstanding as adjusted for the common stock reverse split described in note 4 and calculated using the treasury stock method, for all periods presented.

      Pursuant to the requirements of the Securities and Exchange Commission, common stock issued by the Company during the 12 months immediately preceding the initial public offering (note 4) have been included in the calculation of the weighted average common shares outstanding as if they were outstanding for all periods presented using the treasury stock method.

(4)   SHAREHOLDERS' EQUITY
      In March 1995, the Board of Directors authorized the filing of a registration statement for an initial public offering of the Company's common stock. In that connection, the Company recorded a .891-for-1 reverse stock split of its common stock outstanding at March 9, 1995. Accordingly, all references to the number of shares outstanding have been adjusted to give effect to the aforementioned reverse stock split.

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

      . Reclassified all of the shares of the Company's common stock outstanding at March 9, 1995 for an equal number of shares of Class A Common Stock.

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

      Due to the need for funds to finance recent opportunistic purchases of inventory and the upcoming acquisition of a computer system, the Company entered into an amendment to its line of credit agreement on March 30, 1996, which converted the $5 million business acquisition facility into a $5 million revolving line of credit, which reduces to $2.5 million on November 1, 1996 and matures on January 2, 1997. This revolving line of credit bears interest at the same rates as those under the $10 million facility. In connection with this amendment, the bank required that the Company secure both credit facilities with substantially all of the Company's assets.. Additionally, as part of this amendment, the Company entered into a $2 million letter of credit facility.

      At September 30, 1996 there was $12.2 million outstanding under the $10 million and $5 million revolving lines of credit.

(8)   CONVERTIBLE SUBORDINATED NOTE PAYABLE
      In May 1996, the Company issued a five year Convertible, Subordinated Note (the Note) for $3,000,000, at 8% simple interest per annum. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the Act), in the belief that the securities are exempt from such registration under Regulation S of the Act.

      Interest is payable annually, on the Note's anniversary date, and the principal is due May 18, 2001.

     Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices to other electronic distributors and to original equipment manufacturers who incorporate them into their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                   THREE MONTH PERIOD ENDED                      NINE MONTH PERIOD
                                                         SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------------
                                                     1996                  1995                 1996                 1995
                                           ---------------------------------------------------------------------------------
( Dollars in thousands)

Net Sales                                            $6,944              $9,372                 $22,832           $26,880

Cost of goods sold                                   $4,828              $6,003                 $15,618           $17,590

Gross profit                                         $2,116              $3,369                 $ 7,214           $ 9,290
    % of net sales                                    30.5%               36.0%                   32.6%             34.6%

Selling, general and administrative expenses         $1,116              $1,410                 $ 3,717           $ 4,147
    % of net sales                                    16.1%               15.1%                   16.3%             15.4%

Operating earnings                                   $1,000              $1,959                 $ 3,497           $ 5,143
    % of net sales                                    14.4%               20.9%                   15.3%             19.1%

Net earnings                                         $  409              $1,196                 $ 1,718           $ 2,995
    % of net sales                                     5.9%               12.8%                    7.5%             11.1%

    The year 1995 was exceptionally good for Taitron and other discrete suppliers. For most of 1995, the demand for discrete semiconductors, in general, was greater than the supply. The intense competition for the available supply of discrete semiconductors pushed the prices higher than in normal market conditions. The Company, from time to time, could not fulfill some sales orders because of the limited supply of certain of these products.

    Shortages in 1995 created demands resulting in excess inventories at end-users, distributors and retailers. In the first half of 1996, the majority of Taitron's customers have been struggling with inventory adjustments and corrections. To help customers readjust their inventories, Taitron strategically decided to accept more returns and order cancellations than it normally would.

    To help suppliers and maintain Taitron's long term relationships, the Company decided to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. This strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins.

    As a result, the Company's inventory has increased significantly, during the first two quarters of 1996, leading to the leasing of additional warehouse space. The Company's inventory level peaked in May 1996 at $39.2 million and has subsequently reduced to $35.3 million at September 30, 1996. In order to finance these strategic purchases, the debt increased to $14.5 million in June 1996 and has subsequently reduced to $12.2 million at September 30, 1996.

    Management believes, that the strategies with customers and suppliers will benefit the Company in the long run. However, there can be no assurance that this will happen.


Three Month Period Ended September 30, 1996 Compared To The Three Month Period Ended September 30, 1995

    Net sales for the three months ended September 30, 1996 were $6,944,000, compared with net sales for the three months ended September 30, 1995 of $9,372,000, a decrease of $2,428,000 or 25.9%. This sales decrease was attributable principally to a decline in domestic volumes of approximately $1,759,000. Net price reductions accounted for approximately $382,000 of the decrease in sales and had a negative impact on gross profit. A decrease in export sales of $287,000 also contributed to the decline in net sales. The decline in sales was principally a result of an industry wide decline in demand for discrete semiconductors.

    Cost of goods sold decreased by $1,175,000 to $4,828,000 for the three month period ended September 30, 1996, a decrease of 19.6% from the three month period ended September 30, 1995. Cost of goods sold as a percentage of net sales was 69.5% in the third quarter of 1996, an increase from 64.0% in the third quarter of 1995. Gross profits decreased by $1,253,000 to $2,116,000 for the three months ended September 30, 1996 from $3,369,000 for the same period in 1995, and decreased as a percentage of net sales to 30.5% from 36.0%.

    Selling, general and administrative expenses decreased by $294,000 or 20.9% for the third quarter of 1996 compared to the same period of 1995. These costs, as a percentage of net sales, increased slightly to 16.1% for the three months ended September 30, 1996 from 15.1% for the three months ended September 30, 1995.

    Operating earnings decreased by $959,000 or 49.0% between the three month periods ended September 30, 1996 and 1995, and decreased as a percentage of sales to 14.4%.

    Interest expense, net of interest income, for the three months ended September 30, 1996 increased $319,000 compared to the three months ended September 30, 1995. This increase is due primarily to increased borrowings during the third quarter of 1996 compared to the third quarter of 1995.

    Income taxes were $274,000 in the third quarter of 1996, representing an effective tax rate of 40.1%, compared to $816,000 for the third quarter of 1995, an effective tax rate of 40.6%.

    The Company had net earnings of $409,000 for the third quarter ended September 30, 1996 as compared with net earnings of $1,196,000 for the third quarter ended September 30, 1995, a decrease of $787,000 or 65.8% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 5.9% from 12.8%.

Nine Month Period Ended September 30, 1996 Compared To The Nine Month Period Ended September 30, 1995.

    Net sales for the nine months ended September 30, 1996 were $22,832,000, compared with the nine months ended September 30, 1995 of $26,880,000, a decrease of $4,048,000 or 15.1%. This 1996 sales decrease was attributable principally to a decline in domestic volumes of approximately $2,510,000. Net price reductions accounted for approximately $457,000 of the sales decrease and had a negative impact on gross profit. A decrease in export sales of $1,081,000 also contributed to the decline in net sales, offset somewhat by an increase of $58,000 in export sales through the Company's Brazilian sales office. The Company has continued to add new customers for the nine months ended September 30, 1996, but at a slower rate compared with the nine months ended September 30, 1995. The decline in sales was principally a result of an industry wide decline in demand for discrete semiconductors.

    Cost of goods sold decreased by $1,972,000 to $15,618,000 for the nine month period ended September 30, 1996, a decrease of 11.2% from the nine month period ended September 30, 1995. Gross profits decreased by $2,076,000 to $7,214,000 for the nine months ended September 30, 1996 from $9,290,000 for the same period in 1995, and decreased as a percentage of net sales to 31.6% from 34.6%. Cost of net sales, as a percentage of sales was 68.4% in the first nine months of 1996, and 65.4% in the same period of 1995.

    Selling, general and administrative expenses decreased by $430,000 or 10.4% between the nine months of 1996 and the same period of 1995. These costs, as a percentage of net sales, were 16.3% for the nine months ended September 30, 1996 and 15.4% for the nine months ended September 30, 1995.

    Earnings from operations decreased by $1,646,000 or 32.6% between the nine month periods ended September 30, 1996 and 1995, and decreased as a percentage of net sales to 15.3% from 19.1%.

    Interest expense, net of interest income, for the nine months ended September 30, 1996 increased $449,000 compared to the nine months ended September 30, 1995. This increase is due primarily to increased borrowings during the first nine months of 1996 compared to the first nine months of 1995.

    Other expenses, net of other income, increased $84,000 between the nine month periods ended September 30, 1996 and 1995.

    Income taxes were $1,152,000 in the first nine months of 1996, representing an effective tax rate of 40.1%, compared to $2,054,000 for the first nine months of 1995, an effective tax rate of 40.7%.

    The Company had net earnings of $1,718,000 for the nine months ended September 30, 1996 as compared with net earnings of $2,054,000 for the nine months ended September 30, 1995, a decrease of $1,277,000 or 42.6% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 7.5% from 11.1%.

Liquidity and Capital Resources

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans, a convertible subordinated note and the sale of equity securities, including its initial public offering in April 1995. The Company's cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 1996 and 1995 were as follows:

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------------

                                                              1996              1995
                                                              ----              ----
                                                                  (In thousands)

                    Operating activities.............       $(15,939)           (151)

                    Investing activities.............           (144)          (144)

                    Financing activities.............         15,188           5,925



    Since early 1995, as sales and earnings before income taxes increased, the Company's cash requirements for operating activities have increased in order to finance significantly higher levels of inventory and accounts receivable. In positioning itself as a "discrete semiconductor superstore," the Company has been planing to increase inventory levels since its public offering in 1995. As a consequence, inventory has grown from $27.8 million at December 31, 1995 to $35.3 million at September 30, 1996. Management plans to decrease inventory levels for the remainder of 1996 and has no plans to increase inventory levels until 1997.

    Taitron's competitive edge is it's ability to fill customer orders immediately from stock held in inventory. Thus, management has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on the Company's earnings.

    The discrete semiconductor products distributed by the Company are mature products, used in a wide range of industries for commercial and industrial products. As a result, the Company has never experienced any material amounts of product obsolescence. The Company also attempts to control its inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increase the risks of price fluctuations and product obsolescence.

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

    As of September 30, 1996, the Company's unused sources of funds consisted of approximately $3.1 million in cash and borrowing capacity under the Company's $10 million and $5 million revolving lines of credit, both of which are provided by Union Bank and expire at various dates in late 1996 through mid 1997 (see note 7 in Notes to Financial Statements). The agreement governing these facilities contains covenants that impose limitations on the Company, and requires the Company to be in compliance with certain financial ratios. If the Company fails to comply with the covenants contained in the agreement, the bank may be able to accelerate the maturity of the indebtedness. As of September 30, 1996, the Company was in compliance with the required financial ratios and covenants. Additionally, both lines of credit are secured by substantially all of the Company's assets, other than real property.

    In May 1996, the Company issued a five year Subordinated Convertible Note (the Note)for $3,000,000, at 8% simple interest per annum. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the Act), in the belief that the securities are exempt from such registration under Regulation S of the Act. Interest is payable annually, on the Note's anniversary date, and the principal is due May 18, 2001.

    The Company believes that funds generated from operations, the amended bank revolving lines of credit and the convertible subordinated note will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

PART II. OTHER INFORMATION


ITEM  5. OTHER INFORMATION

         The Company's former Chief Financial Officer left the Company in September to pursue other opportunities. The Company has hired David M. Batt to fill this position.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     3.1    Articles of Incorporation of Taitron Components Incorporated (the Registrant).*

     3.2    Bylaws of the Registrant.*

     4.1    Specimen certificate evidencing Class A Common Stock of the Registrant.*

     4.2    Form of Underwriter's Warrant.*

     10.1   Form of Director and Officer Indemnification Agreement.*

     10.2   1995 Stock Incentive Plan.*

     10.3   Form of Employment Agreement, dated as of January 1, 1995, by and between the Registrant and Stewart Wang.*

     10.4   Loan and Security Agreement, dated May 5, 1994, between the Registrant and Union Bank.*

     10.5   Loan Agreement, dated October 15, 1993, by and between the Registrant and California Statewide Certified
            Development Corporation.*

     10.6   Datair Mass-Submitter Prototype Standardized Cash or Deferred Profit Sharing Plan and Trust.*

     10.7   Form of Sales Representative Agreement.*

     10.8   Loan Agreement, Dated June 16, 1995, between Registrant and Union Bank.**

     10.9   Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and
            Tenrich Holdings.***

     10.10  Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and
            Taitron Components Incorporated, as Lessee for property located at 27827 Ave. Scott, Santa Clarita,
            California 91355.***

     27     Financial Data Schedule - Article 5

-----------------------------------------------------------------------------------------------------------
        *    Incorporated by reference from Taitron Components Incorporated Registration Statement on Form

             SB-2, Registration No. 33-90294-LA.

        **   Incorporated by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

        ***  Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

(b)  Reports on Form 8-K:

          None

    SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TAITRON COMPONENTS INCORPORATED



Date:  November 13, 1996                    By:    /s/ David M. Batt
                                               ------------------------
                                            David M. Batt,
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Chief Accounting Officer)