Form 10KSB
period 1996-12-31
TAITRON COMPONENTS INC
filed 1997-03-31
CIK 942126

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

           [x]    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25844

                         TAITRON COMPONENTS INCORPORATED
           (Name of Small Business Issuer as specified in its charter)
                   California                               95-4249240
       (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                   Identification No.)

                25202 Anza Drive, Santa Clarita, California 91355
               (Address of Principal Executive Offices) (Zip Code)

                                 (805) 257-6060
                         Registrant's Telephone Number,
                               including Area Code

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, par value $.001 per share

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosures will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     The Registrant's revenues for the fiscal year ended December 31, 1996 were $30,128,000.

     At March 19, 1997, there were outstanding 6,167,341 shares of Class A Common Stock of Registrant and 762,612 shares of Class B Stock of the Registrant. The aggregate market value of the Voting Stock held on that date by non-affiliates of the Registrant, based on the closing price ($3.07 per share) of the Registrant's Class A Common Stock on the Nasdaq National Market on March 19, 1997, was $10,825,123. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

Transitional Small Business Disclosure Format:  Yes      No X
                                                   ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I
ITEM 1.  BUSINESS.

     For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 10 of this report.

GENERAL

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors and optoelectronic devices to other electronic distributors, and to original equipment manufacturers (OEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 1996, the Company's inventory consisted of over 970 million components. The Company distributes over 9,500 different products manufactured by more than 50 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 1996, ranged from under one cent to over $13, and averaged approximately 4.1 cents each.

     Discrete semiconductors are basic electronic building blocks. One or more different types of discrete semiconductors generally are found in the electronic or power supply circuitry of such diverse products as automobiles, televisions, radios, telephones, computers, medical equipment, airplanes, industrial robotics and household appliances. The term "discrete" is used to differentiate those single function semiconductor products which are packaged alone, such as transistors or diodes, from those which are "integrated" into microchips and other integrated circuit devices. Electronic Business Today reported in January 1996 that the American market for discrete semiconductors (which includes discrete semiconductor products which are not currently included in the Company's product lines) was in excess of $3.1 billion in 1994 and estimated that the market was in excess of $3.9 billion in 1995. The Company believes that the majority of these sales are made by large semiconductor manufacturers directly to large OEMs.

     The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and recently passive components, a small subset of the component market. In 1996, Electronic Business Buyer estimated that there were over 1,500 electronics distributors in the United States, with the largest single distributor reporting sales for 1995 of over $4.6 billion. Electronic Buyers News ranked the Company 17th for distribution of discrete semiconductors and based on 1995 sales, the Company ranked 45th among the top 50 distributors. Of this magazine's top 50 electronics distributors in 1995, the Company believes that it is the only distributor which concentrates its efforts almost exclusively on the discrete semiconductor market.

     The Company has attempted to develop a more efficient link between the component manufacturers and the small to medium size OEMs and distributors. The Company's "superstore" strategy includes foregoing certain benefits distributors normally require from component manufacturers, such as stock-rotation and requesting only limited price protection privileges, in order to obtain better pricing, and providing its customers with one stop, "no hassle" shopping for their discrete component needs.

     The Company intends to continue to grow by increasing its sales to existing customers through further expansion of the number of different types of discrete components and other non-integrated circuit components in its inventory, and by attracting additional OEM and electronics distributor customers. To better service its customers, the Company currently plans, during 1997, to begin hiring outside salespersons to cover the entire United States. These individuals will work within their assigned regions and travel to visit customers at selective locations.

DISCRETE SEMICONDUCTORS

     Semiconductors can be broadly divided into two categories - discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits, such as microprocessors and other "chips," which can contain from a few to as many as several million diodes and other elements in a single package, and usually are designed to perform complex tasks. During 1996, the Company almost exclusively distributed discrete semiconductors.

     While integrated circuits, such as microprocessor chips, have garnered more public exposure during the past several years, discrete semiconductors, the ancestral root of integrated circuits, have been a core element of electric equipment for more than 30 years. Discrete semiconductors are found in most consumer, industrial and military electrical and electronic applications.

     Discrete semiconductors represent only a small subset of the different types of semiconductors currently available. Electronic Business Today estimated that the North American market purchased over $46 billion of semiconductors in 1995, of which $3.9 billion were discrete devices. The balance were various forms of integrated circuits. Discrete semiconductors are generally more mature products with a more predictable demand, more stable pricing and more constant sourcing than other products in the semiconductor industry, and are thus less susceptible to technological obsolescence than integrated circuits. The Company believes that the market for discrete semiconductors is growing, although at a slower pace than the market for semiconductors in general. This could in part be due to the fact that OEMs are designing products which utilize integrated circuits in place of discrete semiconductors.

PASSIVE COMPONENTS

     During 1996, the Company test marketed passive components, such as resistors, capacitors and inductors, a type of discrete component manufactured with non-semiconductor materials. The result of the test marketing was very encouraging, although the sales volume was not significant in 1996. The Company believes that both passive components and discrete semiconductors can be marketed through existing channels, which in turn will reinforce the company's current relationship with its customers. The Company will introduce a new catalog of all passive components during the second quarter of 1997.

SEMICONDUCTOR DISTRIBUTION CHANNELS

     Semiconductor manufacturers ("supplier") sell components directly to OEMs, as well as to their distributors. The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach medium and smaller sized OEMs, as well as smaller distributors. Many suppliers consider semiconductor distributors to be an integral part of their businesses. As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in finished goods inventories and accounts receivable. By having geographically dispersed selling and efficient order processing and delivery capabilities, distributors are often able to serve smaller and medium sized companies more effectively and economically than can the supplier.

     Semiconductor distributors are also important to OEMs. OEMs frequently place orders which are of insufficient size to be placed directly with the suppliers or require delivery schedules not available from them. Distributors offer product availability, selection and more rapid and flexible delivery schedules keyed to meet the requirements of their OEM customers. OEMs also often rely upon semiconductor distributors to provide timely, knowledgeable access to semiconductor components.

     There is also pressure on both the suppliers and OEMs to maintain small inventories. Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as such goods are manufactured. OEMs typically demand "just in time" delivery -- receipt of their semiconductor requirements immediately prior to the time when the components are to be used. Distributors fill this niche.

     Most electronics distributors sell numerous products other than semiconductors, including electromechanical, interconnect and computer products. Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of 1995's top 50 electronics distributors reported by Electronic Buyers News, only Taitron and three other companies focused their distribution efforts on discrete semiconductors. However, the Company believes that the three other companies concentrated their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. The Company believes that it was the only distributor which concentrated its efforts almost exclusively on the discrete semiconductor market.

STRATEGY

     Since it was founded in 1989, the Company's goal has been to become one of the leading distributors of discrete semiconductors in North America. While the Company initially gained market share by concentrating on selling discrete semiconductors at competitive prices. The Company has marketed itself as a "discrete semiconductor superstore," whose in-depth focus on discrete semiconductors and extensive inventory of products is of benefit to both suppliers and OEMs. In creating the "superstore" strategy, the Company has attempted to develop a more efficient link between suppliers and the small to medium sized OEMs and distributors which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Company's strategy include:

          Inventory. The Company believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discrete semiconductors, the Company's entire inventory consists of discrete semiconductors and passive components. The Company generally attempts to maintain a six to ten month supply of inventory of most products in its catalogs. The Company's inventory is higher than this goal as a result of its decision to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company is focusing its efforts to gradually reduce the Company's inventory while maintaining adequate stock to accommodate the Company's historical high growth in the future when demand increases. In March, 1997, the Company's inventory reduced to approximately $33.5 million. The Company is changing the mix of products to include passive components. With immediate availability of a wide selection of products and brands, the Company attempts to function more like a wholesale superstore than a franchised distributor. See Part II Item 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources."

          Strategic Purchasing. While the Company attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers, the Company also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. The Company also makes opportunistic purchases of a supplier's uncommitted inventory in order to take advantage of favorable pricing. See "BUSINESS - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations."

          Relationships with Suppliers. The Company, unlike most other franchised distributors, does not demand return or stock-rotation privileges which are generally available from its suppliers. Return and stock-rotation privileges are beneficial to distributors because they enable distributors to return or rotate inventory they are unable to sell, thus significantly reducing the risks and costs associated with over-purchasing or obsolescence. The Company requests and will accept price protection from its suppliers, but does not demand formal price protection agreements from its suppliers. Price protection protects distributors from the risks of falling prices of components held in inventory. Although beneficial to the distributor, return and stock-rotation privileges and price protection are costly to semiconductor manufacturers and a portion of these costs are usually passed on to the distributors as increased prices. The Company believes that it has been able to gain a competitive advantage over other distributors by foregoing or not demanding these privileges (and thus assuming the risk of over-purchasing, product obsolescence and the majority of risk for price fluctuations) in order to obtain better pricing. Historically, the Company's inventory obsolescence experience has not been material. See "BUSINESS - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "BUSINESS - Suppliers."

          Reliable One Stop Shopping. The Company offers a large selection of discrete products and brands at competitive prices. The Company provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of discrete semiconductors that they need. Because of its large inventory, the Company can often fill a significant portion, or all, of a customer's discrete semiconductor order from stock. Historically, the Company has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules. The Company also follows a lenient policy of "no hassle" returns. Under this policy, if a customer can demonstrate an acceptable cause for a return, it may generally return products to the Company for a reasonable period of time after purchase, without penalty or restocking charge. See "BUSINESS - Cautionary Statements and Risk Factors - Product Returns," Part II Item 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations," "BUSINESS - Customers" and "BUSINESS - Sales and Marketing."

          Support Smaller OEMs and Distributors. The Company focuses its marketing efforts on smaller OEMs and distributors, who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. The Company believes that its strategic purchasing policies enable the Company to provide medium and smaller OEMs and distributors competitive prices while still maintaining adequate profit margins. The Company, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. Taitron offers sales support through its sales department and its network of independent sales representatives. It is also current Company policy not to compete with its distributor customers. In fact, the Company attempts, through its independent sales representatives, to assist its distributors in expanding their customer bases. The Company also offers its customers its own "Taitron" private label line of products and a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. See "BUSINESS - Sales and Marketing."

     During the last few years, there have been substantial consolidations within the electronics distribution industry. This trend has impacted the Company's customer base. As the very largest distributors grow larger, through acquisition or otherwise, they may reduce the level of services provided and attention paid to the smaller or middle-sized customers. Consolidations also often cause customers to seek out additional sources of supply in order to avoid or minimize, to an acceptable level, supplier dependency. Since semiconductor manufacturers do not usually direct their sales efforts toward smaller or medium sized OEMs, these trends present opportunities for distributors such as the Company to supply customers who are no longer serviced adequately by larger distributors.

     The Company believes that larger distributors consider the discrete semiconductor market too small in size to allocate a substantial portion of their resources towards, and instead appear to focus on carrying only the top selling discrete semiconductor components in inventory. The Company combines attributes of both larger and smaller distributors, in that it is large enough to offer a broad product base of discrete semiconductors at competitive prices, yet flexible enough to provide services that are usually available only from regional or local distributors.

     The Company intends to continue to grow by increasing its sales to existing customers through further expansion of the number of different types and brands of discrete semiconductors and other non-integrated circuit components in its inventory, and by attracting additional OEM and electronics distributor customers. The Company currently plans, during 1997, to begin hiring outside salespersons to cover the entire United States.

     The Company recognized that there is a rapidly growing market for discrete semiconductors in South America. To take advantage of this opportunity, the Company opened a branch office in Sao Paulo, Brazil in May, 1995 to handle South American customers. South American sales in 1996 were $299,000 compared to $144,000 in 1995.

PRODUCTS

     The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes and transistors, as well as optoelectronic devices. The Company maintains a broad line of brands and products and attempts to maintain at least six to ten months of inventory for each component in its catalogs. At December 31, 1996, the Company's inventory contained over 970 million separate components and over 9,500 distinct products. The Company's products can range in sales price from under one cent for a commercial diode to over $13 for certain optoelectronic devices. In 1996, the average component sales price of the products sold by the Company was approximately 4.1 cents.

     In 1996, the Company purchased products from over 50 suppliers, including General Instrument, Temic, National Semiconductor, Hi-Sincerity Microelectronics and Samsung Semiconductors, Inc. The Company also offers a "Taitron" private label brand of products. See "BUSINESS - Cautionary Statements and Risk Factors Suppliers," "BUSINESS -Customers" and "BUSINESS - Suppliers."

     Discrete semiconductors are categorized based on various factors, including function, construction, fabrication and capacity. The products sold by the Company include:

          Rectifiers. Rectifiers are generally utilized in power supply and other high power applications to convert alternating current to direct current. The Company sells a wide variety of rectifiers, including silicon rectifiers, fast efficient rectifiers, schottky rectifiers, glass passivated rectifiers, fast efficient glass passivated rectifiers, silicon bridge rectifiers, schottky bridge rectifiers, glass passivated bridge rectifiers and controlled avalanche bridge rectifiers.

          Diodes.         Diodes are two-lead semiconductors that only allow
     electric current to flow in one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by the Company include switching diodes, varistor diodes, germanium diodes and zener diodes.

          Transistors.    Transistors are used in, among other applications, the
     processing or amplification of electric current and electronic signals, including data, television, sound and power. The Company currently stocks many types of transistors, including small signal transistors, power transistors and power MOSFETS.

          Optoelectronic Devices. Optoelectronic devices are solid state products which provide light displays (such as LEDs), optical links and fiber-optic signal coupling. Applications vary from digital displays on consumer video equipment to fiberoptic transmission of computer signals to pattern sensing for regulation, such as is found in automobile cruise controls. Optoelectronic devices are not generally classified as discrete semiconductors or integrated circuits, although they incorporate semiconductor materials.

     The products distributed by the Company are mature products that are used in a wide range of commercial and industrial products and industries. The Company believes that a majority of the products it distributes are used in applications where integrated circuits are not viable alternatives. As a result, the Company has never experienced any material amounts of product obsolescence, and does not expect to experience any material amount of product obsolescence in the foreseeable future. This is a forward looking statement and, as such, is subject to uncertainties. There can be no assurance that over time the functions for which discrete semiconductors are used will not eventually be displaced by integrated circuits.

     The Company conducts limited quality monitoring of its products. The Company purchases products from reliable manufacturers who provide warranties for their products that are common in the industry.

     The Company also offers its own private label products to its customers. Through its line of private label products, which are manufactured to the Company's specifications by many of its suppliers, the Company is able to offer its customers components of a consistent quality and at prices lower than the brand name equivalents. See "BUSINESS - Suppliers."

     The Company's distribution originates from its 24,500 square foot facility located in Santa Clarita, California. The Company utilizes a computerized inventory control/tracking system which enables the Company to quickly access its inventory levels and trace product shipments. See Item 2 - "PROPERTIES."

CUSTOMERS

     The Company markets its products to distributors and OEMs. The Company believes that its strategic purchasing policies allow the Company to provide medium and smaller OEMs and distributors competitive prices while still maintaining an adequate profit margin. As a rule, the Company also does not impose minimum order limitations on its customers, which enables smaller customers to avoid the cost of carrying large inventories. See "BUSINESS - Strategy."

     During 1996, the Company distributed its products to over 1,900 customers. For the years ended December 31, 1996 and 1995, no one customer accounted for more than 3.6% and 4.3%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

     Historically, distributors have accounted for a much larger percentage of the Company's net sales than OEMs. However, over time, as the Company has expanded its customer base, the Company's customer breakdown has become somewhat more balanced, with distributors accounting for approximately 60% and OEMs accounting for approximately 40% of the Company's net sales in 1996.

     The Company does not require its distributor customers to provide any point of sale reporting and therefore the Company does not know the breakdown of industries into which its products are sold. However, based on its sales to OEMs, the Company believes that no one industry accounted for a majority of the applications of the products which it sold in 1996 or 1995.

     Taitron offers sales support to its customers through its sales department and a network of 23 independent sales representatives. Inventory support provided to customers includes carrying inventory for their specific needs and providing free samples of the products the Company distributes. The Company does not attempt to compete directly for customers with its distributor customers, but instead, through its network of independent sales representatives, assists its distributor customers in locating new customers.

     The Company also offers its customers a limited range of value added services, such as wire or lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these services have not been material to the Company's business or results of operations.

     The Company believes that exceptional customer service and customer relations are key elements of its success, and trains its sales force to provide prompt, efficient and courteous service to all customers. See "BUSINESS - Sales and Marketing." The Company has the ability to ship most orders the same day they are placed and historically, most of its customers' orders have been shipped within the requested delivery schedule.

     The Company maintains a "no hassle" return policy. On a case-by-case basis, the Company, for a reasonable period of time from purchase, will accept returns of products from its customers, without restocking charges, if the customers can demonstrate an acceptable cause for the return. Acceptable causes include, with respect to distributor customers, the loss of an order for which the components were purchased, or errors by the distributor in its specifications of the order. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. With respect to OEMs, acceptable causes are similarly generally limited to loss of orders for products in which the components were to be incorporated and errors in specifications of the OEMs orders to the Company (e.g., when the OEM erroneously orders the wrong product). The Company will also, on a case-by-case basis, accept returns of product upon payment of a restocking fee, which usually is set at 15% of the sales price.

     The Company will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in the Company's inventory. During the fiscal years ended December 31, 1996 and 1995, sales returns aggregated $1,536,000 and $1,307,000, or 5.1% and 3.7% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While the Company maintains reserves with respect to product returns which it considers adequate, the possibility exists that the Company could experience returns in any period at a rate significantly in excess of historical levels, which could adversely affect the Company's results of operations for that period. See "BUSINESS - Cautionary Statements and Risk Factors - Product Returns."

     As the Company's customers grow in size, the Company may lose its larger customers to its suppliers. See "BUSINESS Cautionary Statements and Risk Factors
- Competition."

SALES AND MARKETING

     The Company's sales department is currently located at its facility in Santa Clarita, California. The sales department was recently reorganized into three separate groups designed to handle the needs of the customer. Each group is managed by a Vice President of Sales. Each Vice President is given a substantial amount of discretion in developing sales strategies within his or her group. Group 1 salespeople complete the orders of smaller customers who's orders are usually more routine. Group 2 salespeople focus on solidifying relationships with and providing support to existing key OEM's and key distributors who have more complex needs. Group 3 salespeople are based out of their homes in the sales region in which they have responsibility for key OEM accounts and their responsibility is to solidify the sales relationship with OEM's and to technically support the Company's network of independent sales representatives. Salespeople are generally compensated by a combination of salary and incentives based upon the profits obtained from their sales. Salespeople may also be given responsibilities as brand and/or product managers and are given additional compensation for these duties. Each Vice President of sales is compensated by a combination of salary and incentives based upon the overall performance of his or her group, including the group's profitability.

     The Company has recognized that there is a rapidly growing market for discrete semiconductors in South America. To take advantage of this opportunity, Taitron opened a branch office in Sao Paulo, Brazil in May, 1995. Sales in 1996 were $299,000 compared to $144,000 in 1995.

     The independent sales representatives have played an important role in developing the Company's client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. The independent sales representatives are primarily responsible for face-to-face meetings with the Company's customers, and for developing new customers. The Company's independent sales representatives are each given responsibility for a specific geographical territory. Sales representatives are paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. The Company believes that this commission policy helps to eliminate competition between the Company and its independent sales representatives, and fosters a "partnership" relationship with its sales representatives. The Company and its independent sales representatives also jointly advertise and participate in trade shows.

     At February 28, 1997, the Company's sales and marketing department consisted of 15 employees, and the Company utilized 23 independent sales representatives to develop new customers and to provide a more direct link to existing customers.

     The Company provides customers with catalogs that are specially designed to aid customers in quickly finding the types and brands of discrete semiconductors and optoelectronic devices that they need.

     To attract new customers, the Company advertises in national industry publications such as Electronic Buyer's News, Electronic Business Today, Electronic Source Book, Electronic Industry and Telephone Directory Electronic News, Purchasing and, in Canada, Electronic Products and Technology. The Company also participates in regional and national trade shows and jointly advertises with suppliers, customers and independent sales representatives.

SUPPLIERS

     The Company believes that it is important to develop and maintain good relationships with its suppliers. Generally, the Company does not have long-term supply, distribution or franchise agreements with its suppliers, but instead attempts to cultivate a strong working relationship with each of its suppliers. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

     In order to facilitate this relationship, the Company typically will carry a complete line of each supplier's discrete semiconductor products. The Company also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows. The Company generally orders components far in advance, helping suppliers plan production, and it offers its suppliers other relatively unique programs, such as not requiring stock-rotation or return privileges, all of which are costly to the supplier. The Company requests and will accept price protection from its suppliers, but does not demand formal price protection agreements from its suppliers. See "BUSINESS - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "BUSINESS - Strategy."

     The Company purchases components from over 50 different suppliers, including General Instrument, National Semiconductor and Samsung Semiconductors, Inc. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of a supplier distribution relationship might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

     For the year ended December 31, 1996, the Company's four largest suppliers, General Instrument, Temic, National Semiconductor and Samsung Semiconductors, Inc. accounted for approximately 51.4% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. Even though the Company does not believe that the loss of any one supplier could have a material adverse effect on its business, the loss of several suppliers in a short period of time could have a material adverse effect on the Company. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

     The Company also offers its own private label brand. The Company's private label products are manufactured in some instances by the same suppliers that manufacture the brand name components distributed by the Company. There are generally multiple sources for each of the Company's private label components, and the Company believes that it would be able to contract with a replacement semiconductor manufacturer if any of its current relationships were to terminate. See "BUSINESS - Customers."

COMPETITION

     The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and semiconductor manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the semiconductor industry is based on breadth of product lines, product availability, choice of suppliers, customer service, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company. Generally, large semiconductor manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, semiconductor manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or pressure on margins. See "BUSINESS - Cautionary Statements and Risk Factors - Competition" and "BUSINESS Semiconductor Distribution Channels."

MANAGEMENT INFORMATION SYSTEMS

     The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems.

     The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, management has acquired and is in the final stage of implementing a new fully integrated information system. The Company believes that this system has capabilities to serve the company in its future growth. The Company has invested approximately $192,000 and expects to invest approximately $200,000 more in this system over the next several years.

FOREIGN TRADE REGULATION

     Most of the products distributed by the Company are manufactured in the Far East, including Taiwan, Japan, China, Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

     From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. The Company cannot predict whether additional U.S. Customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on its business, financial condition or results of operations.

     The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could have a material adverse impact on the Company's business and results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - Foreign Trade Regulation."

EMPLOYEES

     At February 28, 1997, the Company had a total of 42 employees, 40 full-time employees and 2 full-time employees from temporary employment agencies. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected or forecast in the statements appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

     Dependence Upon Key Personnel. The Company is highly dependent upon the services of Stewart Wang, its Chief Executive Officer and President. The success of the Company to date has been largely dependent upon the efforts and abilities of Mr. Wang, and the loss of Mr. Wang's services for any reason could have a material adverse effect upon the Company. In addition, the Company's work force includes executives and employees with significant knowledge and experience in the electronics distribution industry. The Company's future success will be strongly influenced by its ability to continue to recruit, train and retain a skilled work force. While the Company believes that it would be able to locate suitable replacements for its executives or other personnel if their services were lost to the Company, there can be no assurance that the Company would be able to do so on terms acceptable to the Company. In particular, the location and hiring of a suitable replacement for Mr. Wang could be very difficult. The Company has purchased and currently intends to maintain a key-man life insurance policy on Mr. Wang's life with benefits of $2,000,000 payable to the Company in the event of Mr. Wang's death. The benefits received under this policy might not be sufficient to compensate the Company for the loss of Mr. Wang's services should a suitable replacement not be employed.

     Relationship with Suppliers. Generally, the Company does not have written long-term supply, distribution or franchise agreements with any of its suppliers. Although the Company believes that it has established close working relationships with its principal suppliers, the Company's success will depend, in large part, on maintaining these relationships and developing new supplier relationships for its existing and future product lines. Because of the lack of long-term contracts, there can be no assurance that the Company will be able to maintain these relationships. For example, in 1992, ITT Semiconductors, which was then one of the Company's principal suppliers, consolidated its United States distribution network into a limited number of distribution channels and the Company was not among the distributors chosen. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations.

     Need to Maintain Large Inventory; Price Fluctuations. To adequately service its customers, the Company believes that it is necessary to maintain a large inventory of its product offerings, and the Company generally attempts to maintain a six to ten month inventory of most products in its catalogs. The Company's inventory level is higher than this due to its decision to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company is focusing its efforts to gradually reduce its inventory while maintaining adequate stock to accommodate the Company's current needs. In March, 1997 the Company's inventory reduced to approximately $33.5 million. The Company is changing the mix of products it offers to include passive components. As a result of the Company's strategic inventory purchasing policies, under which the Company, in order to obtain preferential pricing, waives the rights to suppliers' inventory protection agreements such as inventory return rights and accepts limited rights to suppliers price protection arrangements, the Company bears the risk of increases in the prices charged by its suppliers and decreases in the prices of products held in its inventory or covered by purchase commitments. If prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially adversely affected. See "BUSINESS - Strategy."

     Product Mix; Product Margins. The Company's gross profit margins have decreased from 1995 to 1996 due principally to a weaker product demand and competitive pricing pressures within the electronics industry. The Company's gross profit margins are subject to a number of factors, including product demand, the ability of the Company to purchase inventory at favorable prices and the Company's favorable sales mix, all of which could adversely impact margins. See Part II Item 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

     Availability of Components. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either slow down shipments or place their customers "on allocation," reducing the number of units sold to each customer. While the Company believes that, due to the depth of its inventory, it has not been adversely affected by recent shortages in certain discrete semiconductor components, no assurance can be given that future shortages will not adversely impact the Company. See "BUSINESS - Suppliers."

     Foreign Trade Regulation. A significant number of the products distributed by the Company are manufactured in Taiwan, China, Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

     The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. See "BUSINESS - Suppliers" and "BUSINESS - Foreign Trade Regulation."

     Management of Growth. The Company has grown rapidly in recent years, with net sales to nonaffiliates increasing from $15.6 million in 1993 to $30.1 million in 1996 and employees increasing from 29 to 40 during that same period. The Company's ability to manage its growth effectively will require it to continue to implement and improve its operational, financial and management information systems and controls and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to preserve the revenue growth experienced in prior years, continue its profitable operations or manage future growth successfully. As an example, sales decreased from 1995 to 1996 principally as a result of the soft market for discrete semiconductors. See Part II Item 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

     Competition. The Company faces intense competition, both in its selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute semiconductors. Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than those of the Company. Many competing distributors also carry product lines which the Company does not carry. Generally, large semiconductor manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers. However, as the Company's customers increase in size, semiconductor manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or pressure on margins. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors. See "BUSINESS - Competition."

     Control by Class B Common Stock Shareholder; Possible Depressive Effect on the Price of the Class A Common Stock. Stewart Wang, the Company's Chief Executive Officer and President, beneficially owns all of the Class B Common Stock of the Company, which carries ten votes per share, and he thus controls approximately 58% of the voting power of the Company's Common Stock. As a result, Mr. Wang is able to control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and the policies of the Company. Also, any time while the Company has at least 800 shareholders who beneficially own shares of the Company's Common Stock, the Company's Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of the Directors. The disproportionate vote afforded the Class B Common Stock could also serve to discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Class A Common Stock, which might have a depressive effect on the price of the Class A Common Stock.

     Product Returns. The Company maintains a "no hassle" return policy. On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, where they can demonstrate an acceptable cause for the return. The Company will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% of the sales price. The Company will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in the Company's inventory. During the fiscal years ended December 31, 1996 and 1995, sales returns aggregated $1,536,000 and $1,307,000, or 5.1% and 3.7% of net sales, respectively.

     While the Company maintains reserves for product returns which it considers to be adequate, the possibility exists that the Company could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact the Company's results of operations for that period. See Part II Item 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations" and "BUSINESS Customers."

     Cyclical Nature of Electronics Industry. The electronics distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of semiconductors, as well as semiconductor distributors such as the Company. In addition, the life-cycle of existing electronic products and the timing of new product development and introduction can affect demand for semiconductor components. Any downturns in the electronics distribution industry, or the electronics industry in general, could adversely affect the Company's business and results of operations. See "BUSINESS - Semiconductor Distribution Channels."

     No Earthquake Insurance. The Company's principal executive offices are located in a Company-owned facility in Santa Clarita, California - an area which experienced significant damage in the 1994 Northridge, California earthquake. The Company does not currently carry insurance against earthquake-related risks. During 1994, the Company expended approximately $145,000 in repair costs and renovations to its facility resulting from that earthquake, none of which were covered by insurance.

ITEM 2.  PROPERTIES.

     The Company's executive offices and warehouse facilities, covering approximately 24,500 square feet, are located in Santa Clarita, California. The Company owns this property subject to a mortgage held by a bank with an outstanding principal balance of $510,000 as of December 31, 1996 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,390, which includes interest at 6.359% per annum. Payments by the Company under the Mortgage are currently unconditionally guaranteed by both the Chairman of the Board of the Company and the President of the Company. Neither of the officers has any intention of guaranteeing obligations of the Company in the future.

     In May, 1996, the Company increased its warehouse space by entering into a two year lease for warehouse space of approximately 30,000 square feet located in Santa Clarita, California. The Company subleases approximately 18,000 square feet of this warehouse to two other businesses. The monthly rental expense is $12,500 offset by sublease income of $7600.

     The Company currently anticipates that it will need to relocate its executive offices and warehouse operations to a larger facility sometime in the next several years. The Company will begin planning for such a move when it experiences enough growth to warrant the additional expense and disruption to the business. The Company currently does not anticipate that the costs to lease the new facilities will be material to its overall financial condition or results of operations. However, the actual relocation and lease costs will be dependent upon real estate market conditions existing at the time of the move. Following this move, the Company anticipates that it will attempt to either sell or lease its current facilities. While the Company believes that the disposition or leasing of its current facilities should not adversely impact its results of operations, there is a possibility that the Company could realize a loss with respect thereto.

ITEM 3.    LEGAL PROCEEDINGS.

     As of March 19, 1997, there were no material pending legal proceedings to which the Company was a party or to which any of its properties were subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 19, 1995, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "TAIT". The following table sets forth the range of high and low last sale prices per share for the Class A Common Stock as quoted on the Nasdaq National Market, for the periods indicated

                                                         High            Low
                                                         ----            ---
            Year Ended December 31, 1995
            Second Quarter (from April 19, 1995)         9 1/2            6
            Third Quarter                                 12              8
            Fourth Quarter                               9 1/4          6 1/4

            Year Ended December 31, 1996
            First Quarter                                  8              6
            Second Quarter                               7 1/4          4 7/8
            Third Quarter                                5 3/4          2 7/8
            Fourth Quarter                               4 1/4         2 1/16

            Year Ended December 31, 1997
            First Quarter (through March 20, 1997)       3 7/8         2 25/64

     At March 19, 1997, there were approximately 110 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,800 beneficial owners of its Class A Common stock.

     The Company has not paid cash dividends on its Common Stock. The present policy of the Company is to retain earnings to finance the development of its operations. The Company's current revolving line of credit agreement with Union Bank prohibits the payment of dividends without the approval of Union Bank. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

     In December, 1996, the Company announced a program to repurchase shares of its Class A common stock. As of March 19, 1997 it had repurchased 128,600 shares of its Class A common stock in open market purchases.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices to other electronic distributors and to original equipment manufacturers (OEMs) who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios:

                                                    Years Ended December 31,
                                                  -----------------------------
                                                      1996            1995
                                                  ------------     ------------
                                                     (dollars in thousands)
Net sales                                             $30,128        $35,936

Cost of goods sold                                     20,744         23,303
       % of net sales                                   68.9%          64.8%

Gross profit                                            9,384         12,633
       % of net sales                                   31.1%          35.2%


Selling, general and administrative expenses            4,870          5,424
       % of net sales                                   16.2%          15.1%

Operating earnings                                      4,514          7,209
       % of net sales                                   15.0%          20.1%

Income tax expense                                      1,424          2,807
       Effective tax rate as a % of earnings
       before income taxes                              39.8%          39.5%

Net earnings                                            2,158          4,304
       % of net sales                                    7.2%          12.0%


Year Ended December 31, 1996 Compared to The Year Ended December 31, 1995


     Net sales for the year ended December 31, 1996 were $30,128,000 compared with net sales for the year ended December 31, 1995 of $35,936,000, a decrease of $5,808,000 or 16.2%. This decrease in net sales during 1996 was attributable principally to a decline in the Company's domestic sales volume of approximately $3,719,000. Net price reductions accounted for approximately $757,000 of the net sales decrease and had a negative impact on gross profit. For most of 1995, the demand for discrete semiconductors was greater than the supply. The intense competition for the available supply of discrete semiconductors allowed the Company to sell its products for prices that were higher than normal market conditions. A decrease in export sales of $1,197,000 also contributed to the decline in net sales. The Company has continued to add new customers during 1996, but at a slower rate than during 1995. The decline in net sales was principally a result of an industry wide decline in demand for discrete semiconductors.

     Cost of goods sold decreased by $2,559,000 to $20,744,000 for the year ended December 31, 1996, a decrease of 11.0% from the year ended December 31, 1995. Consistent with the decrease in net sales, the Company was able to reduce the cost of goods sold, although at a lesser rate than the decrease in sales due to the cost incurred in earlier periods to acquire the products sold during 1996. Gross profit on net sales decreased by $3,249,000 to $9,384,000 for the year ended December 31, 1996 from $12,633,000 for the same period in 1995, and decreased as a percentage of net sales to 31.1% from 35.2%.


     Selling, general and administrative expenses decreased by $554,000 or 10.2% for 1996 compared to 1995. These expenses, as a percentage of net sales, increased slightly to 16.2% for the year ended December 31, 1996 compared to 15.1% for the year ended December 31, 1995. The Company was able to reduce selling, general and administrative expenses during 1996, principally by eliminating non-essential expenditures and not replacing employees who left the Company.


     Operating earnings decreased by $2,695,000 or 37.4% between the years ended December 31, 1996, and 1995, and decreased as a percentage of net sales to 15.0% from 20.1%. Operating earnings decreased principally as a result of decreases in both domestic and export sales and market price reductions. The decrease in revenue was offset somewhat by a reduction in cost of sales and selling, general and administrative expenses.


     Interest expense for the year ended December 31, 1996 increased $652,000 compared to the year ended December 31, 1995. This increase is primarily due to increased borrowings made to finance the increase in inventory during the year ended December 31, 1996 compared to the year ended December 31, 1995.


     Income taxes were $1,424,000 for the year ended December 31, 1996, representing an effective tax rate of 39.8%, compared to $2,807,000 for the year ended December 31, 1995, an effective tax rate of 39.5%.


     The Company had net earnings of $2,158,000 for the year ended December 31, 1996 as compared with net earnings of $4,304,000 for the year ended December 31, 1995, a decrease of $2,146,000 or 49.9% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 7.2% from 12.0%.


Supply and Demand Issues

     The year 1995 was exceptionally good for the Company and other discrete suppliers. For most of 1995, the demand for discrete semiconductors, in general, was greater than the supply. The intense competition for the available supply of discrete semiconductors pushed the prices higher than in normal market conditions. The Company, from time to time, could not fulfill some sales orders because of the limited supply of certain of these products.

     The supply shortage of discrete semiconductors in 1995 caused many customers to order more than their needs to prevent future shortages and suppliers expanded their capacity to meet the strong market demands. However, with a weak market demand in 1996, many distributors and end users found themselves with excessive inventories and as a result, the majority of Taitron's customers were struggling with inventory adjustments and corrections. To help customers readjust their inventories, Taitron strategically decided to accept more returns and order cancellations than it normally would.


     In 1996, suppliers increased capacity and the weak demand left suppliers with large amounts of uncommitted products. The Company decided to take advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins.

     As a result, the Company's inventory has increased significantly during 1996, leading to the leasing of additional warehouse space. The Company's inventory level peaked in May 1996 at $39.2 million and has subsequently reduced to $35.2 million at December 31, 1996. The Company is focusing its efforts to gradually reduce its inventory while maintaining adequate stock to accommodate the Company's current needs. In March, 1997, the Company's inventory reduced to approximately $33.5 million. In order to finance these strategic purchases, the revolving debt increased to $14.5 million in June 1996 and has subsequently reduced to $10.0 million at December 31, 1996.

     Taitron's competitive edge is it's ability to fill customer orders immediately from stock held in inventory. Thus, management has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, or does not occur inventory levels should not impose an unwarranted financial burden on the Company's earnings.

     Management believes, that the strategies it has followed with its customers and suppliers have cemented its relationships which will benefit the Company in the future. The Company's core strategy has been to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. The Company has been able to offer its products to customers at competitive prices and offers other incentives to customers, such accepting authorized returns, which distinguishes the Company from most of its competitors.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April, 1995. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 1996 and 1995 were as follows:


                                                    Year Ended December 31,

                                               --------------------------------

                                                     1996            1995
                                                     ----            ----
                                                        (In thousands)

Operating activities ...................           $(13,658)       (4,010)
Investing activities ...................               (171)         (179)
Financing activities ...................             12,984         5,275

     In positioning itself as a "discrete semiconductor superstore," the Company has been required to significantly increase its inventory levels. As a consequence, inventory has grown from $27.8 million at December 31, 1995 to $35.2 million at December 31, 1996. It is expected that inventory levels may increase as the Company adds new lines of products and new suppliers.

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

     Investment activities in 1996 and 1995 consisted of the purchase of property and equipment, principally computer equipment for $192,000. The Company expects to invest an additional amount of approximately $200,000 over the next several years in hardware and software for a new fully integrated information system. See "BUSINESS - Management Information Systems."

     On April 19, 1995, the Company completed its initial public offering of 2,530,000 shares of its Class A Common Stock. The net proceeds of approximately $11.3 million were used during 1995 to retire bank debt in the amount of $5.4 million, to repay $670,000 in long-term mortgage debt, to expand inventory and for general corporate purposes.

     In June, 1995, the Company entered into an unsecured revolving line of credit agreement which provided the Company up to $10 million for operating purposes and up to an additional $5 million for business acquisition purposes.

     In March, 1996, the $5 million business acquisition component of the agreement was changed to a second revolving line of credit. The second revolving line of credit was subsequently reduced to $2.5 million in November, 1996 and matured on January 2, 1997. As of December 31, 1996, the Company's unused sources of funds consisted of approximately $300,000 in cash and $2.5 million in borrowing capacity under the second revolving line of credit. The outstanding borrowings under this loan agreement at December 31, 1996 and 1995 were $10 million and $0, respectively. In January, 1997 an amendment was made to the second revolving line of credit for borrowings up to $1.5 million, available for operating purposes. This second line of credit was scheduled to reduce to $500,000 in April, 1997 and expire on May 31, 1997. In March, 1997 an additional amendment was made to the second line of credit (see "Subsequent Event" footnote) to provide for borrowings up to a maximum of $5.3 million and expires on June 2, 1997. The Company's $10 million line of credit remains unchanged.

     In May, 1996, the Company issued a Convertible Subordinated Note (the Note) for $3,000,000, with interest at 8% payable annually and the principal is due May, 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), based on the exemption from registration under the "Act" pursuant to Regulation S.

     The Company believes that funds generated from operations, the revolving line of credit, the amended second revolving line of credit, (see "Subsequent Event" footnote) and the convertible subordinated note will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of December 31, 1996 and 1995 and for the years then ended and the Independent Auditors' Report are included on pages 21 to 36 of this Annual Report on Form 10-KSB.

                         INDEX TO FINANCIAL STATEMENTS
                        TAITRON COMPONENTS INCORPORATED

                                                                                                               Page
                                                                                                               ----

Independent Auditors' Report..................................................................................  21
Balance Sheets at December 31, 1996 and 1995..................................................................  22
Statements of Earnings for the Years Ended December 31, 1996 and 1995.........................................  24
Statements of Shareholders' Equity for the Years Ended December 31, 1996 and 1995.............................  25
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995.......................................  26
Notes to Financial Statements for the Years Ended December 31, 1996 and 1995..................................  28

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Taitron Components Incorporated:


We have audited the accompanying balance sheets of Taitron Components Incorporated as of December 31, 1996 and 1995 and the related statements of earnings, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taitron Components Incorporated as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



     /s/ KPMG Peat Marwick LLP
     KPMG Peat Marwick LLP

     Los Angeles, California
     January 28, 1997 except as to Note (9)
          which is as of March 13, 1997

                        TAITRON COMPONENTS INCORPORATED

                                 Balance Sheets

                           December 31, 1996 and 1995



                      Assets                                         1996                 1995
                                                               ------------------   -----------------

Current assets:
    Cash and cash equivalents                                  $      300,000       $    1,145,000
    Trade accounts receivable, net                                  4,109,000            5,363,000
    Inventory, net                                                 35,168,000           27,752,000
    Prepaid expenses                                                  221,000               92,000
    Other current assets                                              222,000                   --
                                                               ------------------   -----------------

           Total current assets                                    40,020,000           34,352,000

Property and equipment, net                                         1,660,000            1,627,000
Deferred income taxes                                                 612,000              400,000
Other assets                                                           23,000                1,000
                                                               ------------------   -----------------

           Total assets                                        $   42,315,000       $   36,380,000
                                                               ==================   =================

                         TAITRON COMPONENTS INCORPORATED

                                 Balance Sheets

                           December 31, 1996 and 1995



           LIABILITIES AND SHAREHOLDERS' EQUITY                         1996                 1995
                                                                 ------------------    -----------------

Current liabilities:
    Current portion of long-term debt                            $   10,017,000        $         16,000
    Trade accounts payable                                            3,737,000              12,862,000
    Accrued liabilities                                                 948,000                 881,000
    Income taxes payable                                                  7,000                 155,000
                                                                 ------------------    -----------------

           Total current liabilities                                 14,709,000              13,914,000
                                                                 ------------------    -----------------

Long-term debt, less current portion                                  3,493,000                 511,000
                                                                 ------------------    -----------------

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized
      5,000,000 shares.  None issued or outstanding                          --                      --
    Class A common stock, $.001 par value.
      Authorized 20,000,000 shares; issued and outstanding
      6,167,341 shares at December 31, 1996 and 1995                      6,000                   6,000
    Class B common stock, $.001 par value.
      Authorized, issued and outstanding 762,612 shares
      at December 31, 1996 and 1995                                       1,000                   1,000
    Additional paid-in capital                                       14,531,000              14,531,000
    Retained earnings                                                 9,575,000               7,417,000
                                                                 ------------------    -----------------

           Total shareholders' equity                                24,113,000              21,955,000
                                                                 ------------------    -----------------

           Total liabilities and shareholders' equity            $   42,315,000        $     36,380,000
                                                                 ==================    =================


See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                             Statements of Earnings

                     Years ended December 31, 1996 and 1995



                                                                                  1996                 1995
                                                                           ------------------   ------------------

Net sales                                                                  $   30,128,000       $   35,936,000

Cost of goods sold                                                             20,744,000           23,303,000
                                                                           ------------------   ------------------

         Gross profit                                                           9,384,000           12,633,000

Selling, general and administrative expenses                                    4,870,000            5,424,000
                                                                           ------------------   ------------------

         Operating earnings                                                     4,514,000            7,209,000

Interest expense                                                                  970,000              318,000
Interest income                                                                   (28,000)            (190,000)
Other income                                                                      (10,000)             (30,000)
                                                                           ------------------   ------------------

         Earnings before income taxes                                           3,582,000            7,111,000

Income tax expense                                                              1,424,000            2,807,000
                                                                           ------------------   ------------------

         Net earnings                                                      $    2,158,000       $    4,304,000
                                                                           ==================   ==================

Net earnings per share                                                     $          .31       $          .69
                                                                           ==================   ==================

Weighted average common shares outstanding                                      6,940,000            6,273,000
                                                                           ==================   ==================



See accompanying notes to financial statements.

                        TAITRON COMPONENTS INCORPORATED
                       Statements of Shareholders' Equity
                     Years ended December 31, 1996 and 1995


                                                    Class A               Class B                                      Total
                          Common stock            common stock          common stock      Additional                   Share-
                     -----------------------   -------------------    ----------------     paid-in       Retained     holders'
                       Shares       Amount      Shares     Amount     Shares    Amount     capital       earnings      Equity
                     ----------   ----------   ---------   -------   --------   ------   ------------  -----------  ------------

Balances at December
   31, 1994           4,399,953   $3,229,000       -       $   -        -       $  -      $     -      $ 3,113,000   $ 6,342,000


Issuances of common
   stock                  -             -      2,530,000     3,000      -          -       11,306,000        -        11,309,000


Reclassification of
 common stock        (4,399,953)  (3,229,000)  4,399,953     4,000      -          -        3,225,000        -             -

Exchange of class A
   for class B
   common stock           -             -       (762,612)   (1,000)   762,612    1,000          -            -             -

Net earnings              -             -          -           -        -          -            -        4,304,000     4,304,000


                     ----------   ----------   ---------   -------   --------   ------   ------------  -----------  ------------

Balances at December
   31, 1995               -             -      6,167,341     6,000    762,612    1,000     14,531,000    7,417,000    21,955,000


Net earnings              -             -          -          -        -          -            -         2,158,000     2,158,000


                     ==========   ==========   =========   =======   ========   ======   ============  ===========  ============

Balances at December
   31, 1996               -       $     -      6,167,341   $ 6,000    762,612   $1,000   $ 14,531,000  $ 9,575,000  $ 24,113,000

                     ==========   ==========   =========   =======   ========   ======   ============  ===========  ============



See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                            Statements of Cash Flows

                     Years ended December 31, 1996 and 1995


                                                                                 1996                 1995
                                                                           ------------------   ------------------

Cash flows from operating activities:
    Net earnings                                                           $    2,158,000       $    4,304,000
                                                                           ------------------   ------------------

    Adjustments to reconcile net earnings to net cash used in
      operating activities:
        Depreciation and amortization                                             139,000              162,000
        Deferred income taxes                                                    (212,000)            (270,000)
        Changes in assets and liabilities:
          Trade accounts receivable                                             1,252,000           (1,055,000)
          Inventory                                                            (7,416,000)         (15,492,000)
          Prepaid expenses and other current assets                              (351,000)              16,000
          Other assets                                                            (22,000)              18,000
          Trade accounts payable                                               (9,125,000)           8,992,000
          Accrued liabilities                                                      67,000              125,000
          Income taxes payable                                                   (148,000)            (810,000)
                                                                           ------------------   ------------------

                  Total adjustments                                           (15,816,000)          (8,314,000)
                                                                           ------------------   ------------------

                  Net cash used in operating activities                       (13,658,000)          (4,010,000)
                                                                           ------------------   ------------------


Cash flows from investing activities -  acquisition of
    property and equipment                                                       (171,000)            (179,000)
                                                                           ------------------   ------------------

Cash flows from financing activities:
    Net borrowings (repayments) on notes payable                               13,000,000           (5,364,000)
    Payments on long-term debt                                                    (16,000)            (670,000)
    Proceeds from stock issuances                                                      --           11,309,000
                                                                           ------------------   ------------------

                  Net cash provided by financing activities                    12,984,000            5,275,000
                                                                           ------------------   ------------------

                  Net increase (decrease) in cash and cash
                      equivalents                                                (845,000)           1,086,000

Cash and cash equivalents, beginning of year                                    1,145,000               59,000
                                                                           ------------------   ------------------

Cash and cash equivalents, end of year                                     $      300,000       $    1,145,000
                                                                           ==================   ==================

                                  (Continued)

                         TAITRON COMPONENTS INCORPORATED


                                                                                 1996                 1995
                                                                           ------------------   ------------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                 $      758,000       $      296,000
    Cash paid for income taxes                                                  1,710,000            3,886,000
                                                                           ==================   ==================


See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                          Notes to Financial Statements

                           December 31, 1996 and 1995




(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Incorporated in December 1989, the Company distributes a wide variety of transistors, diodes and other discrete semiconductors and optoelectronic devices to other electronic distributors and to original equipment manufacturers who incorporate them in their products.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of highly liquid investments with an original maturity of 90 days or less. There were no unrealized gains or losses at December 31, 1996 or 1995.

       REVENUE RECOGNITION

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the years ended December 31, 1996 and 1995 aggregated $1,536,000 and $1,307,000, respectively.

       ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

       The allowance for sales returns and doubtful accounts at December 31, 1996 and 1995 totaled $135,000 and $138,000, respectively.

       INVENTORY

       Inventory, consisting principally of product for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $988,000 and $585,000 at December 31, 1996 and 1995, respectively.

       DEPRECIATION AND AMORTIZATION

       Depreciation and amortization of property and equipment are computed principally on the accelerated and the straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and thirty-one and one-half years for the building and building improvements.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

       ACCOUNTING FOR STOCK OPTIONS

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       INCOME TAXES

       The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
       109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       FINANCIAL INSTRUMENTS

       The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value because of the short term maturity of these instruments. The fair value of long-term debt approximates carrying value as the interest rates are comparable with rates currently offered to the Company for similar debt instruments with similar maturities. All financial instruments are held for purposes other than trading.

       NET EARNINGS PER SHARE

       Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents consist of outstanding stock options and warrants to purchase stock that have a dilutive effect on earnings per share. The difference between primary and fully diluted earnings per share is immaterial for all periods presented.

       USE OF ESTIMATES

       The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2)    PROPERTY AND EQUIPMENT

       Property and equipment, at cost, is summarized as follows:

                                                                                         December 31
                                                                          ---------------------------------------
                                                                                 1996                 1995
                                                                          ------------------   ------------------

         Land                                                             $      361,000       $      361,000
         Building and improvements                                             1,139,000            1,139,000
         Furniture and equipment                                                 393,000              314,000
         Computer and test equipment                                             309,000              226,000
                                                                          ------------------   ------------------
                                                                               2,202,000            2,040,000
         Less accumulated depreciation and amortization                          542,000              413,000
                                                                          ------------------   ------------------

                                                                          $    1,660,000       $    1,627,000
                                                                          ==================   ==================

(3) LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                         December 31
                                                                          ---------------------------------------
                                                                                 1996                 1995
                                                                          ------------------   ------------------
         Second trust deed loan payable in monthly installments of
             $4,390, bearing interest at the rate of 6.359% per
             annum, due December 1, 2013 and guaranteed by certain
             officers of the Company                                      $      510,000       $      527,000
         Unsecured revolving line of credit, providing a maximum
             of $15 million, bearing interest at the bank's prime
             rate or at the option of the company at LIBOR rate
             plus 1.5%. The line expires June, 1997                           10,000,000                  --
         Convertible subordinated debentures, interest payable
             annually at 8% per annum, principal due May 18, 2001              3,000,000                  --
                                                                          ------------------   ------------------
                                                                              13,510,000              527,000
         Less current portion                                                 10,017,000               16,000
                                                                          ------------------   ------------------
                                                                          $    3,493,000       $      511,000
                                                                          ==================   ==================


       Minimum future payments of long-term debt are summarized as follows:

                  Year ending December 31:

                    1997                     $      10,017,000
                    1998                                19,000
                    1999                                20,000
                    2000                                21,000
                    2001                             3,022,000
                    Thereafter                         411,000
                                                -----------------

                                             $      13,510,000
                                                =================

       UNSECURED REVOLVING LINE OF CREDIT

       In June, 1995, the Company entered into an unsecured revolving line of credit agreement which provided the Company up to $10 million for operating purposes and up to an additional $5 million for business acquisition purposes.

       In March, 1996, the $5 million business acquisition component of the agreement was changed to a second revolving line of credit. The second revolving line of credit was subsequently reduced to $2.5 million in November, 1996 and matured on January 2, 1997. In January, 1997, an amendment was made to the line of credit for borrowings up to $1.5 million available for operating purposes. This additional line reduces to $500,000 in April, 1997 and expires May 31, 1997. Borrowings bear interest at the bank's prime rate (8.5% and 8.25% at December 31, 1996 and 1995 respectively) or at the option of the Company, at LIBOR (weighted average of 5.57% and 5.69% at December 31, 1996 and 1995 respectively) plus 1.5%. The outstanding borrowings under this agreement at December 31, 1996 and 1995 were $10 million and $0, respectively. The $10 million line of credit expires in June, 1997.

       CONVERTIBLE SUBORDINATED NOTE

       In May, 1996, the company issued a Convertible Subordinated Note (the
       Note) for $3,000,000 interest at 8% payable annually and the principal is due May, 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the
       Act), in the belief that the securities are exempt from such registration under Regulation S of the Act.


(4)    SHAREHOLDERS' EQUITY


       In March, 1995, the Board of Directors authorized the filing of a registration statement for an initial public offering of the Company's common stock. In connection with the initial public offering, the Company recorded a .891-for-1 reverse stock split of its common stock outstanding at December 31, 1994. Accordingly, all references to the number of shares outstanding have been adjusted to give effect to the aforementioned reverse stock split.

       Additionally, the Company:

       . Authorized the issuance of up to 5,000,000 shares of newly authorized preferred stock, par value $.001 per share. The terms of the shares are subject to the discretion of the Board of Directors.

       . Authorized the issuance of up to 20,000,000 shares of newly authorized Class A common stock, par value $.001 per share. Each holder of Class A common stock is entitled to one vote for each share held.

       . Authorized the issuance of 762,612 shares of newly created Class B common stock, par value $.001 per share. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.

       . Reclassified all of the shares of the Company's common stock outstanding at December 31, 1994 for an equal number of shares of Class A common stock.

       . Authorized the exchange of all Class A common stock (762,612 shares) held by the Chief Executive Officer/Director for an equal number of shares of Class B common stock. This exchange was effected during 1995.

       On April 19, 1995, the Company sold 2,530,000 shares of Class A common stock at $5.25 per share in connection with its initial public offering. The proceeds from this offering aggregated approximately $11.3 million, net of approximately $2 million of issuance costs, which proceeds were used to pay off the previous bank line of credit, to retire long-term debt, to expand inventory and for general corporate purposes.


 (5)   INCOME TAXES

       As discussed in note 1, the Company accounts for income taxes under SFAS No. 109. Income tax expense is summarized as follows:

                                      Year ended December 31
                              ---------------------------------------
                                    1996                 1995
                              ------------------   ------------------

       Current:
           Federal            $    1,272,000       $    2,457,000
           State                     392,000              620,000
                              ------------------   ------------------
                                   1,664,000            3,077,000
                              ------------------   ------------------

       Deferred:
           Federal                  (197,000)            (220,000)
           State                     (43,000)             (50,000)
                              ------------------   ------------------
                                    (240,000)            (270,000)
                              ------------------   ------------------

                              $    1,424,000       $    2,807,000
                              ==================   ==================

       The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                 Year ended December 31
                                                          -------------------------------------
                                                                1996                1995
                                                          ------------------   ----------------

       "Expected" income tax expense                      $    1,218,000       $    2,418,000
       State tax expense, net of Federal benefit                 220,000              376,000
       Other                                                     (14,000)              13,000
                                                          ------------------   ----------------

                                                          $    1,424,000       $    2,807,000
                                                          ==================   ================

       The tax effects of temporary differences which give rise to significant portions of the deferred tax assets are summarized as follows:

                                                                       December 31
                                                          ---------------------------------------
                                                                1996                 1995
                                                          -----------------    ------------------
       Depreciation                                       $       14,000       $           --
       Inventory reserves                                        341,000              179,000
       Section 263a adjustment                                   142,000               88,000
       Allowances for bad debts and returns                       54,000               55,000
       Accrued expenses                                           39,000               21,000
       Other                                                      22,000               57,000
                                                          -----------------    ------------------

                                                          $      612,000       $      400,000
                                                          =================    ==================

       Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods in which the temporary differences are deductible, management has concluded that, as of December 31, 1996, it is more likely than not that the Company will realize the benefits of these deductible differences.

(6)    401(k) PROFIT SHARING PLAN

       In January, 1995, the Company implemented a defined contribution 401(k) profit sharing plan pursuant to Section 401 of the Internal Revenue Code (the Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution at the discretion of the Company which vests as defined by the plan. For the years ended December 31, 1996 and 1995, employer matching contributions aggregated approximately $30,000 and $24,000, respectively. The plan purchased 28,991 and 18,458 shares of the Company's common stock on the open market for cash consideration of approximately $135,000 and $128,426 during the year ended December 31, 1996 and 1995, respectively.

(7)    STOCK OPTIONS

       In March, 1995, the Company established the 1995 Stock Incentive Plan (the Plan) expiring in March, 2005. The Plan provides for the issuance of an aggregate of 440,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest ratably over three years commencing one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to such committee and each year thereafter. The exercise price of these options will be equal to the fair market value of the Company's Class A common stock at the date of grant.

       In November, 1996, the Company gave each employee who held options issued during 1995 with exercise prices of $5.25 and $7.125 the right to receive, in place of such options, an amended option for half the shares covered by the original option but a with reduced exercise price of $2.25 (the market price on November 21, 1996).

       In connection with the Company's initial public offering, the Company issued warrants exercisable over a period of four years commencing April 19, 1996 to purchase 220,000 shares of the Company's Class A common stock at a price of $6.30, which is 120% of the initial public offering price.

       In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $1,200 and $13,000 in 1996 and 1995, respectively.

       The fair value of Options, SAR's and Warrants used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: Dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6% and an expected holding period of five years. The incremental fair value of the modified options substituted for options issued during 1995, used to compute pro forma net income and earning per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6%; and an expected holding period of 3.5 years, adjusted to reflect the remaining period to maturity of the modified options.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan and Warrants. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the Plan and Warrants (including the modified awards), consistent with the method prescribed by SFAS No. 123, net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                   1996          1995
                                                   ----          ----
       Net earnings        As reported          $2,158,000    $4,304,000
                           Pro forma            $1,838,000    $3,302,000
       Earning per share   As reported          $      .31    $      .69
                           Pro forma            $      .27    $      .53

       The disclosure of compensation cost under this pronouncement may not be representative of the effects on net earnings for future years. Stock option and SAR activity during the periods indicated is as follows:

                                                              Weighted Average
                                                   Number         Exercise
                                                 of Shares         Price
                                                 ---------         -----

       Balance at December 31, 1994                    N/A           N/A
         Granted                                   345,600        $ 6.44
         Exercised                                      --            --
         Forfeited                                (16,300)          6.44
                                                  --------          ----
       Balance at December 31, 1995                329,300          6.44
         Granted                                   162,050          2.34
         Exercised                                      --            --
         Forfeited                                (35,200)          6.44
         Canceled                                (294,100)          6.44
                                                 ---------          ----
       Balance at December 31, 1996                162,050        $ 2.34
                                                 =========        ======

       The weighted average fair value of options granted in 1996 and 1995 was $.76 and $3.15, respectively.

       At December 31, 1996, the range of weighted average exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 to $3.25 and 24 months, respectively.

       At December 31, 1996 and 1995, the number of options exercisable was 49,017 and none, respectively, and weighted average exercise prices of those options were $2.25 and $7.13, respectively.

(8)    COMMITMENTS AND CONTINGENCIES

       The Company leases equipment under noncancelable operating leases expiring on various dates through 2000. In May, 1996, the Company entered into a two year lease for additional warehouse space of approximately 30,000 square feet located in Santa Clarita, California. Approximately 18,000 square feet of this space has been subleased to two other businesses. Rental expense for the years ended December 31, 1996 and 1995 aggregated $112,000 and $46,000, respectively.

       Future minimum rental commitments under noncancelable operating leases are as follows:

       Year ended December 31:

           1997                            $         164,000
           1998                                       82,000
           1999                                        6,000
           2000                                        1,000
                                              -----------------

                                           $         253,000
                                              =================


       At December 31, 1996 and 1995, the Company had approximately $300,000 and $1.5 million, respectively, in standby and commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).

(9)    Subsequent Event

       On March 13, 1997 the Company entered into an amended loan agreement on its second revolving line of credit with its bank to provide for borrowings up to a maximum of $5.3 million which expires on June 2, 1997. The Company's $10 million line of credit remains unchanged.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS AND
            FINANCIAL DISCLOSURE

                 None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1996.


ITEM 10. EXECUTIVE COMPENSATION

       Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by this reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by this reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding certain relationships and related transactions will appear in the Proxy Statement for the Annual Meeting of Shareholders and is incorporated herein by this reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

           10.11   Second and third Amended Loan Agreement and Note, dated January 2, 1997 and March 13, 1997, respectively, between Registrant and Union Bank. (Amends Loan Agreement filed as Exhibit 10.8 above)

           24.1    Power of Attorney (see signature page).

           27      Financial Data Scehdule.
           --------------------------------------------------------------------------------------------------------------------

           *       Incorporation by reference from Taitron Components Incorporated Registration Statement on Form
                   SB-2, Registration No. 33-90294-LA.

           **      Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

           ***     Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

(B)   REPORTS ON FORM 8-K:

                   On February 22, 1997, the Company filed a Form 8-K to report that it has begun to repurchase shares of its Class A Common stock as approved by its Board of Directors on November 22, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TAITRON COMPONENTS INCORPORATED
                                              (Registrant)

                                              By   /s/ Stewart Wang
                                                --------------------------------
                                              Stewart Wang
                                              Its:  Chief Executive Officer

                                              Date:          March 27, 1997
                                                   -----------------------------

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stewart Wang his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                     Title                                                     Date
                  ---------                     -----                                                     ----

/s/ Johnson Ku                                  Chairman of the Board                               March 27, 1997
-----------------------------------------
Johnson Ku


/s/ Stewart Wang                                Chief Executive Officer, President                  March 27, 1997
-----------------------------------------       and Director
Stewart Wang                                    (Principal Executive Officer)





/s/ David M. Batt                               Chief Financial Officer, Vice                       March 27, 1997
----------------------------------------        and Secretary
David M. Batt                                   (Principal Financial and Accounting Officer)




/s/ Richard Chiang                              Director                                            March 27, 1997
-----------------------------------------
Richard Chiang


/s/ Winston Gu                                  Director                                            March 27, 1997
-----------------------------------------
Winston Gu


/s/ Felix Sung                                  Director                                            March 27, 1997
-----------------------------------------
Felix Sung