Form 10QSB
period 1997-03-31
TAITRON COMPONENTS INC
filed 1997-05-14
CIK 942126

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 1997

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER: 0-25844


                        TAITRON COMPONENTS INCORPORATED
            (Exact Name of Registrant as Specified in Its Charter)


          CALIFORNIA                                   95-4249240
  (State Or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation Or Organization)                   Identification No.)


                               25202 ANZA DRIVE
                        SANTA CLARITA, CALIFORNIA 91355
                   (Address Of Principal Executive Offices)

                                (805) 257-6060
               (Registrant's Telephone Number, Including Area Code)

                                     NONE
     (Former Name, Address and Fiscal Year, if Changed Since Last Report)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES     X             NO
           -----------          -----------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class A Common Stock, $.001 par value, 6,010,091 shares outstanding as of April 30, 1997
Class B Common Stock, $.001 par value, 762,612 shares outstanding as of April 30, 1997

                               TABLE OF CONTENTS

ITEM                                                         PAGE NO.
----                                                         --------
PART I.  FINANCIAL INFORMATION                                  3

Item 1.  Financial Statements                                   3

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                             8



PART II. OTHER INFORMATION                                      11

Item 6.  Exhibits                                               11

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                                 Balance Sheets
                             (Dollars in Thousands)

                                                MARCH 31,    DECEMBER 31,
                 ASSETS                           1997           1996
                                             -------------  -------------
                                              (Unaudited)
Current assets:

 Cash and cash equivalents                 $          158             300
 Trade accounts receivable, net                     5,039           4,109
 Inventory                                         33,043          35,168
 Prepaid expenses and other current
  assets                                              283             443
                                             ------------   -------------
      Total current assets                         38,523          40,020

Property and equipment, net                         1,633           1,660
Deferred income taxes                                 612             612
Other assets                                           22              23
                                             ------------   -------------

      Total assets                         $       40,790          42,315
                                             ============   =============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                  9,117          10,017
 Trade accounts payable                             2,690           3,737
 Accrued liabilities                                  846             948
 Income taxes payable                                 378               7
                                             ------------   -------------
      Total current liabilities                    13,031          14,709
                                             ------------   -------------

Long-term debt, less current portion                3,490           3,493
                                             ------------   -------------

Shareholders' equity:
 Preferred stock, $.001 par value.
  Authorized 5,000,000 shares; none                   --              --
  issued or outstanding

 Common stock, no par value.
  Authorized 10,000,000 shares; none                  --              --
  issued and outstanding.

 Class A common stock, $.001 par value.
  Authorized 20,000,000 shares; issued
  and outstanding 6,010,091 shares                      6               6

 Class B common stock, $.001 par value.
  Authorized, issued and outstanding
  762,612 shares                                        1               1

 Additional paid-in capital                        14,079          14,531
 Retained earnings                                 10,183           9,575
                                             ------------   -------------

      Total shareholders' equity                   24,269          24,113
                                             ------------   -------------

      Total liabilities and
       shareholders' equity                $       40,790          42,315
                                            =============   =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        TAITRON COMPONENTS INCORPORATED

                             Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                  1997          1996
                                             -------------  -------------
                                                      (Unaudited)
Net sales                                  $         8,016         8,065

Cost of goods sold                                   5,571         5,388
                                             -------------  ------------

Gross profit                                         2,445         2,677

Selling, general and administrative
 expenses                                            1,190         1,357
                                             -------------  ------------

     Operating earnings                              1,255         1,320

Interest expense, net                                  237            46
Other expense (income), net                              1             4
                                             -------------  ------------

     Earnings before income taxes                    1,017         1,270

Income tax expense                                     408           510
                                             -------------  ------------

     Net earnings                          $           609           760
                                             -------------  ------------

Net earnings per share                     $           .09           .11
                                             =============  ============

Weighted average common shares
 outstanding                                     6,944,000     6,974,000
                                             =============  ============

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Cash Flows
                             (Dollars in thousands)

                                              THREE MONTHS ENDED MARCH 31
                                            -------------------------------
                                                1997               1996
                                            ------------       ------------
                                                       (Unaudited)
Cash flows from operating activities:
 Net earnings                              $         609     $          760
                                            ------------       ------------

 Adjustments to reconcile net earnings
  to net cash used in operating
  activities:
 Depreciation and amortization                        39                 28
 Deferred income taxes                                                  (36)
 Changes in:
   Trade accounts receivable                        (930)               495
   Inventory                                       2,125             (9,081)
   Prepaid expenses and other current
    assets                                           160                (59)
   Other assets                                        1                 -
   Trade accounts payable                         (1,047)            (2,767)
   Accrued liabilities                              (102)              (295)
   Income taxes payable                              370                431
                                            ------------       ------------


       Total adjustments                             616            (11,340)
                                            ------------       ------------

       Net cash provided by (used in)
        operating activities                       1,225            (10,580)
                                            ------------       ------------

Cash flows from investing activities -
 acquisitions of property and equipment              (12)               (30)
                                            ------------       ------------

Cash flows from financing activities:
 Net borrowings (repayments) of notes
  payable                                           (900)             9,500
 Repurchase of Class A Common Stock                 (452)                -
                                            ------------       ------------
 Payments on long-term debt                           (3)                (3)
                                            ------------       ------------

       Net cash provided by (used in)
        financing activities                      (1,355)             9,497
                                            ------------       ------------

       Net increase (decrease) in cash
        and cash equivalents                        (142)            (1,113)

Cash and cash equivalents, beginning of
 period                                              300              1,145
                                            ------------       ------------

Cash and cash equivalents, end of period   $         158                 32
                                            ============       ============

Supplemental disclosure of cash flow
 information:
 Cash paid for interest                    $         179                164
                                            ============       ============

 Cash paid for income taxes                $          -                 115
                                            ============       ============

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                         Notes to Financial Statements

  (All amounts are unaudited except the balance sheet as of December 31, 1996)


(1)  BASIS OF PRESENTATION

     The financial information furnished herein is unaudited, but, in the opinion of the management of Taitron Components Incorporated, includes all adjustments (all of which are normal, recurring adjustments) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1996. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 1997 and 1996 aggregated $219,000 and $332,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts at March 31, 1997 and December 31, 1996 aggregated $145,000 and $135,000, respectively.

     INVENTORY

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,056,000 and $988,000 at March 31, 1997 and December 31, 1996, respectively.

(2)  NET EARNINGS PER SHARE

     Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents consist of outstanding stock options and warrants to purchase stock that have a dilutive effect on earnings per share. The difference between primary and fully diluted earnings per share is immaterial for all periods presented

(3)  SHAREHOLDERS' EQUITY

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

     Additionally, the Company:

     . Authorized the issuance of up to 5,000,000 shares of Preferred Stock, par value $.001 per share. The terms of the shares are subject to the discretion of the Board of Directors.

     . Authorized the issuance of up to 20,000,000 shares of Class A Common
       Stock, par value $.001 per share. Each holder of Class A Common Stock is entitled to one vote for each share held.

     . Authorized the issuance of 762,612 shares of Class B Common Stock, par value $.001 per share. Each holder of Class B Common Stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.

     . Reclassified all of the shares of the Company's common stock outstanding at December 31, 1994 for an equal number of shares of Class A Common Stock.

     . Authorized the exchange of all Class A Common Stock (762,612 shares) held by the Chief Executive Officer/Director for an equal number of shares of Class B Common Stock. This exchange was effected during 1995.

     On April 19, 1995, the Company sold 2,530,000 shares of Class A Common Stock at $5.25 per share in connection with its initial public offering. The net proceeds from this offering aggregated approximately $11.3 million, net of approximately $2 million of issuance costs, which proceeds were used to pay off the previous bank line of credit, to retire long-term debt, to expand inventory and for general corporate purposes.


(5)  BORROWINGS
     Long-term debt consists of the following:

                                            MARCH 31,    DECEMBER 31,
                                            ---------    ------------
                                              1997           1996
                                              ----           ----
     Second trust deed loan payable,
     bearing interest at 6.359%, due
       December 1, 2013                   $    507,000   $    510,000

     Unsecured revolving line of credit,
     maximum of $15.3 million,
       Expires June, 1997                    9,100,000     10,000,000

     Convertible subordinated debentures,
     bearing interest at 8%, due
       May 18, 2001                          3,000,000      3,000,000
                                        --------------    -----------
                                            12,607,000     13,510,000
                                        --------------    -----------
      Less current portion                   9,118,000     10,017,000
                                        --------------    -----------
                                           $ 3,489,000    $ 3,493,000
                                        ==============    ===========

     In June, 1995 the Company entered into an unsecured revolving line of credit agreement which provided the Company up to $10 million for operating purposes and up to an additional $5 million for business acquisition purposes. In March, 1996, the $5 million business acquisition component of the agreement was changed to a second revolving line of credit. In March, 1997, the second line of credit was amended again to provide $5.3 million which expires on June 2, 1997. The Company's $10 million line of credit remains unchanged.

Item 2. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

Results of Operations

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices and beginning in 1997 passive components to other electronic distributors and to original equipment manufacturers who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.


                                                THREE MONTH PERIOD ENDED
                                                        MARCH 31,
                                            -----------------------------------
                                                  1997               1996
                                            ---------------     ---------------

(Dollars in thousands)
----------------------

Net sales                                  $        8,016             8,065

Cost of goods sold                                  5,571             5,388

Gross profit                                        2,445             2,677
   % of net sales                                   30.5%             33.2%

Selling, general and administrative
 expenses                                           1,190             1,357
   % of net sales                                   14.8%             16.8%

Operating earnings                                  1,255             1,320
   % of net sales                                   15.7%             16.4%

Interest expense, net                                 237                46
   % of net sales                                    3.0%               .6%

Net earnings                                          609               760
   % of net sales                                    7.6%              9.4%

Three Month Period Ended March 31, 1997 Compared To The Three Month Period Ended March 31, 1996

     Net sales for the three months ended March 31, 1997 were $8,016,000, compared with net sales for the three months ended March 31, 1996 of $8,065,000, a decrease of $49,000 or less than 1%. This sales decrease was attributable to a slight decline in volume and prices of domestic sales, offset somewhat by an increase in the volume of export sales over the three months ended March 31, 1996. The strong demand experienced by the Company for discrete semiconductors throughout 1995 continued into the three months ended March 31, 1996. The competition for the available supply of discrete semiconductors during the three months ended March 31, 1996 allowed the Company to sell its products for prices that were higher than normal market conditions. For the three months ended March 31, 1997, the weighted average unit sales price was approximately 3.8% less than for the three months ended March 31, 1996.

     Cost of goods sold increased by $183,000 to $5,571,000 for the three month period ended March 31, 1997, an increase of 3.3% from the three month period ended March 31, 1996. As a result of the Comany's FIFO method of accounting for inventories, such increase reflects the higher prices paid by the Company for inventory acquired during 1995 and the beginning of 1996. Gross profits decreased by $232,000 to $2,445,000 for the three months ended March 31, 1997 from $2,677,000 for the same period in 1996. Cost of goods sold as a percentage of net sales was 69.5% in the first three months of 1997, an increase from 66.8% in the first three months of 1996.

     Selling, general and administrative expenses decreased by $167,000 or 14.0% for the three months ended March 31, 1997 compared to the same period of 1996. These costs, as a percentage of net sales, decreased to 14.8% for the three months ended March 31, 1997 from 16.8% for the three months ended March 31, 1996. The Company was able to reduce selling, general and administrative expenses during 1996, principally by eliminating non-essential expenditures and not replacing employees who left the Company.

     For the reasons discussed above, operating earnings decreased by $65,000 or 5.2% between the three month periods ended March 31, 1997 and 1996, and declined as a percentage of sales from 16.4% to 15.7%.

     Interest expense, net of interest income for the three months ended March 31, 1997 increased $198,000 compared to the three months ended March 31, 1996. This increase is due to increased borrowings made to finance the increase in inventory for the three months ended March 31, 1997 compared to three months ended March 31, 1996.

     Income taxes were $408,000 in the three months of 1996, representing an effective tax rate of 40.1%, compared to $510,000 for the three months of 1996, an effective tax rate of 40.2%.

     The Company had net earnings of $609,000 for the three months ended March 31, 1997 as compared with net earnings of $760,000 for the three months ended March 31, 1996, a decrease of $151,000 or 24.8% for reasons discussed above. Net earnings as a percentage of net sales decreased to 7.6% from 9.4%.

Supply and Demand Issues

     For most of 1995 and continuing into early 1996, the demand for discrete semiconductors, in general, was greater than the supply. This resulted in intense competition for the available supply of discrete semiconductors and therefore higher prices. However, beginning in 1996 and continuing through the three months ended March 31, 1997 the supply of most discrete semiconductors has been more than sufficient to meet the Company's demand for these products.

Liquidity and Capital Resources

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 1997 and 1996 were as follows:


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               1997             1996
                                               ----             ----
                                                  (In thousands)
Operating activities..................      $ 1,225         $(10,580)
Investing activities..................          (12)             (30)
Financing activities..................       (1,355)           9,497

     In positioning itself as a "Discrete Superstore", the Company has been required to significantly increase its inventory levels over the past several years. The Company expects that inventory levels may increase as the Company adds new lines of product, such as passive components, and new suppliers.

     The discrete semiconductor products distributed by the Company are mature products, used in a wide range of commercial and industrial applications. As a result, the Company has never experienced any material amounts of product obsolescence. The Company also attempts to control its inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increase the risks of price fluctuations and product obsolescence.

    In June, 1995 the Company entered into an unsecured revolving line of credit agreement which provided the Company up to $10 million for operating purposes and up to an additional $5 million for business acquisition purposes. In March, 1996, the $5 million business acquisition component of the agreement was changed to a second revolving line of credit. In March, 1997, the second line of credit was amended to provide $5.3 million which expires on June 2, 1997. The Company's $10 million line of credit remains unchanged.

     As of March 31, 1997, the Company's unused sources of funds consisted of approximately $6.4 million in cash and borrowing capacity under the Company's $10 million and $5.3 million revolving lines of credit, both of which are provided by Union Bank and expire on June 2, 1997. The revolving lines of credit bear interest rates based on Union Bank's prime or "Reference Rate" as set by the bank from time to time, or at the option of the Company at a fixed rate in excess of LIBOR. Both lines of credit are secured by substantially all of the Company's assets, other than real property, which is subject to a Trust Deed.

     The Company believes that funds generated from operations and the amended bank revolving lines of credit will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

PART II. OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

              27  Financial Data Schedule

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



                              TAITRON COMPONENTS INCORPORATED



Date:  May 8, 1997            By:       /s/ David M. Batt
                                 --------------------------------
                                        David M. Batt
                                        Chief Financial Officer
                                        (Principal Financial Officer)
                                        (Chief Accounting Officer)