Form 10-Q
period 1997-06-30
TAITRON COMPONENTS INC
filed 1997-08-13
CIK 942126

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

Class A Common Stock, $.001 par value, 5,845,174 shares outstanding as of June 30, 1997

Class B Common Stock, $.001 par value, 762,612 shares outstanding as of June 30, 1997

                               TABLE OF CONTENTS



ITEM                                                         PAGE NO.
----                                                         --------

PART I.   FINANCIAL INFORMATION                                3

Item 1.   Financial Statements                                 3

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           8


PART II.  OTHER INFORMATION                                   10

Item 6.   Exhibits and Reports on Form 8-K                    12

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                                Balance Sheets
                            (Dollars in Thousands)

                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    ------------   ------------
                                                     (Unaudited)
                 ASSETS
Current assets:
 Cash and cash equivalents                          $    167             300
 Trade accounts receivable, net                        5,677           4,109
 Inventory                                            33,521          35,168
 Prepaid expenses and other current assets               387             443
                                                    --------        --------
      Total current assets                            39,752          40,020

Property and equipment, net                            1,906           1,660
Deferred income taxes                                    612             612
Other assets                                              43              23
                                                    --------        --------

      Total assets                                  $ 42,313          42,315
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                     8,668          10,017
 Trade accounts payable                                4,970           3,737
 Accrued liabilities                                     896             948
 Income taxes payable                                     19               7
                                                    --------        --------
      Total current liabilities                       14,553          14,709
                                                    --------        --------

Long-term debt, less current portion                   3,483           3,493
                                                    --------        --------

Shareholders' equity:
 Preferred stock, $.001 par value. Authorized
  5,000,000 shares; none issued or outstanding           --              --
 Common stock, no par value. Authorized
  10,000,000 shares; none issued and outstanding.        --              --
 Class A common stock, $.001 par value.
  Authorized 20,000,000 shares; issued and
  outstanding 5,845,878 shares at 6/30/97 and
  6,167,341 shares at 12/31/96                             6               6
 Class B common stock, $.001 par value.
  Authorized, issued and outstanding
  762,612 shares                                           1               1
 Additional paid-in capital                           13,506          14,531
 Retained earnings                                    10,764           9,575
                                                    --------        --------

      Total shareholders' equity                      24,277          24,113
                                                    --------        --------

      Total liabilities and shareholders' equity    $ 42,313          42,315
                                                    ========        ========

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED
                            Statements of Earnings
               (Dollars in thousands, except per share amounts)

                                               Three months ended June 30,       Six months ended June 30,
                                               ---------------------------       -------------------------
                                                   1997            1996             1997           1996
                                               ------------     ----------       ----------     ----------
                                                       (Unaudited)                      (Unaudited)
Net sales                                        $     8502     $    7,824       $   16,518     $   15,889
Cost of goods sold                                    5,983          5,402           11,554         10,790
                                                 ----------     ----------       ----------     ----------
Gross profit                                          2,519          2,422            4,964          5,099
Selling, general and administrative expenses          1,337          1,244            2,527          2,601
                                                 ----------     ----------       ----------     ----------
     Operating earnings                               1,182          1,178            2,437          2,498
Interest expense, net                                   219            247              456            294
Other expense (income), net                             (10)            12               (9)            16
                                                 ----------     ----------       ----------     ----------
     Earnings before income taxes                       973            919            1,990          2,188
Income tax expense                                      392            369              800            878
                                                 ----------     ----------       ----------     ----------
     Net earnings                                $      581     $      550       $    1,190     $    1,310
                                                 ==========     ==========       ==========     ==========
Net earnings per share                           $      .09     $      .08       $      .18     $      .19
                                                 ==========     ==========       ==========     ==========
Weighted average common shares outstanding        6,662,000      6,998,000        6,662,000      6,998,000
                                                 ==========     ==========       ==========     ==========

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                           Statements of Cash Flows
                            (Dollars in thousands)

                                                                  Six months ended June 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                  ----------   ------------
                                                                         (Unaudited)

Cash flows from operating activities:
 Net earnings                                                       $ 1,190     $  1,310
                                                                    -------     --------

 Adjustments to reconcile net earnings to net cash used in
   operating activities:
 Depreciation and amortization                                          108           56
 Deferred income taxes                                                               (77)
 Changes in:
   Trade accounts receivable                                         (1,568)         306
   Inventory                                                          1,647      (10,490)
   Prepaid expenses and other current assets                             55         (106)
   Other assets                                                         (20)         (12)
   Trade accounts payable                                             1,233       (8,486)
   Accrued liabilities                                                  (52)        (230)
   Income taxes payable                                                  12         (178)
                                                                    -------     --------


       Total adjustments                                              1,415      (19,217)
                                                                    -------     --------

       Net cash provided by (used in) operating activities            2,605      (17,907)
                                                                    -------     --------

Cash flows from investing activities - acquisitions of property
 and equipment                                                         (354)        (142)
                                                                    -------     --------

Cash flows from financing activities:
 Net borrowings (repayments) of notes payable                        (1,350)      14,500
 Proceeds from issuance of Convertible, subordinated note                          3,000
                                                                    -------     --------
 Repurchase of Class A Common Stock                                  (1,026)         --
                                                                    -------     --------
 Payments on long-term debt                                              (8)          (8)
                                                                    -------     --------

       Net cash provided by (used in) financing activities           (2,384)      17,492
                                                                    -------     --------

       Net increase (decrease) in cash and cash equivalents            (133)        (557)

Cash and cash equivalents, beginning of period                          300        1,145
                                                                    -------     --------

Cash and cash equivalents, end of perid                             $   167          588
                                                                    =======     ========

Supplemental disclosure of cash flow information:
 Cash paid for interest                                             $   517          301
                                                                    =======     ========

 Cash paid for income taxes                                         $   750        1,134
                                                                    =======     ========

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 1997 and 1996 aggregated $282,000 and $645,000, respectively and for the six months ended June 30, 1997 and 1996 aggregated $501,000 and $977,000 respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts at June 30, 1997 and December 31, 1996 aggregated $116,000 and $135,000, respectively.

     INVENTORY

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,116,000 and $988,000 at June 30, 1997 and December 31, 1996, respectively.

(3)  NET EARNINGS PER SHARE

     Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents consist of outstanding stock options and warrants to purchase stock that have a dilutive effect on earnings per share. The difference between primary and fully diluted earnings per share is immaterial for all periods presented. The average number of shares of common stock outstanding has been reduced by 321,463 shares repurchased by the Company during the first six months of 1997 at an average price of $3.19 per share.

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

     During the six months ended June 30, 1997 the Company repurchased 321,463 shares of Class A Common Stock, reducing the Additional paid in capital by $1,025,000 from the balance at December 31, 1996.

(5)  BORROWINGS
     Long-term debt consists of the following:

                                                                          June 30,     December 31,
                                                                         ----------    ------------
                                                                             1997          1996
                                                                             ----          ----
     Second trust deed loan payable, bearing interest at 6.359%,         $   501,000    $   510,000
       due December 1, 2013
     Revolving line of credit, maximum of $20 million, Expires             8,650,000     10,000,000
       June, 1999
     Convertible subordinated debentures, bearing interest at 8%,          3,000,000      3,000,000
       due May 18, 2001                                                  -----------    -----------
                                                                          12,151,000     13,510,000
                                                                         -----------    -----------
     Less current portion                                                  8,668,000     10,017,000
                                                                         -----------    -----------
                                                                         $ 3,483,000    $ 3,493,000
                                                                         ===========    ===========

     On May 6, 1997 the Company entered into a revolving line of credit agreement which provided the Company up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both credit facilities are provided by Comerica Bank California and mature on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices and beginning in 1997 passive components to other electronic distributors and to original equipment manufacturers who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales:

                                                 Three Month Period Ended       Six Month Period Ended
                                                         June 30,                      June 30,
                                                         --------                      --------
(Dollars in thousands)                                1997      1996               1997       1996
                                                     ------    ------             -------    -------

Net sales                                            $8,502    $7,824             $16,518    $15,889

Cost of goods sold                                    5,983     5,402              11,554     10,790

Gross profit                                          2,519     2,422               4,964      5,099
      % of net sales                                   29.6%     31.0%               30.1%      32.1%

Selling, general and administrative expenses          1,337     1,244               2,527      2,601
      % of net sales                                   15.7%     15.9%               15.3%      16.4%

Operating earnings                                    1,182     1,178               2,437      2,498
      % of net sales                                   13.9%     15.1%               14.8%      15.7%

Interest expense, net                                   219       247                 456        294
      % of net sales                                    2.6%      3.2%                2.8%       1.9%

Net earnings                                         $  581    $  550             $ 1,190    $ 1,310
      % of net sales                                    6.8%      7.0%                7.2%       8.2%

Three Month Period Ended June 30, 1997 Compared To The Three Month Period Ended June 30, 1996

     Net sales for the three months ended June 30, 1997 were $8,502,000, compared with net sales for the three months ended June 30, 1996 of $7,824,,000, an increase of $678,000 or 8.7%. This sales increase was attributable to an increase in volume of domestic sales and sales of passive components, added to the Company's product line in the first quarter of 1997. To a lesser extent, the increase was attributable to an increase in the volume of export sales over the three months ended March 31, 1996. Competition for sales of passive components and export sales, require that the Company sell these products at lower prices and thus lower margins. Gross margins decreased due to the reduction of selling prices as a result of supply catching up with demand in 1997 (see Supply and Demand Issues on page 10).

     Cost of goods sold increased by $581,000 to $5,983,000 for the three months ended June 30, 1997, an increase of 10.8% from the three month period ended June 30, 1996. Gross profits increased by $97,000 to $2,519,000 for the three months ended June 30, 1997 from $2,422,000 for the same period in 1996. Cost of goods sold as a percentage of net sales was 70.4% in the three months ended June 30, 1997, an increase from 69.1% for the same period in 1996.

     Selling, general and administrative expenses increased by $93,000 or 7.5% for the three months ended June 30, 1997 compared to the same period of 1996. These costs, as a percentage of net sales, decreased to 15.7% for the three months ended June 30, 1997 from 15.9% for the three months ended June 30, 1996.

     For the reasons discussed above, operating earnings increased by less than 1% for the three months ended June 30, 1997 compared to the same period in 1996, and declined as a percentage of sales from 15.1% to 13.9% due principally to the decrease in gross selling selling prices of the Company's products.

     Interest expense, net of interest income for the three months ended June 30, 1997 decreased $28,000 compared to the three months ended June 30, 1996. This decrease is due to lower outstanding borrowings during the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

     Income taxes were $392,000 for the three months ended June 30, 1997, representing an effective tax rate of 40.3%, compared to $369,000 for the same period of 1996, an effective tax rate of 40.2%.

     The Company had net earnings of $581,000 for the three months ended
June 30, 1997 as compared with net earnings of $550,000 for the three months ended June 30, 1996, an increase of $31,000 or 5.6% as a result of all the reasons discussed above. Net earnings as a percentage of net sales decreased to 6.8% from 7.0%.

Six Month Period Ended June 30, 1997 Compared To The Six Month Period Ended June 30, 1996

     Net sales for the six months ended June 30, 1997 were $16,518,000, compared with the six months ended June 30, 1996 of $15,889,000, an increase of $629,000 or 4.0%. This sales increase was attributable to an increase in volume of domestic sales and sales of passive components, added to the Company's product line in the first quarter of 1997. To a lesser extent, the increase was attributable to an increase in volume of export sales over the six months ended June 30, 1996. Competition for sales of passive components and export sales, require that the Company sell these products at lower prices and thus lower margins.

     Cost of goods sold increased by $764,000 to $11,554,000 for the six months ended June 30, 1997, an increase of 7.1% from the six month period ended
June 30, 1996. Gross profits decreased by $135,000 to $4,964,000 for the six months ended June 30, 1997 from $5,099,000 for the same period in 1996 and decreased as a percentage of net sales to 30.1% from 32.1%. Cost of goods sold , as a percentage of sales was 69.9% in the first six months of 1997 and 67.9% in the same period of 1996.

     Selling, general and administrative expenses decreased by $74,000 or 2.8% for the six months ended June 30, 1997 compared to the same period of 1996. These costs, as a percentage of net sales, were 15.3% for the six months ended June 30, 1997 and 16.4% for the six months ended June 30, 1996. The decrease in selling, general and administrative expenses was offset somewhat by increased expenses as a result of the Company initiating a realignment of its sales executives resulting in an expansion of its nationwide sales force.

     Earnings from operations decreased by $61,000 or 2.4% for the period ended June 30, 1997 compared to the same period of 1996 and decreased as a percentage of net sales to 14.8% from 15.7% due principally to lower margins as a result of lower gross selling prices of the Company's products.

     Interest expense, net of interest income, for the six months ended June 30, 1997 increased $162,000 compared to the six months ended June 30, 1996. This increase is due primarily to higher outstanding borrowings during the first six months of 1997 compared to the first six months of 1996. The higher outstanding borrowings occurred principally in the first three months of 1997 compared to the same period of 1996.

     Other expenses, net of other income, decreased $25,000 for the six months ended June 30, 1997 compared to the same period in 1996.

     Income taxes were $800,000 for the six months ended June 30, 1997, representing an effective tax rate of 40.2% compared to $878,000 for the six months ended June 30, 1996, an effective tax rate of 40.1%.

     The Company had net earnings of $1,190,000 for the six months ended June 30, 1997 compared to net earnings of $1,310,000 for the same period in 1996, a decrease of $120,000 or 9.2% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 7.2% for the six months ended June 30, 1997 compared to 8.2% for the same period in 1996.

Supply and Demand Issues

     For most of 1995 and continuing into early 1996, the demand for discrete semiconductors, in general, was greater than the supply. This resulted in intense competition for the available supply of discrete semiconductors and therefore higher prices. The Company, from time to time, had to decline some sales because of the limited supply of certain of these products during 1995. However, beginning in the second quarter of 1996 and continuing through the six months ended June 30, 1997 the supply of most discrete semiconductors has been more than sufficient to meet the Company's demand for these products.

Business Strategy and New Oportunities

     During 1996, the Company test marketed passive components, such as resistors, capacitors and inductors, a type of discrete component manufactured with non-semiconductor materials. The results of the test marketing was encouraging, although the sales volume was not significant in 1996. The Company believes that both passive components and discrete semiconductors compliment each other and can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers.

     During the first six months of 1997, the Company initiated an expansion of its nationwide sales force and reorganized its sales department into three separate groups designed to handle the needs of the customer. This reorganization will allow Group 1 sales to handle customer service and potential customers. Group 2 sales focus on solidifying relationships with and providing support to existing key OEM's and key distributors who have more complex needs. Group 3 sales are assigned to work with strategic OEM's in regions where they reside and to provide technical support to the Company's network of independent sales representatives.

Liquidity and Capital Resources

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 1997 and 1996 were as follows:

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                       1997           1996
                                                    ---------       ---------
                                                          (In thousands)

     Operating activities.........................  $ 2,605         $(17,907)
     Investing activities.........................     (354)            (142)
     Financing activities.........................   (2,384)          17,492

     In positioning itself as a "Discrete Superstore", the Company has been required to significantly increase its inventory levels over the past several years. The Company expects that inventory levels may increase as the Company adds new lines of product, such as passive components, and new suppliers.

     The discrete semiconductor products distributed by the Company are mature products, used in a wide range of commercial and industrial applications. As a result, the Company has not experienced any material amounts of product obsolescence. The Company also attempts to control its inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increase the risks of price fluctuations and product obsolescence.

     On May 6, 1997 the Company entered into a revolving line of credit agreement which provided the Company up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both credit facilities are provided by Comerica Bank California and mature on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios.

     As of June 30, 1997 the Company's unused sources of funds consisted of approximately $11.5 million in cash and borrowing capacity under the Company's $16 million and $4 million revolving lines of credit. Both of these credit facilities bear interest rates based on Comerica Bank California's prime or "Base Rate" as set by the bank from time to time, or at the option of the Company at a fixed rate in excess of LIBOR. Both lines of credit are secured by substantially all of the Company's assets, other than real property, which is subject to a Trust Deed.

     The Company believes that funds generated from operations and the amended bank revolving lines of credit will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

PART II. OTHER INFORMATION

Item   6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
              10.12 Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank-California.

              10.13 Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank-California

              10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank-California.

              27        Financial Data Schedule

(b)   Reports on Form 8-K:

              None

    SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  TAITRON COMPONENTS INCORPORATED



Date:  August 13, 1997            By:    /s/ David M. Batt
                                      ------------------------------------
                                  David M. Batt
                                  Chief Financial Officer
                                  (Principal Financial Officer)
                                  (Chief Accounting Officer)