Form 10-Q
period 1997-09-30
TAITRON COMPONENTS INC
filed 1997-11-13
CIK 942126

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)


    /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

    / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

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

Class A Common Stock, $.001 par value, 5,774,312 shares outstanding as of November 10, 1997
Class B Common Stock, $.001 par value, 762,612 shares outstanding as of November 10, 1997

                                  TABLE OF CONTENTS


 ITEM                                                                   PAGE NO.
 ----                                                                   -------

PART I.   FINANCIAL INFORMATION                                             3

 Item 1.  Financial Statements                                              3

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

PART II.  OTHER INFORMATION                                                12

 Item 6.  Exhibits and Reports on Form 8-K                                 12

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                                Balance Sheets
                            (Dollars in Thousands)


                                                    SEPTEMBER 30,   DECEMBER 31,
                 ASSETS                                 1997            1996
                                                    ------------    ------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                $79            300
  Trade accounts receivable, net                         5,892          4,109
  Inventory                                             35,852         35,168
  Prepaid expenses and other current assets                387            443
                                                    ------------    ------------
        Total current assets                            42,210         40,020


Property and equipment, net                              1,674          1,660
Deferred income taxes                                      748            612
Other assets                                               393             23
                                                    ------------    ------------
        Total assets                                   $45,025         42,315
                                                    ------------    ------------
                                                    ------------    ------------

  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         17         10,017
  Trade accounts payable                                 5,990          3,737
  Accrued liabilities                                      780            948
  Income taxes payable                                      --              7
                                                    ------------    ------------
        Total current liabilities                        6,787         14,709
                                                    ------------    ------------

Long-term debt, less current portion                    13,929          3,493
                                                    ------------    ------------

Shareholders' equity:
  Preferred stock, $.001 par value.
    Authorized 5,000,000 shares; none issued
    or outstanding                                          --             --
  Common stock, no par value.  Authorized
    10,000,000 shares;  none issued and
    outstanding.                                            --             --
  Class A common stock, $.001 par value.
    Authorized 20,000,000 shares; issued and
    outstanding 5,774,312 shares at 9/30/97 and
    6,167,341 shares at 12/31/96                             6              6
  Class B common stock, $.001 par value.
    Authorized, issued and outstanding
    762,612 shares                                           1              1
  Additional paid-in capital                            13,260         14,531
  Retained earnings                                     11,042          9,575
                                                    ------------    ------------
        Total shareholders' equity                      24,309         24,113
                                                    ------------    ------------
        Total liabilities and shareholders'
          equity                                       $45,025         42,315
                                                    ------------    ------------
                                                    ------------    ------------

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Earnings
               (Dollars in thousands, except per share amounts)


                                                                 ------------------------------------------------------
                                                                     Three months ended            Nine Months ended
                                                                        September 30,                September 30,
                                                                 ------------------------------------------------------
                                                                    1997          1996           1997            1996
                                                                 ----------    ----------    ----------       ---------
                                                                        (Unaudited)                   (Unaudited)

Net sales                                                        $   8,675     $    6,944   $    25,193       $  22,832

Cost of goods sold                                                   6,343          4,828        17,898          15,618
                                                                 ----------    ----------    ----------       ---------
Gross profit                                                         2,332          2,116         7,295           7,214

Selling, general and administrative expenses                         1,639          1,116         4,166           3,717
                                                                 ----------    ----------    ----------       ---------

    Operating earnings                                                 693          1,000         3,129           3,497

Interest expense, net                                                  223            310           679             604
Other expense (income), net                                              6              7            (4)             23
                                                                 ----------    ----------    ----------       ---------

    Earnings before income taxes                                       464            683         2,454           2,870

Income tax expense                                                     187            274           987           1,152
                                                                 ----------    ----------    ----------       ---------
    Net earnings                                                      $277           $409        $1,467          $1,718
                                                                 ----------    ----------    ----------       ---------
                                                                 ----------    ----------    ----------       ---------
Net earnings per share                                                $.04           $.06          $.22            $.25
                                                                 ----------    ----------    ----------       ---------
                                                                 ----------    ----------    ----------       ---------

Weighted average common shares outstanding                        6,658,000     6,930,000     6,638,000       6,939,000
                                                                 ----------    ----------    ----------       ---------
                                                                 ----------    ----------    ----------       ---------


See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                           Statements of Cash Flows
                            (Dollars in thousands)

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                     1997           1996
                                                    ------         ------
                                                         (Unaudited)

Cash flows from operating activities:
   Net earnings                                     $ 1,467        $ 1,718
                                                    -------        -------

   Adjustments to reconcile net earnings to
      net cash used in operating activities:
   Depreciation and amortization                        128             87
   Deferred income taxes                               (136)          (160)
   Changes in:
      Trade accounts receivable                      (1,783)          1026
      Inventory                                        (684)        (7,546)
      Prepaid expenses and other current assets          56            (10)
      Other assets                                     (370)           (23)
      Trade accounts payable                          2,253        (10,702)
      Accrued liabilities                              (168)          (177)
      Income taxes payable                               (7)          (152)
                                                    -------        -------
         Total adjustments                             (711)       (17,657)
                                                    -------        -------
         Net cash provided by (used in)
            operating activities                        756        (15,939)
                                                    -------        -------

Cash flows from investing activities  -
  acquisitions of property and  equipment              (142)          (144)
                                                    -------        -------

Cash flows from financing activities:
   Net borrowings (repayments) of notes payable         450         12,200
   Proceeds from issuance of Convertible,
      subordinated note                                              3,000
   Repurchase of Class A Common Stock                (1,271)            --
   Payments on long-term debt                           (14)           (12)
                                                    -------        -------
         Net cash provided by (used in)
            financing activities                       (835)        15,188
                                                    -------        -------

         Net increase (decrease) in cash
            and cash equivalents                       (221)          (895)

Cash and cash equivalents, beginning of period          300          1,145
                                                    -------        -------
Cash and cash equivalents, end of period            $    79            250
                                                    -------        -------
                                                    -------        -------

Supplemental disclosure of cash flow information:
   Cash paid for interest                           $   759            556
                                                    -------        -------
                                                    -------        -------
   Cash paid for income taxes                       $ 1,180          1,464
                                                    -------        -------
                                                    -------        -------


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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION

    Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 1997 and 1996 aggregated $255,000 and $403,000, respectively and for the nine months ended September 30, 1997 and 1996 aggregated $756,000 and $1,351,000 respectively.

    ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

    The allowance for sales returns and doubtful accounts at September 30, 1997 and December 31, 1996 aggregated $129,000 and $135,000, respectively.

    INVENTORY

    Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,176,000 and $988,000 at September 30, 1997 and December 31, 1996, respectively.


(3) NET EARNINGS PER SHARE

    Net earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents consist of outstanding stock options and warrants to purchase stock that have a dilutive effect on earnings per share. The difference between primary and fully diluted earnings per share is immaterial for all periods presented. The average number of shares of common stock outstanding has been reduced by 397,863 shares repurchased by the Company during the first nine months of 1997 at an average price of $3.21 per share.

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

    Additionally, the Company:
    - Authorized the issuance of up to 5,000,000 shares of Preferred Stock, par value $.001 per share. The terms of the shares are subject to the discretion of the Board of Directors.

    - Authorized the issuance of up to 20,000,000 shares of Class A Common Stock, par value $.001 per share. Each holder of Class A Common Stock is entitled to one vote for each share held.

    - Authorized the issuance of 762,612 shares of Class B Common Stock, par value $.001 per share. Each holder of Class B Common Stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.

    - Reclassified all of the shares of the Company's common stock outstanding at December 31, 1994 for an equal number of shares of Class A Common Stock.

    - Authorized the exchange of all Class A Common Stock (762,612 shares) held by the Chief Executive Officer/Director for an equal number of shares of Class B Common Stock. This exchange was effected during 1995.

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

    During the nine months ended September 30, 1997 the Company repurchased 397,863 shares of Class A Common Stock, reducing the Additional paid in capital by $1,270,000 from the balance at December 31, 1996.

(5) BORROWINGS

    Long-term debt consists of the following:

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1997           1996
                                                     -----------   -----------

    Second trust deed loan payable, bearing
        interest at 6.359%, due December 1, 2013     $   496,000   $   510,000
    Revolving line of credit, maximum of
        $20 million, Expires June, 1999               10,450,000    10,000,000
    Convertible subordinated debentures,
        bearing interest at 8%, due May 18, 2001       3,000,000     3,000,000
                                                     -----------   -----------
                                                      13,946,000    13,510,000
                                                     -----------   -----------
    Less current portion                                  17,000    10,017,000
                                                     -----------   -----------
                                                    $ 13,929,000   $ 3,493,000
                                                     -----------   -----------
                                                     -----------   -----------

    On May 6, 1997 the Company entered into a revolving line of credit agreement which provided the Company up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both credit facilities are provided by Comerica Bank - California and mature on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. As of September 30, 1997, the Company was in compliance with all of the loan covenants.

(6) NON-RECURRING EXPENSE FROM IMPAIRMENT OF ASSET

During the quarter ended September 30, 1997, management made a decision to discontinue using its computer application software, "Tolas", developed by Transcomm Data Systems Incorporated a division of ADP, due to several factors including integrity of the systems' data base files. Included in Selling, General and Administrative expenses on the Statement of Earnings is a non-recurring impairment of asset expense of $163,000 to write-off costs previously capitalized on the balance sheet. In early November, 1997, the Company filed a lawsuit for breach of contract naming ADP, Transcomm Data Systems Incorporated and GSI Transcomm.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices and beginning in 1997 passive components to other electronic distributors and to original equipment manufacturers that incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales:


                                                THREE MONTH PERIOD ENDED          NINE MONTH PERIOD ENDED
                                                     SEPTEMBER  30,                   SEPTEMBER  30,
                                                ------------------------          -----------------------
(Dollars in thousands)                           1997              1996            1997            1996
----------------------                          ------            ------          -------         -------

Net sales                                       $8,675            $6,944          $25,193         $22,832

Cost of goods sold                               6,343             4,828           17,898          15,618

Gross profit                                     2,332             2,116            7,295           7,214
    % of net sales                               26.9%             30.5%            29.0%           31.6%

Selling, general and administrative expenses     1,639             1,116            4,166           3,717
    % of net sales                               18.9%             16.1%            16.5%           16.3%

Operating earnings                                 693             1,000            3,129           3,497
    % of net sales                                8.0%             14.4%            12.4%           15.3%

Interest expense, net                              223               310              679             604
     % of net sales                               2.6%              4.5%             2.7%            2.6%

Net earnings                                    $  277            $  409          $ 1,467         $ 1,718
     % of net sales                               3.2%              5.9%             5.8%            7.5%



THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Net sales for the three months ended September 30, 1997 were $8,675,000, compared with net sales for the three months ended September 30, 1996 of $6,944,000, an increase of $1,731,000 or 24.9%. This increase was attributable to a 31.3% increase in domestic sales volume, and a 55.8% increase in export sales volume. Additionally, sales of the new line of passive components reached an annualized sales level of $1,100,000 in the quarter ended September 30, 1997. The increase in sales volume was partially offset by a decrease in selling prices as a result of intense price competition in the market place. The average selling price to domestic customers decreased causing a decrease in revenue of 13.6% for similar products sold in the three months ended September 30, 1997 compared to the same period in 1996. Also, the mix of products sold had a slight effect on the average selling price as certain products such as passive components normally sell at lower prices. Gross margins decreased due to the reduction of average selling prices and to lower margins on export sales for the three months ended September 30, 1997 compared to the same period in 1996. The Company is extremely reliant on UPS service for shipping to its customers. During the strike in August the Company was able to find alternative means of shipping and management does not believe that a significant amount of sales were lost as a result of the strike.

Cost of goods sold increased by $1,515,000 to $6,343,000 for the three months ended September 30, 1997, an increase of 31.4% from the three month period ended September 30, 1996. Cost of goods sold as a percentage of net sales was 73.1% in the three months ended September 30, 1997, an increase from
69.5% for the same period in 1996.   Gross profits increased by $216,000 to
$2,332,000 for the three months ended September 30, 1997 from $2,116,000 for the same period in 1996 principally as a result of the increase in volume.

Selling, general and administrative expenses increased by $523,000 or 46.9% for the three months ended September 30, 1997 compared to the same period of 1996. $163,000 or 31.2% of this increase is attributable to the write-off of the computer application software. Other factors causing the increase in selling, general and administrative expenses are costs associated with investing in three regional sales executives dedicated to expand revenues through key OEM's, one National Distributor Manager dedicated to work with key distribution customers and costs associated with the new office in Taiwan. Also, the Company has expanded the engineering department to assist customers with technical issues and to direct the process of obtaining ISO 9000 certification showing that the Company meets international quality standards. These costs, as a percentage of net sales, increased to 18.9% for the three months ended September 30, 1997 from 16.1% for the three months ended September 30, 1996.

For the reasons discussed above, operating earnings decreased by $307,000 or 30.7% for the three months ended September 30, 1997 compared to the same period in 1996, and declined as a percentage of sales from 14.4% to 8.0%.

Interest expense, net of interest income for the three months ended September 30, 1997 decreased $87,000 compared to the three months ended September 30, 1996. This decrease is due to lower average outstanding borrowings during the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Income taxes were $187,000 for the three months ended September 30, 1997, representing an effective tax rate of 40.3%, compared to $274,000 for the same period of 1996, an effective tax rate of 40.1%.

The Company had net earnings of $277,000 for the three months ended September 30, 1997 as compared with net earnings of $409,000 for the three months ended September 30, 1996, a decrease of $132,000 or 32.3% as a result of all the reasons discussed above. Net earnings as a percentage of net sales decreased to 3.2% from 5.9%.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

Net sales for the nine months ended September 30, 1997 were $25,193,000, compared with the nine months ended September 30, 1996 of $22,832,000, an increase of $2,361,000 or 10.3%. This increase was attributable to a 17.8% increase in domestic sales volume, and a 161.0% increase in export sales volume. Additionally, sales of the new line of passive components reached an annualized sales level of $1,100,000 in the quarter ended September 30, 1997. The increase in sales was partially offset as a result of intense price competition in the market place. The average selling price to domestic customers decreased causing a decrease in revenue of 11.1%. Also, the mix of products sold has a slight effect on the average selling price as certain products such as passive components normally sell at lower prices. Gross margins decreased due to the reduction of average selling prices and to lower margins on export sales for the nine months ended September 30, 1997 compared to the same period in 1996.

Cost of goods sold increased by $2,280,000 to $17,898,000 for the nine months ended September 30, 1997, an increase of 14.6% from the nine month period ended September 30, 1996. Cost of goods sold , as a percentage of sales was 71.0% in the first nine months of 1997 and 68.4% in the same period of 1996. Gross profits increased by $81,000 to $7,295,000 for the nine months ended September 30, 1997 from $7,214,000 for the same period in 1996 principally as a result of the increase in volume.

Selling, general and administrative expenses increased by $449,000 or 12.1% for the nine months ended September 30, 1997 compared to the same period of 1996. $163,000 or 36.3 % of this increase is attributable to the write-off of the computer application software. Other factors causing the increase in selling, general and administrative expenses are costs associated with investing in three regional sales executives dedicated to expand revenues through key OEM's, one National Distributor Manager dedicated to work with key distribution customers and costs associated with the new office in Taiwan. Also, the Company has expanded the engineering department to assist customers with technical issues and to monitor the process of obtaining ISO 9000 certification showing that the Company meets international quality standards. These costs, as a percentage of net sales, were 16.5% for the nine months ended September 30, 1997 and 16.3% for the nine months ended September 30, 1996.

For the reasons discussed above, operating earnings decreased by $368,000 or 1.6% for the period ended September 30, 1997 compared to the same period of 1996 and decreased as a percentage of net sales to 12.4% from 15.3%.

Interest expense, net of interest income, for the nine months ended September 30, 1997 increased $75,000 compared to the nine months ended September 30, 1996. This increase is due primarily to higher average outstanding borrowings during the first nine months of 1997 compared to the first nine months of 1996. The higher outstanding borrowings occurred principally in the first three months of 1997 compared to the same period of 1996.

Income taxes were $987,000 for the nine months ended September 30, 1997, representing an effective tax rate of 40.2% compared to $1,152,000 for the nine months ended September 30, 1996, an effective tax rate of 40.1%.

The Company had net earnings of $1,467,000 for the nine months ended September 30, 1997 compared to net earnings of $1,718,000 for the same period in 1996, a decrease of $251,000 or 14.6% for the reasons discussed above.
Net earnings as a percentage of net sales decreased to 5.8% for the nine months ended September 30, 1997 compared to 7.5% for the same period in 1996.

SUPPLY AND DEMAND ISSUES

For most of 1995 and continuing into early 1996, the demand for discrete semiconductors, in general, was greater than the supply. Beginning in the second quarter of 1996 the supply of most discrete semiconductors was greater than the demand for these products. The Company believes that after the second half of 1997 that the demand has finally caught up with the supply and the lead time for purchasing some discrete components has increased.

BUSINESS STRATEGY AND NEW OPPORTUNITIES

Based upon the Company's perception of this trend, it initiated an expansion of its nationwide sales force and reorganized its sales department to better handle the needs of the customer. This reorganization will allow the sales department to handle customer service and potential customers more efficiently and at the same time focus more experienced salespersons on solidifying relationships with and providing support to existing key OEM's and key distributors who have more complex needs. From May through August, the Company hired three regional sales executives assigned to work with strategic OEM's in regions where they reside and to provide technical support to the Company's network of independent sales representatives. In September, the Company added a position of National Distributor Manager dedicated to work with key distribution customers.

Additionally, in the third quarter the Company opened an office in Taiwan to strengthen relationships with suppliers in the Far East and to expand export sales along with the Company's office in Brazil. It has reorganized its marketing department to focus on its newest product lines of opto electronic devices introduced in 1994, passive devices introduced in 1996 and power transistors which the Company has just recently started selling. The engineering department has been expanded to improve technical assistance to customers and to monitor the process of obtaining ISO 9000 certification. ISO 9000 demonstrates that a company meets international quality standards. This process is targeted for completion by the end of 1998.

The Company recently signed an agreement with Oracle Corporation to purchase its database tools and application software to replace the "Tolas" application software. Conversion to Oracle is targeted for completion in the first half of 1998.

During 1996, the Company test marketed passive components, such as resistors, capacitors and inductors, a type of discrete component manufactured with non-semiconductor materials. The results of the test marketing was encouraging, although the sales volume was not significant in 1996. In 1997, sales of passive components has reached an annualized sales level of approximately $1,100,000. The Company believes that both passive components and discrete semiconductors compliment each other and can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers.

LIQUIDITY AND CAPITAL RESOURCES

Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 1997 and 1996 were as follows:


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                     1997            1996
                                                     ----            ----
                                                        (In thousands)

           Operating activities.............       $ 756           $(15,939)
           Investing activities.............        (142)              (144)
           Financing activities.............        (835)            15,188


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

On May 6, 1997 the Company entered into a revolving line of credit agreement which provided the Company up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both credit facilities are provided by Comerica Bank - California and mature on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. As of September 30, 1997, the Company was in compliance with all of the loan covenants.

As of September 30, 1997 the Company's unused sources of funds consisted of approximately $9.6 million in cash and borrowing capacity under the Company's $16 million and $4 million revolving lines of credit. Both of these credit facilities bear interest rates based on Comerica Bank - California's prime or "Base Rate" as set by the bank from time to time, or at the option of the Company at a fixed rate in excess of LIBOR. Both lines of credit are secured by substantially all of the Company's assets, other than real property, which is subject to a Trust Deed.

The Company believes that funds generated from operations and the bank revolving lines of credit will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

This document contains forward-looking statements regarding the intent, belief and current expectations of the Company, its directors and its officers, including statements with respect to trends affecting the Company's financial condition and results of operations. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

         27   Financial Data Schedule

(b)  Reports on Form 8-K:

         None

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAITRON COMPONENTS INCORPORATED


Date:    November 13, 1997             By:       /s/ David M. Batt
                                          -----------------------------------
                                            David M. Batt
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Chief Accounting Officer)