Form 10-K
period 1997-12-31
TAITRON COMPONENTS INC
filed 1998-03-31
CIK 942126

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     /X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     /X/ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        COMMISSION FILE NUMBER 0-25844

                        TAITRON COMPONENTS INCORPORATED
               (Name of Registrant as specified in its charter)

               CALIFORNIA                                  95-4249240
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

              25202 ANZA DRIVE, SANTA CLARITA, CALIFORNIA  91355
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (805) 257-6060

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:  NONE

     SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                CLASS A COMMON STOCK, PAR VALUE $.001 PER SHARE
                             (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 18, 1998 was $10,506,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of shares outstanding on March 18, 1998:
Class A Common Stock, $.001 par value 5,591,262
Class B Common Stock, $.001 par value 762,612

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to Registrant's Annual Meeting of Shareholders scheduled to be held on May 15, 1998 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS.

           For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 11 of this report.

GENERAL

           Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and to original equipment manufacturers (OEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 1997, the Company's inventory consisted of over 1.3 billion components. The Company distributes over 12,000 different products manufactured by more than 60 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 1997, ranged from under one cent to $6.50, and averaged approximately 3.6 cents each.

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

           The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and recently passive components, a small subset of the component market. Based on 1996 sales data, ELECTRONIC BUYERS NEWS ranked the Company 49th among the top 50 distributors and 17th for distribution of discrete semiconductors. The largest single distributor reported sales for 1996 of over $4.3 billion. Of this magazine's top 50 electronics distributors, the Company believes that it is the only distributor which concentrates its efforts principally on the discrete semiconductor market.

           The Company has attempted to develop a more efficient link between the component manufacturers and the small to medium size OEMs and distributors. The Company's "superstore" strategy typically includes foregoing certain benefits distributors normally require from component manufacturers, such as stock-rotation, and requesting only limited price protection privileges, in order to obtain better pricing, and providing its customers with one stop, "no hassle" shopping for their discrete component needs.

           The Company intends to continue to grow by increasing its sales to existing customers through further expansion of the number of different types of discrete component and other non-integrated circuit components in its inventory, and by attracting additional CEMs, OEMs and electronics distributor customers. The Company has historically sold its products through a national network of independent sales representatives. To better service its customers, the Company began, during 1997, to expand its direct sales force geographically to cover portions of the United States.

DISCRETE SEMICONDUCTORS

           Semiconductors can be broadly divided into two categories - DISCRETE SEMICONDUCTORS, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and INTEGRATED CIRCUITS, such as microprocessors and other "chips," which can contain from a few to as many as several million transistors and other elements in a single package, and usually are designed to perform complex tasks. During 1996, the Company almost exclusively distributed discrete semiconductors.

           While integrated circuits, such as microprocessor chips, have garnered more public exposure during the past several years, discrete semiconductors, the ancestral root of integrated circuits, have been a core element of electric equipment for more than 30 years. Discrete semiconductors are found in most consumer, industrial and military electrical and electronic applications.

           Discrete semiconductors represent only a small subset of the different types of semiconductors currently available. DONALDSON, LUFKIN & JENRETTE, WORLD SEMICONDUCTOR TRADE STATISTICS estimated that the Worldwide market purchased over $136 billion of semiconductors in 1997, of which over $18 billion were discrete devices. The balance were various forms of integrated circuits. Discrete semiconductors are generally more mature products with a more predictable demand, more stable pricing and more constant sourcing than other products in the semiconductor industry, and are thus less susceptible to technological obsolescence than integrated circuits. The Company believes that the market for discrete semiconductors is growing, although at a slower pace than the market for semiconductors in general. This could in part be due to the fact that OEMs are designing products which utilize integrated circuits in place of discrete semiconductors.

OPTOELECTRONIC DEVICES AND PASSIVE COMPONENTS

           During 1994, the Company introduced optoelectronic devices in a new catalog of all optoelectronic devices. The catalog contains a wide selection of optoelectronic devices such as LED's, infrared sensors and opto couplers. During the second quarter of 1997, the Company introduced a new catalog of all passive components. The catalog was the beginning of an aggressive marketing campaign to sell passive components, such as resistors, capacitors and inductors, a type of electronic component manufactured with non-semiconductor materials. The Company believes that optoelectronic devices, passive components and discrete semiconductors can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers. Sales of optoelectronic devices were $1,721,000, $1,675,000 and $1,472,000 for the years ended December 31, 1997,
1996 and 1995, respectively. Sales of passive components during 1997 were $799,000 and the Company built-up inventory of $1.5 million of passive components to facilitate planned increases in sales in the future. This is a forward looking statement and the Company cannot guarantee that sales of passive components will increase in the future.

ELECTRONIC DISTRIBUTION CHANNELS

           Electronic component manufacturers ("suppliers") sell components directly to CEMs and OEMs, as well as to their distributors. The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach medium and smaller sized CEMS and OEMs, as well as smaller distributors. Many suppliers consider electronic distributors to be an integral part of their businesses. As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in finished goods inventories and accounts receivable. By having geographically dispersed selling and delivery capabilities, distributors are often able to serve smaller and medium sized companies more effectively and economically than can the supplier.

           Electronic distributors are also important to CEMs and OEMs. CEMs and OEMs frequently place orders which are of insufficient size to be placed directly with the suppliers or require delivery schedules not available from them. Distributors offer product availability, selection and more rapid and flexible delivery schedules keyed to meet the requirements of their CEMs and OEM customers. They also often rely upon electronic distributors to provide timely, knowledgeable access to electronic components.

           There is also pressure on both the suppliers, CEMs and OEMs to maintain small inventories. Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as such goods are manufactured. CEMs and OEMs typically demand "just in time" delivery -- receipt of their requirements immediately prior to the time when the components are to be used. Distributors fill this niche.

           Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of 1997's top 50 electronics distributors reported by ELECTRONIC BUYERS NEWS, the Company believes that, only Taitron and three other companies focused a significant portion of their distribution efforts on discrete semiconductors. However, the Company believes that the three other companies concentrated their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. The Company believes that it was the only distributor which concentrated its efforts almost exclusively on the discrete semiconductor market.

STRATEGY

           Since it was founded in 1989, the Company's goal has been to become one of the leading distributors of discrete semiconductors in North America. The Company initially gained market share by concentrating on selling discrete semiconductors at competitive prices. The Company has marketed itself as a "discrete components superstore," whose in-depth focus on discrete semiconductors and extensive inventory of products is of benefit to both suppliers and OEMs. In creating the "superstore" strategy, the Company has attempted to develop a more efficient link between suppliers and the small to medium sized OEMs and distributors which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Company's strategy include:

                 INVENTORY. The Company believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, the Company's entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. Due to manufacturers lead times ranging from eight weeks to twenty four weeks, the Company generally attempts to maintain approximately a ten month supply of inventory of most products in its catalogs. Currently, the Company's inventory is higher than this goal as a result of its decision to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. With immediate availability of a wide selection of products and brands, the Company attempts to function more like a wholesale superstore than a franchised distributor. See Part II
           Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources."

                 STRATEGIC PURCHASING. When the opportunity presents itself, the Company also makes opportunistic purchases of a supplier's uncommitted inventory in order to take advantage of favorable pricing. The Company also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. When possible, the Company attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS."

                 MASTER DISTRIBUTOR. The Company distributes Electronic components to other nationwide distributors when their inventory cannot fulfill immediate customer orders. The Company, with its high volume, low cost inventory acts as a master distributor for certain of its component manufacturer suppliers. The Company estimates that approximately 10% of its sales are a direct result of being a master distributor.

                 RELATIONSHIPS WITH SUPPLIERS. During 1997, the Company entered into agreements with certain suppliers that provide the Company with return privileges. The amount of inventory subject to these agreements that provide return privileges was approximately $8.9 million of total inventory at December 31, 1997. For the balance of the Company's inventory, unlike most other distributors, the Company does not demand return or stock-rotation privileges which are generally available from its suppliers. Return and stock-rotation privileges are beneficial to distributors because they enable distributors to return or rotate inventory they are unable to sell, thus significantly reducing the risks and costs associated with over-purchasing or obsolescence. The Company requests and will accept price protection from its suppliers, but does not demand formal price protection agreements from its suppliers. Price protection mitigates the risks of falling prices of components held in inventory. Approximately $13.3 million of the Company's inventory at December 31, 1997 was subject to price protection arrangements with suppliers. The Company believes that it has been able to gain a competitive advantage over other distributors by typically foregoing or not demanding these privileges (and thus assuming the majority of risk for over-purchasing, product obsolescence and the risk for price fluctuations) in order to obtain better pricing. During 1997, the Company opened an office in Taipei, Taiwan. This office will focus on product procurement and strengthening relationships with suppliers in the far east. See "BUSINESS -Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS Suppliers."

                 RELIABLE ONE STOP SHOPPING. The Company offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase from. The Company provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, the Company can often fill a significant portion, or all, of a customer's order from stock. Historically, the Company has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules. The Company also follows a lenient policy of "no hassle" returns. Under this policy, if a customer can demonstrate an acceptable cause for a return, it may generally return products to the Company for a reasonable period of time after purchase, without penalty or restocking charge. See "BUSINESS - Cautionary Statements and Risk Factors PRODUCT RETURNS," Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS -Results of Operations," "BUSINESS - Customers" and "BUSINESS - Sales and Marketing."

                 SUPPORT SMALLER DISTRIBUTORS,OCMS AND OEMS. The Company focuses its marketing efforts on smaller OEMs, distributors and contract manufacturers who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there has been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for the Company since suppliers do not usually direct sales efforts toward smaller or medium sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. The Company believes that its strategic purchasing policies enable the Company to provide medium and smaller OEMs and distributors competitive prices while still maintaining adequate profit margins. The Company, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. The Company also offers its customers a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. The Company intends to continue to grow through further expansion of the number of different types and brands of products in its inventory and by continuing to expand its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See "BUSINESS - Sales and Marketing."

PRODUCTS

           The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes and transistors, optoelectronic devices and passive components. The Company maintains a broad line of brands and products including a "Taitron" label produced by certain suppliers on selected products in order not to conflict with their own marketing channels. The Company attempts to maintain at least ten months of inventory for each component in its catalogs. At December 31, 1997, the Company's inventory contained over 1.3 billion separate components and over 10,000 distinct products. The Company's products can range in sales price from under one cent for a chip resistor to $6.50 for certain optoelectronic devices. In 1997, the average component sales price of the products sold by the Company was approximately 3.6 cents.

           In 1997, the Company purchased products from over 60 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, Frontier Electronics Co., Ltd., General Semiconductor, Inc., Hi-Sincerity Microelectronics, Pan - Jit Semiconductor Inc., QT Optoelectronics, Samsung Semiconductors Inc., TEMIC Semiconductors and United Parts Mart. See "BUSINESS - Cautionary Statements and Risk Factors - SUPPLIERS," "BUSINESS -Customers" and "BUSINESS - Suppliers."

           Discretes are categorized based on various factors, including function, construction, fabrication and capacity. The products sold by the Company include:

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

                 PASSIVE COMPONENTS. Passive components are a type of electronic component manufactured with non-semiconductor materials. Passive components such as resistors, capacitors and inductors are used in electronic circuitry but they do not provide amplification. Passive components are basic electronic components found in virtually all electronic products.

           The products distributed by the Company are mature products that are used in a wide range of commercial and industrial products and industries. The Company believes that a majority of the products it distributes are used in applications where integrated circuits are not viable alternatives. As a result, the Company has never experienced any material amount of product obsolescence, and does not expect to experience any material amount of product obsolescence in the foreseeable future. This is a forward looking statement and, as such, is subject to uncertainties. There can be no assurance that over time the functions for which discretes are used will not eventually be displaced by integrated circuits.

           The Company conducts limited quality monitoring of its products. The Company purchases products from reliable manufacturers who provide warranties for their products that are common in the industry.

           The Company's distribution originates from a 24,500 square foot owned facility and a 30,000 square foot leased facility, both located in Santa Clarita, California. The Company utilizes a computerized inventory control/tracking system which enables the Company to quickly access its inventory levels and trace product shipments. See Item 2 "PROPERTIES."

CUSTOMERS

           The Company markets its products to distributors, CEMs and OEMs. The Company believes that its strategic purchasing policies allow the Company to provide medium and smaller distributors, OCMs and OEMs competitive prices while still maintaining an adequate profit margin. As a rule, the Company does not impose minimum order limitations on its customers, which enables smaller customers to avoid the cost of carrying large inventories. See "BUSINESS - Strategy."

           During 1997, the Company distributed its products to over 2,000 customers. For the years ended December 31, 1997, 1996 and 1995, no one customer accounted for more than 3.3%, 3.6% and 4.3%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

           Historically, distributors have accounted for a much larger percentage of the Company's net sales than CEMs and OEMs. However, over time, as the Company has expanded its customer base, the Company's customer breakdown has become somewhat more balanced, with distributors accounting for approximately 60% and CEMs and OEMs accounting for approximately 40% of the Company's net sales in 1997.

           The Company historically has not required its distributor customers to provide any point of sale reporting and therefore the Company does not know the breakdown of industries into which its products are sold. However, based on its sales to CEMs and OEMs, the Company believes that no one industry accounted for a majority of the applications of the products which it sold in 1997, 1996 or 1995.

           Taitron offers sales support to its customers through its sales department and a network of 16 independent sales representatives. Inventory support provided to customers includes carrying inventory for their specific needs and providing free samples of the products the Company distributes.

            The Company also offers its customers a limited range of value added services, such as wire or lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value added services have not been material to the Company's business or results of operations.

           The Company believes that exceptional customer service and customer relations are key elements of its success, and trains its sales force to provide prompt, efficient and courteous service to all customers. See "BUSINESS - Sales and Marketing." The Company has the ability to ship most orders the same day they are placed and, historically, most of its customers' orders have been shipped within the requested delivery schedule.

      As the Company's customers grow in size, the Company may lose its larger customers to its suppliers and as the electronics distribution industry consolidates some of the Company's customers may be acquired by competitors. See "BUSINESS Cautionary Statements and Risk Factors - COMPETITION."

SALES AND MARKETING

           The Company's sales department is currently located at its facility in Santa Clarita, California. The sales department is organized into three separate groups designed to handle the needs of the customer. Each group is managed by a Vice President of Sales. Each Vice President is given a substantial amount of discretion in developing sales strategies within his or her group. Group 1 salespeople complete the orders of customers whose orders are usually more routine and assist more experienced Group 2 salespeople. Group 2 salespeople focus on solidifying relationships with and providing support to existing key CEMs and OEMs and key distributors who have more complex needs. Group 3 salespeople are based in the sales region in which they have responsibility for potential OEM accounts and to establish and solidify the relationship with OEM's and to evaluate the performance of the Company's network of independent sales representatives. Group 3 salespeople will develop potential CEM and OEM accounts with independent sales representatives who will be compensated for the new business growth. Salespeople are generally compensated by a combination of salary and incentives based upon the profits obtained from their sales. Salespeople may also be given responsibilities as brand and/or product managers and are given additional compensation for these duties. Each Vice President of sales is compensated by a combination of salary and incentives based upon the overall performance of his or her group, including the group's profitability.

The Company has recognized that there is a rapidly growing market for discrete components in South America. To take advantage of this opportunity, Taitron opened a branch office in Sao Paulo, Brazil in May 1995. South American sales were $438,000 in 1997, $391,000 in 1996 and $144,000 in 1995.

           The independent sales representatives have played an important role in developing the Company's client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. The independent sales representatives are primarily responsible for face-to-face meetings with the Company's customers, and for developing new customers. The Company's independent sales representatives are each given responsibility for a specific geographical territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. Beginning in the first quarter of 1998, sales representatives will not be compensated for sales made to other distributors. The Company believes that this commission policy will re-direct independent sales representatives attention to CEMs and OEMs and therefore increase the Company's market share with end users. The Company and its independent sales representatives also jointly advertise and participate in trade shows.

           At March 1, 1998, the Company's sales and marketing department consisted of 21 employees, including 4 that are located outside of Santa Clarita, California, and the Company utilized 16 independent sales representatives to develop new OEM customers and to provide a more direct link to existing OEM customers.

           The Company provides customers with catalogs that are specially designed to aid customers in quickly finding the types and brands of discrete semiconductors and optoelectronic devices that they need.

           To attract new customers, the Company has advertised in national industry publications such as ELECTRONIC BUYER'S NEWS, ELECTRONIC BUSINESS, ELECTRONIC SOURCE BOOK, PURCHASING and, in Canada, ELECTRONIC PRODUCTS AND TECHNOLOGY. The Company also participates in regional and national trade shows and jointly advertises with suppliers, customers and independent sales representatives.

SUPPLIERS

           The Company believes that it is important to develop and maintain good relationships with its suppliers. Historically, the Company did not have long-term supply, distribution or franchise agreements with its suppliers, but instead cultivated strong working relationships with each of its suppliers. However, during 1997 the Company did enter into franchise agreements with certain of its suppliers. Such franchise agreements have terms from one to two years. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

           In order to facilitate good relationships with its suppliers, the Company typically will carry a complete line of each supplier's discrete products. The Company also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows. The Company generally orders components far in advance, helping suppliers plan production, and it generally does not require stock-rotation or return privileges, all of which are costly to the supplier. The Company requests and will accept price protection from its suppliers, but does not demand formal price protection agreements from its suppliers. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS - Strategy."

           The Company purchases components from over 60 different suppliers, including Everlight Electronics Co., Ltd., Fairchild Semiconductor Corporation, Frontier Electronics Co., Ltd., General Semiconductor, Inc. Hi-Sincerity Microelectronics, Pan - Jit Semiconductor Inc., QT Optoelectronics, Samsung Semiconductors Inc., TEMIC Semiconductors and United Parts Mart. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more supplier distribution relationships might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

           For the year ended December 31, 1997, the Company's four largest suppliers, General Semiconductor, Inc., Samsung Semiconductors, Inc., TEMIC Semiconductors and United Parts Mart accounted for approximately 63.1% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's product. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

COMPETITION

           The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See "BUSINESS Cautionary Statements and Risk Factors - COMPETITION" and "BUSINESS - Semiconductor Distribution Channels."

MANAGEMENT INFORMATION SYSTEMS

           The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, management has acquired and is in the final stage of implementing an Oracle Applications System. The Company believes that this system has the capabilities to serve the Company for future anticipated needs including capabilities of net working with remote locations.

FOREIGN TRADE REGULATION

           Most of the products distributed by the Company are manufactured in the Far East, including Taiwan, Japan, China, Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

           Many of the Company's suppliers have their manufacturing facilities in countries whose economies are experiencing financial problems. Mounting trade deficits have sent interest rates soaring and local currencies plunging. The US dollar's rise compared with Asian currencies may reduce exports to Asia in the future. 1997 sales to Asian customers was not material to the Company. Management believes that the decline in Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

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

EMPLOYEES

           At March 1, 1998, the Company had a total of 55 employees, 50 full-time employees and 5 full-time workers from temporary employment agencies. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent.

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

           RELATIONSHIP WITH SUPPLIERS. Typically, the Company does not have written long-term supply, distribution or franchise agreements with any of its suppliers. Although the Company believes that it has established close working relationships with its principal suppliers, the Company's success will depend, in large part, on maintaining these relationships and developing new supplier relationships for its existing and future product lines. Because of the lack of long-term contracts, there can be no assurance that the Company will be able to maintain these relationships. For example, in 1992, ITT Semiconductors, which was then one of the Company's principal suppliers, consolidated its United States distribution network into a limited number of distribution channels and the Company was not among the distributors chosen. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations.

           NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS. To adequately service its customers, the Company believes that it is necessary to maintain a large inventory of its product offerings, and the Company generally attempts to maintain approximately ten months inventory of most products in its catalogs. The Company's inventory level is higher than this due to its decision to increase inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company is focusing its efforts to maintain or gradually reduce its inventory. As a result of the Company's strategic inventory purchasing policies, under which the Company, in order to obtain preferential pricing, waives the rights to suppliers' inventory protection agreements such as inventory return rights and accepts limited rights to suppliers price protection arrangements, the Company bears the risk of decreases in the prices charged by its suppliers and decreases in the prices of products held in its inventory or covered by purchase commitments. If prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially adversely affected. See "BUSINESS - Strategy."

           PRODUCT MIX; PRODUCT MARGINS. The Company's gross profit margins have decreased since 1995, principally due to a weaker product demand and competitive pricing pressures within the electronics industry. The Company's gross profit margins are subject to a number of factors, including product demand, the ability of the Company to purchase inventory at favorable prices and the Company's favorable sales mix, all of which could adversely impact margins. Generally optoelectronic devices and passive components have a lower gross margin than other products that the Company sells. See Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

           AVAILABILITY OF COMPONENTS. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce demand or place their customers on "allocation," reducing the number of units sold to each customer. While the Company believes that, due to the depth of its inventory, it has not been adversely affected by recent shortages in certain discrete components, no assurance can be given that future shortages will not adversely impact the Company. See "BUSINESS - Suppliers."

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

           MANAGEMENT OF GROWTH. The Company's ability to effectively manage future growth, if any, will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage a larger number of employees. There can be no assurance that the Company will be able to preserve the revenue growth experienced in prior years, continue its profitable operations or manage future growth successfully. As an example, sales decreased from 1995 to 1996 principally as a result of the soft market demand for discrete semiconductors. See Part II
Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

           COMPETITION. The Company faces intense competition, both in its selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute discrete products. Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than those of the Company. Many competing distributors also carry product lines which the Company does not carry. Generally, large component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers. However, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decrease on profit margins. There can be no assurance that the Company will be able to continue to compete effectively with existing or potential competitors. See "BUSINESS - Competition."

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

           PRODUCT RETURNS. The Company maintains a "no hassle" return policy. On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, where they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. With respect to OCMs and OEMs, acceptable causes are generally limited to loss of orders for products in which the components were to be incorporated and errors in specifications of the OCMs and OEMs orders to the Company (e.g. when the OCM or OEM erroneously orders the wrong product). The Company will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% of the sales price. The Company will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in the Company's inventory. During the fiscal years ended December 31, 1997, 1996 and 1995, sales returns aggregated $1,110,000, $1,536,000 and $1,307,000, or 3.3%, 5.1% and 3.7% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While the Company maintains reserves for product returns which it considers to be adequate, the possibility exists that the Company could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact the Company's results of operations for that period. See Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations" and "BUSINESS - Customers."

           CYCLICAL NATURE OF ELECTRONICS INDUSTRY. The electronics distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of discrete components, as well as electronic distributors such as the Company. In addition, the life-cycle of existing electronic products and the timing of new product development and introduction can affect demand for electronic components. Any downturns in the electronics distribution industry, or the electronics industry in general, could adversely affect the Company's business and results of operations. See "BUSINESS - Semiconductor Distribution Channels."

           NO EARTHQUAKE INSURANCE. The Company's principal executive offices are located in a Company-owned facility in Santa Clarita, California - an area which experienced significant damage in the 1994 Northridge, California earthquake. During 1994, the Company expended approximately $145,000 in repair costs and renovations to its facility resulting from that earthquake, none of which were covered by insurance. The Company believes that it is economically a better decision to self insure against any future earthquake losses than to pay the expensive earthquake insurance premiums.

ITEM 2.  PROPERTIES.

           The Company's executive offices and warehouse facilities, covering approximately 24,500 square feet, are located in Santa Clarita, California. The Company owns this property subject to a mortgage held by a bank with an outstanding principal balance of $494,000 as of December 31, 1997 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,390, which includes interest at 6.359% per annum. Payments by the Company under the Mortgage are currently unconditionally guaranteed by both the Chairman of the Board of the Company and the President of the Company. Neither of the officers has any intention of guaranteeing obligations of the Company in the future. During 1997, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by the Company and not subject to any debt.

           In May, 1996, the Company increased its warehouse space by entering into a two year lease, with an option for one additional year, for warehouse space of approximately 30,000 square feet located in Santa Clarita, California. All of the space is currently occupied by the Company. In January 1998, the Company exercised its option extending the lease to June 1999. The monthly rental expense is $12,500.

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

ITEM 3.  LEGAL PROCEEDINGS.

           In September 1997, the Company filed a lawsuit in Los Angeles Superior Court against Taiwan Semiconductor Co. Ltd. ("TSCL"), TSC America, Inc. ("TSC") an officer of these companies and a former employee of the Company. The lawsuit arises out of alleged unethical and illegal business practices including unauthorized use of certain of the Company's trade secrets. The Company is seeking monetary damages in the amount of $5 million. In September 1997, TSCL and TSC filed a cross-complaint against the Company and one of its officers, alleging unauthorized use of certain of TSCL's trade secrets. The cross-complaint seeks $10 million in damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Since April 19, 1995, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "TAIT". The following table sets forth the range of high and low sale prices per share for the Class A Common Stock as quoted on the Nasdaq National Market, for the periods indicated


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
       Second Quarter                                               7 1/4            4 7/8
       Third Quarter                                                5 3/4            2 7/8
       Fourth Quarter                                               4 1/4            2 1/16

       Year Ended December 31, 1997
       First Quarter                                                3 7/8           2 25/64
       Second Quarter                                               3 7/8           2 35/64
       Third Quarter                                                4 1/8            2 7/8
       Fourth Quarter                                               4 1/4            2 1/2

       Year Ended December 31, 1998                                 3 1/8            2 1/8
       First Quarter (through March 18, 1998)


           At March 18, 1998, there were approximately 102 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,815 beneficial owners of its Class A Common stock.

           The Company has not paid cash dividends on its Common Stock. The present policy of the Company is to retain earnings to finance the development of its operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

           In December 1996, the Company announced a program to repurchase shares of its Class A common stock. As of March 18, 1998, the Company had repurchased 580,913 shares of its Class A common stock in open market purchases.

ITEM 6.  SELECTED FINANCIAL DATA

           The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 1997. The selected consolidated financial and operating data in the table should be read in conjunction with the Company's Financial Statements and the notes thereto included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS OF INCOME AND PER SHARE DATA:

(In thousands, except per share data)


                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                              1997       1996       1995       1994       1993
                                             -------    -------    -------    -------    -------
Net sales                                    $33,945    $30,128    $35,936    $24,588    $15,554
Cost of goods sold                            24,293     20,744     23,303     17,220     11,690
                                             -------    -------    -------    -------    -------
Gross profit                                   9,652      9,384     12,633      7,368      3,864

Selling, general and administrative
expenses                                       5,641      4,870      5,424      3,879      2,465
                                             -------    -------    -------    -------    -------
Operating earnings                             4,011      4,514      7,209      3,489      1,399

Income tax expense                             1,220      1,424      2,807      1,229        437
                                             -------    -------    -------    -------    -------
Net earnings                                 $ 1,850    $ 2,158    $ 4,304    $ 1,775    $   672
                                             -------    -------    -------    -------    -------
                                             -------    -------    -------    -------    -------
Earnings per share                           $   .28    $   .31    $   .68    $   .41    $   .16
                                             -------    -------    -------    -------    -------
                                             -------    -------    -------    -------    -------
Weighted average common shares
 outstanding (1)                               6,644      6,930      6,297      4,287      4,166
                                             -------    -------    -------    -------    -------
                                             -------    -------    -------    -------    -------
BALANCE SHEET DATA:

Working capital (1)                          $24,784    $25,311    $20,438    $ 5,883    $ 3,457
Total assets (1)                              44,985     42,315     36,380     18,494     10,983
Total debt (1)                                16,444     13,510        527      6,561      4,237
Stockholder's equity (1)                      24,371     24,113     21,955      6,342      3,762


(1) On April 19, 1995, the Company sold 2,530,000 shares of Class A common stock at $5.25 per share in connection with its initial public offering. The
$11.3 million net proceeds from this offering were used to pay off the bank line of credit, to retire long-term debt and to expand inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers
(OEMs) who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios:


                                                      YEARS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                   1997         1996         1995
                                                  -------      -------      -------
                                                       (dollars in thousands)
Net sales                                         $33,945      $30,128      $35,936

Cost of goods sold                                 24,293       20,744       23,303
       % of net sales                               71.6%        68.9%        64.8%

Gross profit                                        9,652        9,384       12,633
       % of net sales                               28.4%        31.1%        35.2%

Selling, general and administrative expenses        5,641        4,870        5,424
       % of net sales                               16.6%        16.2%        15.1%

Operating earnings                                  4,011        4,514        7,209
       % of net sales                               11.8%        15.0%        20.1%

Income tax expense                                  1,220        1,424        2,807
       Effective tax rate as a % of earnings
       before income taxes                          39.7%        39.8%        39.5%

Net earnings                                        1,850        2,158        4,304
       % of net sales                                5.5%         7.2%        12.0%


YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

           Net sales for the year ended December 31, 1997 increased $3,817,000 or 12.7% to $33,945,000 from $30,128,000 from the year ended December 31, 1996.
The increase in net sales during 1997 was attributable principally to an increase in the volume of products sold of $6.1 million, partially offset by net price reductions of approximately $3.2 million. The Company also experienced an increase in export sales volume of approximately $1.0 million and a $426,000 reduction in sales returns and allowances from customers. The increase in net sales was principally a result of sales made to new customers during 1997.

           Cost of goods sold increased by $3,549,000 to $24,293,000 for the year ended December 31, 1997, an increase of 17.1% from the year ended December 31, 1996. Early in 1996, the demand for discrete semiconductors was greater than the supply. The intense competition for available supply of discrete semiconductors caused the Company to purchase products for prices that were higher than normal market conditions. As the high priced inventory was sold in late 1996 and all of 1997, it caused cost of goods sold to increase as a percentage of sales. Gross profit on net sales increased by $268,000 to $9,652,000 for the year ended December 31, 1997 from $9,384,000 from the year ended December 31, 1996, and decreased, as a percentage of net sales, to 28.4% from 31.1%.

           Gross profit as a percentage of net sales decreased to 28.4% for the year ended December 31, 1997 from

31.1% for the year ended December 31, 1996 principally as a result of lower selling prices due to the competitive market place and as a result of higher export sales which usually have a lower profit margin than domestic sales.

           Selling, general and administrative expenses increased by $771,000 or 15.8% in 1997 as compared to 1996. The increase was attributable to increased payroll costs principally as a result of the geographic expansion of its direct sales force and the addition of sales support staff. The increase in net sales resulted in an increase in commissions paid to both sales employees and independent sales representatives. In addition, management decided to take a one-time impairment charge in connection with the abandonment of the Company's prior computer software system in the amount of $163,000. Selling, general and administrative expenses, as a percentage of net sales, increased to 16.6% for the year ended December 31, 1997 compared to 16.2% for the year ended December 31, 1996

           Operating earnings decreased by $503,000 or 11.1% between the years ended December 31, 1997 and 1996, and decreased as a percentage of net sales to 11.8% from 15.0%. Operating earnings decreased principally as a result of increased cost of sales and increases in selling, general and administrative expenses as described above.

           Interest expense, net for the year ended December 31, 1997 increased $14,000 compared to the year ended December 31, 1996. Net interest expense as a percentage of net sales, decreased to 2.8% for the year ended December 31, 1997 compared to 3.1% for the year ended December 31, 1996. During 1997, interest expense resulted from borrowings incurred to finance increased inventory levels, trade receivables, computer software, office space and equipment in the Taiwan office and to finance the repurchase of 487,113 shares of the Company's Class A Common Stock.

           Income taxes were $1,220,000 for the year ended December 31, 1997, resulting in an effective tax rate of 39.7%, compared to $1,424,000 for the year ended December 31, 1996, an effective tax rate of 39.8%.

           The Company had net earnings of $1,850,000 for the year ended December 31, 1997 as compared with net earnings of $2,158,000 for the year ended December 31, 1996, a decrease of $308,000 or 14.3% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 5.5% from 7.2%.

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

           Selling, general and administrative expenses decreased by $554,000 or 10.2% for 1996 compared to 1995. These expenses, as a percentage of net sales, increased to 16.2% for the year ended December 31, 1996 compared to 15.1% for the year ended December 31, 1995. The Company was able to reduce selling, general and administrative expenses during 1996, principally by eliminating non-essential expenditures and not replacing employees who left the Company.

           Operating earnings decreased by $2,695,000 or 37.4% between the years ended December 31, 1996, and

1995, and decreased as a percentage of net sales to 15.0% from 20.1%. Operating earnings decreased principally as a result of decreases in both domestic and export sales and market price reductions. The decrease in revenue was offset somewhat by a reduction in cost of goods sold and selling, general and administrative expenses.

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

           The supply shortage of discrete semiconductors in 1995 caused many customers to order more than their needs to prevent future shortages and suppliers expanded their capacity to meet the strong market demands. However, with a weak market demand in the later part of 1996, many distributors and end-users had built-up excessive inventories and as a result, the majority of Taitron's customers were struggling with inventory adjustments and corrections. To help customers readjust their inventories, Taitron strategically decided to accept more returns and order cancellations than it normally would.

           In 1996, suppliers increased capacity and the weak demand left suppliers with large amounts of uncommitted products. During 1996 and continuing into 1997, the Company decided to take advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins.

           As a result, the Company's inventory has increased significantly during 1996 and continuing into 1997, leading to the leasing of additional warehouse space in 1996 and full utilization of the space in 1997. The Company's inventory level peaked in May 1996 at $39.2 million and has subsequently reduced to $35.8 million at December 31, 1997. The Company is focusing its efforts to maintain or gradually reduce its inventory while maintaining adequate stock to accommodate the Company's future growth, if any, when demand increases. In order to finance these strategic purchases, the revolving debt increased to $14.5 million in June 1996 and has subsequently been reduced to $13.0 million at December 31, 1997.

           Taitron's competitive edge is its ability to fill customer orders immediately from stock held in inventory. Thus, management has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on the Company's earnings.

           Management believes, that the strategies it has followed with its customers and suppliers have cemented its relationships which will benefit the Company in the future. The Company's core strategy has been to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. The Company has been able to offer its products to customers at competitive prices and offers other incentives to customers, such as its no hassle returns policy, which distinguishes the Company from most of its competitors.

           Several of the matters discussed under Supply and Demand Issues contain forward looking statements that involve risks and uncertainties with respect to growth and relationships with suppliers. Many factors could cause actual results to differ materially from these statements. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

LIQUIDITY AND CAPITAL RESOURCES

           Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April 1995. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                             (In thousands)
                                                                   -----------------------------------
                                                                    1997          1996          1995
                                                                   ------       --------       -------
Operating activities..........................................     $ (478)      $(13,658)      $(4,010)
Investing activities..........................................       (998)          (171)         (179)
Financing activities..........................................      1,398         12,984         5,275


           In positioning itself as a "discrete components superstore," the Company has been required to significantly increase its inventory levels. As a consequence, inventory has grown from $27.8 million at December 31, 1995 to $35.8 million at December 31, 1997.

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

           Investment activities consisted of the purchase of property and equipment, principally computer equipment. Investment in computer equipment was $85,000, $135,000 and $424,000 for the years ended December 31, 1995,
1996 and 1997. During 1997, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space. The Company expects to invest an additional amount of approximately $200,000 per year over the next several years in hardware and software for maintaining and improving its new Oracle Applications System, which is scheduled to be operational in the second quarter of 1998. See "BUSINESS - Management Information Systems."

           On April 19, 1995, the Company completed its initial public offering of 2,530,000 shares of its Class A Common Stock. The net proceeds of approximately $11.3 million were used during 1995 to retire bank debt in the amount of $5.4 million, to repay $670,000 in long-term mortgage debt, to expand inventory and for general corporate purposes.

           In May 1996, the Company issued a Convertible Subordinated Note (the Note) for $3,000,000, with interest at 8% payable annually and the principal is due May 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share. These securities have not been registered under the Securities Act of 1933, as amended (the
Act), and the Company issued these securities in reliance upon exemption from registration provided by Regulation S of the Act.

           In May 1997, the Company replaced its $15 million revolving line of credit that had been in place since March 1996. The new revolving line of credit provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both facilities mature on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios.

           The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

YEAR 2000 ISSUES

           The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather the 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to an Oracle Applications System (which is Year 2000 compliant), the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

ASIAN ECONOMIC ISSUES

           Many of the Company's suppliers have their manufacturing facilities in countries who's economies are experiencing financial problems. Mounting trade deficits have sent interest rates soaring and local currencies plunging. The US dollar's rise compared with Asian currencies may reduce exports to Asia in the future. During 1997, the Company sold $1.9 million or 5.6% of net sales to Asian customers and most of the products purchased by the Company are manufactured in Asia. Management believes that the decline in Asian currencies may actually benefit the Company in the short-term by providing an opportunity for the Company to purchase products at lower prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of December 31, 1997, 1996 and 1995 and for the years then ended and the Independent Auditors' Report are included on pages F-1 to F-14 of this Annual Report on Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS
                        TAITRON COMPONENTS INCORPORATED


                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report........................................................................F-1
Balance Sheets at December 31, 1997 and 1996........................................................F-2
Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995.........................F-3
Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.............F-4
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.......................F-5
Notes to Financial Statements for the Years Ended December 31, 1997, 1996 and 1995..................F-6


                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Taitron Components Incorporated:


We have audited the accompanying balance sheets of Taitron Components Incorporated as of December 31, 1997 and 1996 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taitron Components Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.



Los Angeles, California
February 11, 1998

                        TAITRON COMPONENTS INCORPORATED

                                Balance Sheets

                          December 31, 1997 and 1996


                                                             1997                 1996
                                                          -----------          -----------
                     ASSETS
Current assets:
   Cash and cash equivalents                              $   163,000          $   300,000
   Trade accounts receivable, net                           5,398,000            4,109,000
   Inventory, net                                          35,757,000           35,168,000
   Prepaid expenses                                           169,000              221,000
   Other current assets                                       436,000              222,000
                                                          -----------          -----------
           Total current assets                            41,923,000           40,020,000

Property and equipment, net                                 2,309,000            1,660,000

Deferred income taxes                                         716,000              612,000

Other assets                                                   37,000               23,000
                                                          -----------          -----------
           Total assets                                   $44,985,000          $42,315,000
                                                          -----------          -----------
                                                          -----------          -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                      $12,969,000          $10,017,000
   Trade accounts payable                                   3,235,000            3,737,000
   Accrued liabilities                                        935,000              955,000
                                                          -----------          -----------
           Total current liabilities                       17,139,000           14,709,000

Long-term debt, less current portion                        3,475,000            3,493,000
                                                          -----------          -----------
Shareholders' equity:
   Preferred stock, $.001 par value.  Authorized
     5,000,000 shares.  None issued or outstanding             -                    -
   Class A common stock, $.001 par value.
     Authorized 20,000,000 shares; 5,685,062 and
     6,167,341 shares issued and outstanding at
     December 31, 1997 and 1996, respectively                   5,000                6,000
   Class B common stock, $.001 par value.
     Authorized, issued and outstanding 762,612
     shares at December 31, 1997 and 1996                       1,000                1,000
   Additional paid-in capital                              12,997,000           14,531,000
   Foreign currency translation adjustment                    (57,000)              -
   Retained earnings                                       11,425,000            9,575,000
                                                          -----------          -----------
           Total shareholders' equity                      24,371,000           24,113,000
                                                          -----------          -----------
           Total liabilities and shareholders' equity     $44,985,000          $42,315,000
                                                          -----------          -----------
                                                          -----------          -----------


See accompanying notes to financial statements.

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Earnings

                 Years ended December 31, 1997, 1996 and 1995


                                                    1997             1996             1995
                                                 -----------      -----------      -----------
Net sales                                        $33,945,000      $30,128,000      $35,936,000
Cost of goods sold                                24,293,000       20,744,000       23,303,000
                                                 -----------      -----------      -----------
           Gross profit                            9,652,000        9,384,000       12,633,000

Selling, general and administrative expenses       5,641,000        4,870,000        5,424,000
                                                 -----------      -----------      -----------
           Operating earnings                      4,011,000        4,514,000        7,209,000

Interest expense, net                                956,000          942,000          128,000
Other income                                         (15,000)         (10,000)         (30,000)
                                                 -----------      -----------      -----------
           Earnings before income taxes            3,070,000        3,582,000        7,111,000

Income tax expense                                 1,220,000        1,424,000        2,807,000
                                                 -----------      -----------      -----------
           Net earnings                          $ 1,850,000      $ 2,158,000      $ 4,304,000
                                                 -----------      -----------      -----------
                                                 -----------      -----------      -----------
Earnings Per Share:
           Basic                                 $       .28      $       .31      $       .68
                                                 -----------      -----------      -----------
                                                 -----------      -----------      -----------
           Diluted                               $       .27      $       .31      $       .68
                                                 -----------      -----------      -----------
                                                 -----------      -----------      -----------
Weighted Average Common Shares Outstanding:
           Basic                                   6,643,975        6,929,953        6,297,453
                                                 -----------      -----------      -----------
                                                 -----------      -----------      -----------
           Diluted                                 6,732,856        7,003,883        6,365,779
                                                 -----------      -----------      -----------
                                                 -----------      -----------      -----------


See accompanying notes to financial statements.

                        TAITRON COMPONENTS INCORPORATED

                       Statement of Shareholders' Equity

                 Years ended December 31, 1997, 1996 and 1995


                                                 COMMON STOCK            CLASS A COMMON STOCK    CLASS B COMMON STOCK
                                          --------------------------     --------------------    --------------------
                                            SHARES         AMOUNT         SHARES      AMOUNT     SHARES        AMOUNT
                                          ----------     -----------     ---------   --------    -------       ------
Balances at December 31, 1994              4,399,953     $ 3,229,000         -       $   -          -          $  -

Issuances of common stock                      -              -          2,530,000     3,000        -             -

Reclassification of common stock          (4,399,953)     (3,229,000)    4,399,953     4,000        -             -

Exchange of Class A for
  Class B common stock                         -              -           (762,612)   (1,000)    762,612        1,000

Net earnings                                   -              -              -           -          -          $1,000
                                          ----------     -----------     ---------   --------    -------       ------
Balances at December 31, 1995                  -              -          6,167,341   $ 6,000     762,612       $1,000

Net earnings                                   -              -              -           -          -             -
                                          ----------     -----------     ---------   --------    -------       ------
Balances at December 31, 1996                  -              -          6,167,341   $ 6,000     762,612       $1,000

Exercise of stock options                      -              -              4,834       -          -             -

Repurchase of common stock                     -              -           (487,113)   (1,000)       -             -

Tax effect of disqualifying disposition
  of stock options                             -              -              -           -          -             -

Net earnings                                   -              -              -           -          -             -

Foreign currency translation adjustment        -              -              -           -          -             -
                                          ----------     -----------     ---------   --------    -------       ------
Balances at December 31, 1997                  -         $    -          5,685,062   $ 5,000     762,612       $1,000
                                          ----------     -----------     ---------   --------    -------       ------
                                          ----------     -----------     ---------   --------    -------       ------

                                                                           FOREIGN
                                                                           CURRENCY         TOTAL
                                            ADDITIONAL       RETAINED     TRANSLATION    SHAREHOLDERS'
                                          PAID-IN CAPITAL    EARNINGS     ADJUSTMENT        EQUITY
                                          ---------------   -----------   -----------    -------------
Balances at December 31, 1994               $    -          $ 3,113,000   $   -          $ 6,342,000

Issuances of common stock                    11,306,000          -            -           11,309,000

Reclassification of common stock              3,225,000          -            -               -

Exchange of Class A for
  Class B common stock                           -               -            -               -

Net earnings                                     -            4,304,000       -            4,304,000
                                          ---------------   -----------   -----------    -------------
Balances at December 31, 1995               $14,531,000     $ 7,417,000       -          $21,955,000

Net earnings                                     -            2,158,000       -            2,158,000
                                          ---------------   -----------   -----------    -------------
Balances at December 31, 1996               $14,531,000     $ 9,575,000       -          $24,113,000

Exercise of stock options                        11,000          -            -               11,000

Repurchase of common stock                   (1,548,000)         -            -           (1,549,000)

Tax effect of disqualifying disposition
  of stock options                                3,000          -            -                3,000

Net earnings                                     -            1,850,000       -            1,850,000

Foreign currency translation adjustment          -               -         (57,000)          (57,000)
                                          ---------------   -----------   -----------    -------------
Balances at December 31, 1997               $12,997,000     $11,425,000   $(57,000)      $24,371,000
                                          ---------------   -----------   -----------    -------------
                                          ---------------   -----------   -----------    -------------


See accompanying notes to financial statements.

                        TAITRON COMPONENTS INCORPORATED

                           Statements of Cash Flows

                 Years ended December 31, 1997, 1996 and 1995


                                                                       1997             1996             1995
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
    Net earnings                                                   $  1,850,000     $  2,158,000     $  4,304,000
                                                                   ------------     ------------     ------------
    Adjustments to reconcile net earnings to net cash used in
      operating activities:
         Depreciation and amortization                                  348,000          139,000          162,000
         Deferred income taxes                                         (104,000)        (212,000)        (270,000)
         Changes in assets and liabilities:
            Trade accounts receivable                                (1,288,000)       1,252,000       (1,055,000)
            Inventory                                                  (589,000)      (7,416,000)     (15,492,000)
            Prepaid expenses and other current assets                   (42,000)        (351,000)          16,000
            Other assets                                                (14,000)         (22,000)          18,000
            Trade accounts payable                                     (502,000)      (9,125,000)       8,992,000
            Accrued liabilities                                        (139,000)         (81,000)        (685,000)
            Other                                                         2,000           -                -
                                                                   ------------     ------------     ------------
                 Total adjustments                                   (2,328,000)     (15,816,000)      (8,314,000)
                                                                   ------------     ------------     ------------
                 Net cash used in operating activities                 (478,000)     (13,658,000)      (4,010,000)
                                                                   ------------     ------------     ------------
Cash flows from investing activities -  acquisition of property
    and equipment                                                      (998,000)        (171,000)        (179,000)
                                                                   ------------     ------------     ------------
Cash flows from financing activities:
    Net borrowings (repayments) on long-term debt                    12,950,000       13,000,000       (5,364,000)
    Proceeds from exercise of stock options                              11,000           -                -
    Tax effect of disqualifying dispositions of stock options             3,000           -                -
    Payments on long-term debt                                      (10,017,000)         (16,000)        (670,000)
    Proceeds from stock issuances                                        -                -            11,309,000
    Repurchase of Company stock                                      (1,549,000)          -                -
                                                                   ------------     ------------     ------------
                 Net cash provided by financing activities            1,398,000       12,984,000        5,275,000
                                                                   ------------     ------------     ------------
Impact of changes in exchange rates on cash                             (59,000)          -                -

                 Net increase (decrease) in cash and cash
                   equivalents                                         (137,000)        (845,000)       1,086,000

Cash and cash equivalents, beginning of year                            300,000        1,145,000           59,000
                                                                   ------------     ------------     ------------
Cash and cash equivalents, end of year                             $    163,000     $    300,000     $  1,145,000
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                         $  1,008,000     $    758,000     $    296,000
    Cash paid for income taxes                                     $  1,410,000     $  1,710,000     $  3,886,000
                                                                   ------------     ------------     ------------
                                                                   ------------     ------------     ------------


See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                         Notes to Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Taitron Components Incorporated ("Taitron" or the "Company") is a
     "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronics manufacturers (CEMs) and to original equipment manufacturers (OEM's), who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components.

     CONCENTRATION OF RISK

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

     The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. Management estimates that over 60% of the Company's products are produced in Asia.

     CASH AND CASH EQUIVALENTS

     Cash equivalents of $1,000 and $32,000 at December 31, 1997 and 1996, respectively, consist of highly liquid investments with an original maturity of 90 days or less. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Management of the Company maintains a relatively low cash balance as cash is used to buy inventory and to repay debt in order to reduce interest cost.

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the years ended December 31, 1997, 1996 and 1995 aggregated $1,110,000, $1,536,000 and $1,307,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts was $135,000 at December 31, 1997 and 1996.

     INVENTORY

     Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented in the accompanying financial statements is net of valuation allowances of $1,291,000 and $988,000 at December 31, 1997 and 1996, respectively.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of property and equipment are computed principally on the accelerated and the straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements.

     IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     FINANCIAL INSTRUMENTS

     The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value because of the short term maturity of these instruments. The fair value of long-term debt approximates its carrying value as the interest rates are comparable to rates currently offered to the Company for similar debt instruments with similar maturities. All financial instruments are held for purposes other than trading.

     NET EARNINGS PER SHARE

     On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces the presentation of fully diluted earnings per share with diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. Earnings per share for the years ended December 31, 1996 and 1995 have been restated to comply with SFAS No. 128.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's division in Taiwan, which was established in 1997, are translated into United States dollars. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. Such transactional gains and losses are immaterial to the consolidated financial statements for 1997.

     RECLASSIFICATIONS

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation.

     USE OF ESTIMATES

     The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
     Land                                              $  474,000    $  361,000
     Building and improvements                          1,479,000     1,139,000
     Furniture and equipment                              514,000       393,000
     Computer and test equipment                          570,000       309,000
                                                       ----------    ----------
                                                        3,037,000     2,202,000
     Less accumulated depreciation and amortization       728,000       542,000
                                                       ----------    ----------
                                                       $2,309,000    $1,660,000
                                                       ----------    ----------
                                                       ----------    ----------

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 consists of the following:


                                                                                         1997            1996
                                                                                      -----------     -----------
     Second trust deed loan payable in monthly installments of $4,390, bearing interest at the rate of 6.359% per annum, due December 1, 2013 and
      guaranteed by certain officers of the Company                                 $   494,000     $   510,000
   Revolving line of credit, providing maximum borrowings of $20 million and
      $15 million at December 31, 1997 and 1996, respectively. The line expires
      June 1999                                                                      12,950,000      10,000,000
   8% convertible subordinated debenture interest due May 18, 2001                    3,000,000       3,000,000
                                                                                    -----------     -----------
                                                                                     16,444,000      13,510,000
   Less current portion                                                              12,969,000      10,017,000
                                                                                    -----------     -----------
                                                                                    $ 3,475,000     $ 3,493,000
                                                                                    -----------     -----------
                                                                                    -----------     -----------

     Minimum future payments of long-term debt are summarized as follows:

           Year ending December 31:
             1998                           $    19,000
             1999                            12,970,000
             2000                                21,000
             2001                             3,022,000
             2002                                24,000
             Thereafter                         388,000
                                            -----------
                                            $16,444,000
                                            -----------
                                            -----------

     UNSECURED REVOLVING LINE OF CREDIT

     On May 6, 1997, the Company replaced its $15 million revolving line of credit with a new revolving line of credit facility which provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes, which matures on June 2, 1999. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.

     Both the old and new revolving lines of credit contain security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (8.5% at December 31, 1997 and 1996) or at the option of the Company, at LIBOR (weighted average 0f 5.65% and 5.57% at December 31, 1997 and 1996 respectively) plus 1.375% after May 6, 1997 and 1.5% prior to that date.

     CONVERTIBLE SUBORDINATED DEBENTURE

     In May 1996, the Company issued a Convertible Subordinated Debenture
     (the Note) for $3,000,000 with interest at 8% payable annually and the principal due May 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share, the market price of the stock on the date of issuance. These securities have not been registered under the Securities Act of 1933, as amended (the Act), in the belief that the securities are exempt from such registration under Regulation S of the Act.

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

     Additionally, the Company:

     - Authorized the issuance of up to 5,000,000 shares of newly authorized preferred stock, par value $.001 per share. The terms of the shares are subject to the discretion of the Board of Directors.

     - Authorized the issuance of up to 20,000,000 shares of newly authorized Class A common stock, par value $.001 per share. Each holder of Class A common stock is entitled to one vote for each share held.

     - Authorized the issuance of 762,612 shares of newly created Class B common stock, par value $.001 per share. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.

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

     During 1997 the Company repurchased 487,113 shares of its Class A Common Stock on the open market for $1,549,000 in the aggregate and permanently retired such shares.

(5)  INCOME TAXES

     Income tax expense is summarized as follows:

                                             YEAR ENDED DECEMBER 31
                         ---------------------------------------------------------
                             1997                   1996                  1995
                         ------------           ------------          ------------
     Current:
         Federal         $  1,008,000           $  1,272,000          $  2,457,000
         State                316,000                392,000               620,000
                         ------------           ------------          ------------
                            1,324,000              1,664,000             3,077,000
     Deferred:
         Federal              (86,000)              (197,000)             (220,000)
         State                (18,000)               (43,000)              (50,000)
                         ------------           ------------          ------------
                             (104,000)              (240,000)             (270,000)
                         ------------           ------------          ------------
                         $  1,220,000           $  1,424,000          $  2,807,000
                         ------------           ------------          ------------
                         ------------           ------------          ------------

     The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                                       YEAR ENDED DECEMBER 31
                                                                    -----------------------------------------------------------
                                                                         1997                    1996                   1995
                                                                    ------------             -----------           ------------
     "Expected" income tax expense                                  $  1,044,000             $ 1,218,000           $  2,418,000
     State tax expense, net of Federal benefit                           190,000                 220,000                376,000
     Other                                                               (14,000)                (14,000)                13,000
                                                                    ------------             -----------           ------------
                                                                    $  1,220,000             $ 1,424,000           $  2,807,000
                                                                    ------------             -----------           ------------
                                                                    ------------             -----------           ------------

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets are summarized as follows:

                                                                               DECEMBER 31
                                                                  --------------------------------------
     DEFERRED TAX ASSETS:                                                1997                1996
                                                                  -----------------   ------------------
     Depreciation                                                 $         -         $    14,000
     Inventory reserves                                               455,000             341,000
     Section 263a adjustment                                          150,000             142,000
     Allowances for bad debts and returns                              84,000              54,000
     Accrued expenses                                                  49,000              39,000
     Other                                                                  -              22,000
                                                                  -----------------   ------------------
     Total deferred tax assets                                        738,000             612,000
     Deferred tax liability - depreciation                            (22,000)                  -
                                                                  -----------------   ------------------
     Net deferred tax assets                                       $  716,000          $  612,000
                                                                  -----------------   ------------------
                                                                  -----------------   ------------------


     Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods in which the temporary differences are deductible, management has concluded that, as of December 31, 1997, it is more likely than not that the Company will realize the benefits of these deductible differences.


(6)  401(K) PROFIT SHARING PLAN


     In January 1995, the Company implemented a defined contribution 401(k) profit sharing plan pursuant to Section 401 of the Internal Revenue Code (the Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution at the discretion of the Company which vests as defined by the plan. For the years ended December 31, 1997, 1996 and 1995 employer matching contributions aggregated approximately $29,000, $30,000 and $24,000, respectively. The plan purchased 28,666 and 28,991 shares of the Company's common stock on the open market for cash consideration of approximately $97,000 and $135,000 during the year ended December 31, 1997 and 1996, respectively.

(7)     STOCK OPTIONS AND WARRANTS

        In March 1995, the Company established the 1995 Stock Incentive Plan (the Plan) expiring in March, 2005. The Plan provides for the issuance of an aggregate of 440,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest ratably over three years commencing one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to such committee and each year thereafter. The exercise price of these options will be equal to the fair market value of the Company's Class A common stock at the date of grant.

        In November 1996, the Company gave each employee who held options issued during 1995 with exercise prices of $5.25 and $7.125 the right to receive, in place of such options, an amended option for half the shares covered by the original option but a with reduced exercise price of $2.25 (the market price on November 21, 1996).

        In connection with the Company's initial public offering, the Company issued warrants exercisable over a period of four years commencing April 19, 1996 to purchase 220,000 shares of the Company's Class A common stock at a price of $6.30, which is 120% of the initial public offering price.

        In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $3,800, $1,200 and $13,000 in 1997, 1996 and 1995, respectively.

        The fair value of options, SAR's and warrants used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995:
        Dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6% and an expected holding period of five years. The incremental fair value of the modified options substituted for options issued during 1995, used to compute pro forma net income and earning per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6%; and an expected holding period of 3.5 years, adjusted to reflect the remaining period to maturity of the modified options.

        The Company has adopted the disclosure-only provisions of SFAS No.
        123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan SAR's and warrants. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the Plan SAR's and warrants (including the modified awards), consistent with the method prescribed by SFAS No. 123, net earnings and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                        1997           1996          1995
                                                        ----           ----          ----
        Net earnings                 As reported     $1,850,000     $2,158,000    $4,304,000
                                     Pro forma       $1,482,000     $1,838,000    $3,302,000
        Diluted Earnings per share   As reported     $      .27     $      .31    $      .68

                                     Pro forma       $      .22     $      .26    $      .52

        The disclosure of compensation cost under this pronouncement may not be representative of the effects on net earnings for future years. Stock option and SAR activity during the periods indicated is as follows:


                                                                          WEIGHTED AVERAGE
                                                          NUMBER             EXERCISE
                                                        OF SHARES              PRICE
                                                       ------------       ----------------

        Balance at December 31, 1994                            N/A                N/A
           Granted                                          345,600             $ 6.44
           Exercised                                              -                  -
           Forfeited                                        (16,300)              6.44
                                                       -------------         ----------
        Balance at December 31, 1995                        329,300               6.44
                                                       -------------         ----------
           Granted                                          162,050               2.34
           Exercised                                              -                  -
           Forfeited                                        (35,200)              6.44
           Canceled                                        (294,100)              6.44
                                                       -------------         ----------
        Balance at December 31, 1996                        162,050               2.34
                                                       -------------         ----------
           Granted                                          253,400               2.51
           Exercised                                         (4,834)              2.25
           Forfeited                                        (33,066)              2.50
           Canceled                                               -                  -
                                                       -------------         ----------
        Balance at December 31, 1997                        377,550              $2.44
                                                       -------------         ----------
                                                       -------------         ----------

        The weighted average fair value of options granted in 1997, 1996 and 1995 was $.94, $.76 and $3.15, respectively.

        At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 to $3.25 and 19 months, respectively.

        At December 31, 1997, 1996 and 1995, the number of options exercisable was 193,006, 49,017 and none, respectively, and weighted average exercise prices of those options were $2.36, $2.25 and $7.13, respectively.

(8)     NET EARNINGS PER SHARE

        On December 31, 1997, the Company adopted the provisions of SFAS
        No. 128, which requires the presentation of diluted and basic earnings per share (EPS). The following data show a reconciliation of the numerators and the denominators used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                                              YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                                  1997                  1996                    1995
                                                         ------------------    ------------------    -----------------
        Net earnings available to common shareholders
             used in basic EPS                               $   1,850,000        $    2,158,000        $    4,304,000
                                                         ------------------    ------------------    -----------------
        Weighted average number of common shares
             used in basic EPS                                   6,643,975             6,929,953             6,297,453
                                                         ------------------    ------------------    -----------------
        Basic EPS                                                      .27                   .31                   .68
                                                         ------------------    ------------------    -----------------
        Effect of dilutive securities:
             Warrants                                                    -                     -                22,203
             Options                                                88,881                73,930                46,123
                                                         ------------------    ------------------    -----------------
        Weighted number of common shares and dilutive
             potential common shares used in diluted EPS         6,732,856             7,003,883             6,365,779
                                                         ------------------    ------------------    -----------------
                                                         ------------------    ------------------    -----------------
        Diluted  EPS                                         $         .27        $          .31        $          .68
                                                         ------------------    ------------------    -----------------
                                                         ------------------    ------------------    -----------------

        Warrants on 220,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1997, 1996 and 1995 because their effects were antidilutive. Also, convertible subordinated debentures convertible into 571,429 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1997 and 1996 because their effects were anti-dilutive.

 (9)    COMMITMENTS AND CONTINGENCIES

        The Company leases equipment under noncancelable operating leases expiring on various dates through 2000. In May 1996, the Company entered into a two year lease for additional warehouse space of approximately 30,000 square feet located in Santa Clarita, California which is now completely occupied by the Company. Rental expense for the years ended December 31, 1997, 1996 and 1995 aggregated $160,000, $112,000 and $46,000, respectively.

        Future minimum rental commitments under noncancelable operating leases are as follows:

               Year ended December 31:
                 1998                                   $  157,000
                 1999                                       81,000
                 2000                                        1,000
                                                   ---------------------
                                                        $  239,000
                                                   ---------------------
                                                   ---------------------


        At December 31, 1997 and 1996, the Company had approximately none and $300,000, respectively, in standby and commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).


(10)    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

        The following is the Company's schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 1997, 1996 and 1995:

                                      BALANCE AT    CHARGED TO                   BALANCE
                                      BEGINNING     COSTS AND                    AT END
                                       OF YEAR       EXPENSES     DEDUCTIONS     OF YEAR
                                      ----------   -----------   ------------  ----------
        Allowance for sales returns
           and doubtful accounts:
             1995                        70,000     1,394,000     1,326,000      138,000
             1996                       138,000     1,540,000     1,543,000      135,000
             1997                       135,000     1,169,000     1,169,000      135,000

        Inventory reserves:
             1995                       261,000       186,000             -      447,000
             1996                       447,000       541,000             -      988,000
             1997                       988,000       303,000             -    1,291,000


ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURES


           None


                                   PART III



ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT


           Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION


           Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Shareholders under the caption "Executive Compensation" and is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT


           Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Shareholders under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


           Information regarding certain relationships and related transactions will appear in the Proxy Statement for the Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K


(a)   LIST THE FOLLOWING DOCUMENTS FILED AS PART OF THIS REPORT:

(1)   FINANCIAL STATEMENTS:

      Reference is made to the Financial Statements provided under Item 8 of this report.

(2)   FINANCIAL STATEMENT SCHEDULES:

      Reference is made to the Financial Data Schedule provided as Exhibit 27.

(3)     EXHIBITS:

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

       10.6 Wm Michaels Limited Regional Prototype Defined Contribution Plan and Trust

       10.7    Form of Sales Representative Agreement.*

       10.8 Loan Agreement, dated June 16, 1995, between Registrant and Union Bank.**

       10.9 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings.***

       10.10 Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave. Scott, Santa Clarita, California 91355.***

       10.11 Amended Loan Agreement and Note, dated January 2, 1997, between Registrant and Union Bank. Amended Loan Agreement and Note, dated March 13, 1997, between Registrant and Union Bank. *****

       10.12 Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

       10.13 Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

       10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

       23.1    Consent of KPMG Peat Marwick.

       24.1    Power of Attorney (see page 24 of this Annual Report on Form
               10-K).

       27      Financial Data Schedule
       ------------------------------------------------------------------------

        * Incorporation by reference from Taitron Components Incorporated Registration Statement on Form SB-2, Registration No. 33-90294-LA.

        ** Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

        *** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

        **** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

       ***** Incorporated by reference from Taitron Components Incorporated Form 10-KSB for the fiscal year ended December 31, 1996.

(b)  REPORTS ON FORM 8-K:

              None

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TAITRON COMPONENTS INCORPORATED
                                            (Registrant)

                                            By   /s/ Stewart Wang
                                               ------------------------------
                                            Stewart Wang
                                            Its:  Chief Executive Officer

                                            Date:        March 27, 1998
                                                 ----------------------------


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


      Signature                      Title                                 Date
      ---------                      -----                                 ----
/s/ Johnson Ku                    Chairman of the Board               March 27, 1998
---------------------------
Johnson Ku


/s/ Stewart Wang                  Chief Executive Officer, President  March 27, 1998
---------------------------       and Director
Stewart Wang                      (Principal Executive Officer)


/s/ David M. Batt                 Chief Financial Officer             March 27, 1998
---------------------------       and Secretary
David M. Batt                     (Principal Financial and Accounting
                                  Officer)

/s/ Richard Chiang                Director                            March 27, 1998
---------------------------
Richard Chiang


/s/ Winston Gu                    Director                            March 27, 1998
---------------------------
Winston Gu


/s/ Felix Sung                    Director                            March 27, 1998
---------------------------
Felix Sung
