Form 10-Q
period 1998-03-31
TAITRON COMPONENTS INC
filed 1998-05-13
CIK 942126

                     U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998


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

               YES     X                     NO
                   --------                     --------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class A Common Stock, $.001 par value, 5,513,362 shares outstanding as of April 30, 1998

Class B Common Stock, $.001 par value, 762,612 shares outstanding as of April 30, 1998

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

 PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                     TAITRON COMPONENTS INCORPORATED

                            Balance Sheets
                        (Dollars in Thousands)


                                                                          MARCH 31,       DECEMBER 31,
                                                                            1998              1997
                                   ASSETS                                ------------     -----------
                                                                         (Unaudited)

 Current assets:
      Cash and cash equivalents                                          $         73             163
      Trade accounts receivable, net                                            5,471           5,398
      Inventory                                                                37,541          35,757
      Prepaid expenses                                                            178             169
      Other current assets                                                        267             436
                                                                         ------------     -----------
          Total current assets                                                 43,530          41,923

 Property and equipment, net                                                    2,502           2,309
 Deferred income taxes                                                            749             716
 Other assets                                                                      45              37
                                                                         ------------     -----------
           Total assets                                                  $     46,826          44,985
                                                                         ------------     -----------
                                                                         ------------     -----------

          LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
      Current portion of long-term debt                                        12,119          12,969
      Trade accounts payable                                                    5,622           3,235
      Accrued liabilities                                                       1,091             935
                                                                         ------------     -----------
           Total current liabilities                                           18,832          17,139
                                                                         ------------     -----------

 Long-term debt, less current portion                                           3,470           3,475
                                                                         ------------     -----------

 Shareholders' equity:
      Preferred stock, $.001 par value. Authorized 5,000,000 shares;
         none issued or outstanding                                                --              --
      Class A common stock, $.001 par value. Authorized 20,000,000
         shares; issued and outstanding 6,318,374 shares                            5               5
      Class B common stock, $.001 par value. Authorized, issued and
         outstanding 762,612 shares                                                 1               1
      Additional paid-in capital                                               12,647          12,997
      Accumulated comprehensive income                                            (57)            (57)
      Retained earnings                                                        11,928          11,425
                                                                         ------------     -----------
          Total shareholders' equity                                           24,524          24,371
                                                                         ------------     -----------

          Total liabilities and shareholders' equity                     $     46,826          44,985
                                                                         ------------     -----------
                                                                         ------------     -----------

See accompanying notes to financial statements

                          TAITRON COMPONENTS INCORPORATED

                               Statements of Earnings
                  (Dollars in thousands, except per share amounts)

                                                THREE MONTHS ENDED MARCH 31,
                                             -------------------------------
                                                  1998                1997
                                             -------------     -------------
                                                   (Unaudited)
Net sales                                    $       8,574     $       8,016

Cost of goods sold                                   6,074             5,571
                                             -------------     -------------
Gross profit                                         2,500             2,445

Selling, general and administrative expenses         1,364             1,190
                                             -------------     -------------
     Operating earnings                              1,136             1,255

Interest expense, net                                  290               237
Other expense (income), net                              8                 1
                                             -------------     -------------
     Earnings before income taxes                      838             1,017

Income tax expense                                     335               408
                                             -------------     -------------
     Net earnings                             $        503      $        609
                                             -------------     -------------
Earnings Per Share:
     Basic                                    $        .08      $        .09
                                             -------------     -------------
     Diluted                                  $        .08      $        .09
                                             -------------     -------------
                                             -------------     -------------

Weighted average common shares outstanding:
     Basic                                       6,366,141         6,867,536
                                             -------------     -------------
     Diluted                                     6,393,702         6,939,087
                                             -------------     -------------
                                             -------------     -------------

See accompanying notes to financial statements

                      TAITRON COMPONENTS INCORPORATED

                     Statements of Shareholders' Equity
                 Three Months Ended March 31, 1998 and 1997
                          (Dollars in Thousands)


(Unaudited)
-----------
                              CLASS A   CLASS B   ADDITIONAL                              TOTAL
                               COMMON    COMMON    PAID-IN    RETAINED  COMPREHENSIVE  SHAREHOLDERS'
                               STOCK     STOCK     CAPITAL    EARNINGS      INCOME        EQUITY
                              -------   -------   ----------  --------  -------------  -------------
Balance at January 1, 1998         $5        $1      $12,997   $11,425          $(57)        $24,371
Repurchase of Class A Common                            (350)                                   (350)
Foreign currency translation                                                 -                -
Net earnings                                                       503                           503
Balance at March 31, 1998          $5        $1      $12,647   $11,928          $(57)        $24,524
                              -------   -------   ----------  --------  -------------  -------------
                              -------   -------   ----------  --------  -------------  -------------

Balance at January 1, 1997         $6        $1      $14,531    $9,575       -               $24,113
Repurchase of Class A Common                            (404)                                   (404)
Net earnings                                                       609                           609
Balance at March 31, 1997          $6        $1      $14,127   $10,184       -               $24,318
                              -------   -------   ----------  --------  -------------  -------------
                              -------   -------   ----------  --------  -------------  -------------

                       Taitron Components Incorporated
                          Statements of Cash Flows
                           (Dollars in thousands)


                                                               THREE MONTHS ENDED MARCH 31
                                                               ---------------------------
                                                                 1998              1997
                                                               -----------     -----------
                                                                        (Unaudited)
Cash flows from operating activities:
     Net earnings                                              $       503     $       609
                                                               -----------     -----------

     Adjustments to reconcile net earnings to net cash used in
      operating activities:
     Depreciation and amortization                                      44              39
     Deferred income taxes                                             (33)
     Changes in:
      Trade accounts receivable                                       (340)           (930)
      Inventory                                                     (1,785)          2,125
      Prepaid expenses and other current assets                        307             160
      Other assets                                                      (7)              1
      Trade accounts payable                                         2,387          (1,047)
      Accrued liabilities                                              (85)           (102)
      Income taxes payable                                             361             370
                                                               -----------     -----------
          Total adjustments                                            849             616
                                                               -----------     -----------
          Net cash provided by (used in) operating activities        1,352           1,225
                                                               -----------     -----------
Cash flows from investing activities  - acquisitions of
  property and equipment                                              (238)            (12)
                                                               -----------     -----------
Cash flows from financing activities:
     Net borrowings (repayments) of notes payable                     (850)           (900)
     Repurchase of Class A Common Stock                               (349)           (452)
     Payments on long-term debt                                         (5)             (3)
                                                               -----------     -----------
          Net cash provided by (used in) financing activities       (1,204)         (1,355)
                                                               -----------     -----------
          Net increase (decrease) in cash and cash equivalents         (90)           (142)

Cash and cash equivalents, beginning of period                         163             300
                                                               -----------     -----------
Cash and cash equivalents, end of period                       $        73     $       158
                                                               -----------     -----------
                                                               -----------     -----------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $       217     $       179
                                                               -----------     -----------
                                                               -----------     -----------

     Cash paid for income taxes                                $         8     $    -
                                                               -----------     -----------
                                                               -----------     -----------



See accompanying notes to financial statements

                          TAITRON COMPONENTS INCORPORATED

                           Notes to Financial Statements

    (All amounts are unaudited except the balance sheet as of December 31, 1997)


(1)  BASIS OF PRESENTATION

     The financial information furnished herein is unaudited, but, in the opinion of the management of Taitron Components Incorporated, includes all adjustments (all of which are normal, recurring adjustments) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 1998 and 1997 aggregated $285,000 and $219,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts at March 31, 1998 and December 31, 1997 aggregated $160,000 and $135,000, respectively.

     INVENTORY

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,400,000 and $1,291,000 at March 31, 1998 and December 31, 1997, respectively.

(2)  NET EARNINGS PER SHARE

     On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces the presentation of fully diluted earnings per share with diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that then were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. Earnings per share for the period ended March 31, 1998 have been restated to comply with SFAS No. 128.

(3)  SHAREHOLDERS' EQUITY

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

(5)  BORROWINGS

     Long-term debt consists of the following:

                                                                   MARCH 31,      DECEMBER 31,
                                                                   ---------      ------------
                                                                     1998            1997
                                                                     ----            ----
Second trust deed loan payable, bearing interest at 6.359%, due
  December 1, 2013                                                $    470,000    $    494,000
Revolving line of credit, maximum of $16 million,
  expires June, 2000                                                12,100,000      12,950,000
8% convertible subordinated debentures, due May 18, 2001             3,000,000       3,000,000
                                                                 -------------   -------------
                                                                    15,570,000      16,444,000
Less current portion                                                12,118,000      12,969,000
                                                                 -------------   -------------
                                                                  $  3,452,000    $  3,475,000
                                                                 -------------   -------------
                                                                 -------------   -------------

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

Both the old and new revolving lines of credit contain security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (8.5% at March 31, 1998 and 1997) or at the option of the Company, at LIBOR plus 1.35 % after May 6, 1997 and 1.5% prior to that date.

(6)  COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no impact on the Company's balance sheets, statements of earnings or statements of cash flows for the three months ended March 31, 1998 and 1997 as there were no reportable transactions in these periods.

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


                                              THREE MONTH PERIOD ENDED
                                                      MARCH 31,
                                              -------------------------
( Dollars in thousands)                          1998           1997
 ---------------------                        ----------     ----------
Net sales                                     $    8,574          8,016

Cost of goods sold                                 6,074          5,571

Gross profit                                       2,500          2,445
     % of net sales                                29.2%          30.5%

Selling, general and administrative expenses       1,364          1,190
     % of net sales                                15.9%          14.8%

Operating earnings                                 1,136          1,255
     % of net sales                                15.9%          15.7%

Interest expense, net                                290            237
     % of net sales                                 3.4%           3.0%

Net earnings                                         503            609
     % of net sales                                 5.9%           7.6%


THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997

     Net sales for the three months ended March 31, 1998 were $8,574,000, compared with net sales for the three months ended March 31, 1997 of $8,016,000, an increase of $558,000 or 7.0%. This sales increase was attributable to an increase in the volume of units sold and partially offset by per unit price reductions on domestic sales and an increase of $66,000 in sales returns and allowances. Export sales also increased by $400,000 over the three months ended March 31, 1997. For the three months ended March 31, 1998, the average unit selling price was approximately 16.3% less than for the three months ended March 31, 1997. This decrease is a result of market pressure on selling prices and the beginning of selling passive components in the second quarter of 1997. Passive components have a lower unit selling price than other products sold by the Company.

     Cost of goods sold increased by $503,000 to $6,074,000 for the three month period ended March 31, 1998, an increase of 9.0% from the three month period ended March 31, 1997. Cost of goods sold increased principally as a result of the increase in the number of units sold. Gross profits increased by $55,000 to $2,500,000 for the three months ended March 31, 1998 from $2,445,000 for the same period in 1997. Cost of goods sold as a percentage of net sales was 70.9% in the first three months of 1998, an increase from 69.5% in the first three months of 1997.

     Selling, general and administrative expenses increased by $174,000 or 14.6% for the three months ended March 31, 1998 compared to the same period of 1997. These costs, as a percentage of net sales, increased to 15.9% for the three months ended March 31, 1998 from 14.8% for the three months ended March 31, 1997. The increase was attributable to increased payroll costs principally as a result of the geographic expansion of the Company's direct sales force and the addition of sales support staff.

     Operating earnings decreased by $119,000 or 9.5% between the three month period ended March 31, 1998 and 1997, and decreased as a percentage of net sales to 13.3% from 15.7%. Operating earnings decreased principally as a result of increased cost of sales and increases in selling, general and administrative expenses described above.

     Interest expense, net of interest income for the three months ended March 31, 1998 increased $52,000 compared to the three months ended March 31, 1997. This increase is due to increased borrowings made to purchase inventory, the Oracle Applications System and to repurchase shares of the Company's Class A Common Stock.

     Income taxes were $335,000 in the three months ended March 31, 1998, representing an effective tax rate of 40.0%, compared to $408,000 for the same period in 1997, an effective tax rate of 40.1%.

     The Company had net earnings of $503,000 for the three months ended March 31, 1998 as compared with net earnings of $609,000 for the three months ended March 31, 1997, a decrease of $106,000 or 17.4% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 5.9% from 7.6%.

SUPPLY AND DEMAND ISSUES

     Beginning in 1996 and continuing through the three months ended March 31, 1998 the supply of most products distributed by the Company has been more than sufficient to meet customers demand for these products. The weak demand left suppliers with large amounts of uncommitted products. During the last several years the Company has taken advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins. The Company's competitive edge is its ability to fill customer orders immediately from stock held in inventory. Thus, management has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on the Company's earnings.

     Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that a recovery in the discrete semiconductor market will take place. Also, if prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially adversely affected. See "-Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 1998 and 1997 were as follows:


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                    1998         1997
                                                 ----------   ----------
                                                       (In thousands)
           Operating activities..............    $    1,352   $   1,225
           Investing activities..............          (238)        (12)
           Financing activities..............        (1,204)     (1,355)


     In positioning itself as a "Discrete Components Superstore", the Company has been required to significantly increase its inventory levels over the past several years. The Company expects that inventory levels may increase as the Company adds new lines of product, such as passive components, and new suppliers.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. The Company wishes to caution readers that all forward looking statements are necessarily speculative and do not place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact the Company's future results are set forth in detail in the Company's most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Cautionary Statements and Risk Factors."

PART II. OTHER INFORMATION

Item      6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        27 Financial Data Schedule


(b)  Reports on Form 8-K:

     None

SIGNATURES



          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        TAITRON COMPONENTS INCORPORATED




Date:     May 11, 1998                            By:       /s/ David M. Batt
                                                     --------------------------
                                                  David M. Batt
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)
                                                  (Chief Accounting Officer)