Form 10-Q
period 1998-06-30
TAITRON COMPONENTS INC
filed 1998-08-13
CIK 942126

            U. S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Class A Common Stock, $.001 par value, 5,462,696 shares outstanding as of July 15, 1998
    Class B Common Stock, $.001 par value, 762,612 shares outstanding as of July 15, 1998

                               TABLE OF CONTENTS

ITEM                                                                     PAGE NO.
-----                                                                    --------
PART I.    FINANCIAL INFORMATION                                               3

Item 1.    Financial Statements                                                3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9


PART II.   OTHER INFORMATION                                                  13

Item 6.                                                                       13

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                                Balance Sheets
                            (Dollars in Thousands)

          ASSETS                                                       June 30,       December 31,
                                                                         1998            1997
                                                                       ----------     ------------
                                                                      (Unaudited)

Current assets:
     Cash and cash equivalents                                          $    141            163
     Trade accounts receivable, net                                        4,700          5,398
     Inventory                                                            37,940         35,757
     Prepaid expenses                                                        155            169
     Other current assets                                                    232            436
                                                                         -------        -------
          Total current assets                                            43,168         41,923

Property and equipment, net                                                2,795          2,309
Deferred income taxes                                                        716            716
Other assets                                                                  35             37
                                                                         -------        -------

          Total assets                                                 $  46,714         44,985
                                                                         -------        -------
                                                                         -------        -------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                                    14,619         12,969
     Trade accounts payable                                                3,347          3,235
     Accrued liabilities                                                     632            935
                                                                         -------        -------
          Total current liabilities                                       18,598         17,139
                                                                         -------        -------

Long-term debt, less current portion                                       3,465          3,475
                                                                         -------        -------

Shareholders' equity:
     Preferred stock, $.001 par value.  Authorized 5,000,000
          shares; none issued or outstanding                                  --             --
     Class A common stock, $.001 par value.  Authorized
          20,000,000 shares; issued and outstanding
          6,318,374 shares                                                     5              5
     Class B common stock, $.001 par value.  Authorized,
          issued and outstanding 762,612 shares                                1              1
     Additional paid-in capital                                           12,358         12,997
     Foreign currency translation adjustment                                 (69)           (57)
     Retained earnings                                                    12,356         11,425
                                                                         -------        -------

          Total shareholders' equity                                      24,651         24,371
                                                                         -------        -------

          Total liabilities and shareholders' equity                   $  46,714         44,985
                                                                         -------        -------
                                                                         -------        -------

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                            Statements of Earnings
               (Dollars in thousands, except per share amounts)

                                                         Three months ended June 30,      Six months ended June 30,
                                                            1998           1997           1998           1997
                                                                (Unaudited)                  (Unaudited)
Net sales                                                $  7,646       $  8,502      $  16,219      $  16,518

Cost of goods sold                                          5,392          5,983         11,465         11,554
                                                         --------       --------      ---------      ---------

Gross profit                                                2,254          2,519          4,754          4,964

Selling, general and administrative expenses                1,213          1,337          2,577          2,527

                                                         --------       --------      ---------      ---------

     Operating earnings                                     1,041          1,182          2,177          2,437

Interest expense, net                                         318            219            608            456
Other expense (income), net                                     7           (10)             15             (9)
                                                         --------       --------      ---------      ---------

     Earnings before income taxes                             716            973          1,554          1,990

Income tax expense                                            288            392            623            800
                                                         --------       --------      ---------      ---------
     Net earnings                                        $    428       $    581      $     931      $   1,190
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Basic earnings per share                                 $    .07       $    .09      $     .15      $     .18
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Diluted earnings per share                               $    .07       $    .09      $     .15      $     .18
                                                         --------       --------      ---------      ---------
                                                         --------       --------      ---------      ---------

Basic weighted average shares outstanding               6,244,000      6,670,000      6,244,000      6,670,000
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

Diluted weighted average shares outstanding             6,290,000      6,752,000      6,290,000      6,752,000
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED
                      Statements of Shareholders' Equity
                    Six Months Ended June 30, 1998 and 1997
                            (Dollars in Thousands)

(Unaudited)
                                        Class A          Class B     Additional                      Foreign       Total
                                         Common          Common       Paid-in      Retained         Currency    Shareholders'
                                          Stock          Stock        Capital       Earnings        Translation     Equity
                                        --------         --------    ---------     ----------       -----------  ------------
Balance at January 1, 1998                   $5             $1        $12,997        $11,425          $(57)        $24,371
Repurchase of Class A Common                                             (350)                                        (350)
Foreign currency translation                                                                             -               -
Net earnings                                                                             503                           503
                                          -----          -----        -------        -------          ----         -------
Balance at March 31, 1998                    $5             $1        $12,647        $11,928          $(57)        $24,524
Options exercised                                                          12                                           12
Repurchase of Class A Common                                             (301)                                        (301)
Comprehensive income                                                                                   (12)            (12)
Net earnings                                                                             428                           428
                                          -----          -----        -------        -------          ----         -------
Balance at June 30, 1998                     $5             $1        $12,358        $12,356          $(69)        $24,651
                                          -----          -----        -------        -------          ----         -------
                                          -----          -----        -------        -------          ----         -------



Balance at January 1, 1997                   $6             $1        $14,531         $9,575             -         $24,113
Repurchase of Class A Common                                             (404)                                        (404)
Net earnings                                                                             609                           609
                                          -----          -----        -------        -------          ----         -------
Balance at March 31, 1997                    $6             $1        $14,127        $10,184             -         $24,318
Repurchase of Class A Common                                             (622)                                        (622)
Net earnings                                                                             581                           581
                                          -----          -----        -------        -------          ----         -------
Balance at June 30, 1997                     $6             $1        $13,505        $10,765             -         $24,277
                                          -----          -----        -------        -------          ----         -------
                                          -----          -----        -------        -------          ----         -------

                        Taitron Components Incorporated
                           Statements of Cash Flows
                            (Dollars in thousands)

                                                                       Six months ended June 30,
                                                                      ----------------------------
                                                                           1998          1997
                                                                      -------------    -----------
                                                                              (Unaudited)

Cash flows from operating activities:
     Net earnings                                                         $  931       $  1,190

     Adjustments to reconcile net earnings to net cash used in operating activities:

     Depreciation and amortization                                            91            108
     Changes in:
          Trade accounts receivable                                          698         (1,568)
          Inventory                                                       (2,183)          1,647
          Prepaid expenses and other current assets                          218             55
          Other assets                                                         2            (20)
          Trade accounts payable                                             112          1,233
          Accrued liabilities                                               (303)           (52)
          Income taxes payable                                                 -             12
                                                                         -------         ------
               Total adjustments                                          (1,365)         1,415
                                                                         -------         ------

               Net cash provided by (used in) operating activities          (434)         2,605
                                                                         -------         ------

Cash flows from investing activities  - acquisitions of property
      and equipment                                                         (577)          (354)
                                                                         -------         ------

Cash flows from financing activities:
     Net borrowings (repayments) of notes payable                          1,650         (1,350)
     Repurchase of Class A Common Stock                                     (651)        (1,026)
     Exercise of stock options                                                12              -
     Change in foreign currency translation                                  (12)             -
     Payments on long-term debt                                              (10)            (8)
                                                                         -------         ------

               Net cash provided by (used in) financing activities           989         (2,384)
                                                                         -------         ------

               Net increase (decrease) in cash and cash equivalents          (22)          (133)

Cash and cash equivalents, beginning of period                               163            300
                                                                         -------         ------

Cash and cash equivalents, end of period                                  $  141         $  167
                                                                         -------         ------
                                                                         -------         ------

Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $  667         $  517
                                                                         -------         ------
                                                                         -------         ------

     Cash paid for income taxes                                           $  522         $  750
                                                                         -------         ------
                                                                         -------         ------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   REVENUE RECOGNITION

   Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 1998 and 1997 aggregated $220,000 and $282,000, respectively and for the six months ended June 30, 1998 and 1997 aggregated $505,000 and $501,000, respectively.

   ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

   The allowance for sales returns and doubtful accounts at June 30, 1998 and December 31, 1997 aggregated $150,000 and $135,000, respectively.

   INVENTORY

   Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,485,000 and $1,291,000 at June 30, 1998 and December 31, 1997, respectively.

(3)  NET EARNINGS PER SHARE

   On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces the presentation of fully diluted earnings per share with diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that then were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings of the Company. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. Earnings per share for the three months and the six months ended June 30, 1998 and 1997 have been restated to comply with SFAS No. 128.

(4)  SHAREHOLDERS' EQUITY

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

(5)  BORROWINGS

   Long-term debt consists of the following:

                                                                     June 30,     December 31,
                                                                       1998           1997
                                                                       ----           ----
   Second trust deed loan payable, bearing interest at 6.359%,
    due December 1, 2013                                           $    484,000   $    494,000
   Revolving line of credit, maximum of $16 million,
    expires June, 2000                                               14,600,000     12,950,000
   8% convertible subordinated debentures, due May 18, 2001           3,000,000      3,000,000
                                                                   ------------  -------------
                                                                     18,084,000     16,444,000
   Less current portion                                              14,619,000     12,969,000
                                                                   ------------  -------------
                                                                   $  3,465,000   $  3,475,000
                                                                   ------------  -------------
                                                                   ------------  -------------

    On May 6, 1997, the Company replaced its $15 million revolving line of credit with a new revolving line of credit facility which provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes, which matures on June 2, 2000. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.

   Both the old and new revolving lines of credit contain security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (8.5% at June 30, 1998 and 1997) or at the option of the Company, at LIBOR plus 1.35 % after May 6, 1997 and 1.5% prior to that date.

(6)  COMPREHENSIVE INCOME

   On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's balance sheets, statements of earnings or statements of cash flows for the three months or the six months ended June 30, 1998 and 1997.

(7)  CONTINGENT LIABILITY

   In April, 1998 the Company was notified by the Internal Revenue Service
   (IRS) that they are conducting an audit of the Company concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax is imposed on imported products containing or manufactured with certain chemicals. The Company believes that most of the products it imports do not contain and are not manufactured with ozone depleting chemicals. However, the Company must prove this to the satisfaction of the IRS. The Company is in the process of obtaining the necessary information from its suppliers.
   If the Company is unable to prove to the IRS that its products are free of ozone depleting chemicals, the liability may be substantial and no provision has been made in the accompanying financial statements for this tax.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices and beginning in 1997 passive components to other electronic distributors, original equipment manufacturers and to contract manufacturers who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                        Three Month Period Ended         Six Month Period Ended
                                                                  June 30,                        June 30,
                                                        --------------------------    ---------------------------
(Dollars in thousands)                                      1998           1997           1998           1997
----------------------                                      ----           ----           ----           ----

Net sales                                                $  7,646       $  8,502      $  16,219      $  16,518

Cost of goods sold                                          5,392          5,983         11,465         11,554

Gross profit                                                2,254          2,519          4,754          4,964
     % of net sales                                          29.5%          29.6%          29.3%          30.1%

Selling, general and administrative expenses                1,213          1,337          2,577          2,527
     % of net sales                                          15.8%          15.7%          15.9%          15.3%

Operating earnings                                          1,041          1,182          2,177          2,437
     % of net sales                                          13.6%          13.9%          13.4%          14.8%

Interest expense, net                                         318            219            608            456
     % of net sales                                           4.2%           2.6%           3.8%           2.8%

Net earnings                                               $  428         $  581         $  931       $  1,190
     % of net sales                                           5.6%           6.8%           5.7%           7.2%

THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1997

    Net sales for the three months ended June 30, 1998 were $7,646,000, compared with net sales for the three months ended June 30, 1997 of $8,502,000, a decrease of $856,000 or 10.1%. This sales decrease was attributable to a decrease in the per unit price on domestic sales, partially offset by an increase in the volume of units sold to new and existing customers and a
reduction in sales returns and allowances.   Export sales also decreased by
$196,000 over the three months ended June 30, 1997.   For the three months
ended June 30, 1998, the average unit selling price was approximately 13.3% less than for the three months ended June 30, 1997. The Company believes the decrease in the per unit price is a result of industry wide market pressure on selling prices resulting principally from the Asian economic crises.

    Cost of goods sold decreased by $591,000 to $5,392,000 for the three month period ended June 30, 1998, a decrease of 9.9% from the three month period ended June 30, 1997. Cost of goods sold decreased principally as a result of lower per unit costs, partially offset by an increase in the number of units sold. Gross profits decreased by $265,000 to $2,254,000 for the three months ended June 30, 1998 from $2,519,000 for the same period in 1997. Gross profit as a percentage of net sales was 29.5% for the three months ended June 30, 1998, a decrease from 29.6% for the same period in 1997.

     The Company is currently undergoing an audit by the IRS concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax may be imposed on products imported by the Company to the extent that products that it imports contain or are manufactured with such chemicals. Should the Company not be successful in proving to the IRS that the products it imports do not contain ozone depleting chemicals, cost of goods sold may increase causing both gross profit and net earnings to decrease. See Note 7 to the financial statements for further description.

    Selling, general and administrative expenses decreased by $124,000 or 9.3% for the three months ended June 30, 1998 compared to the same period of 1997. The decrease was attributable to decreased commissions paid to outside representative firms and advertising expenses offset by increased payroll costs principally as a result of the geographic expansion of the Company's direct sales force. These costs, as a percentage of net sales, increased to 15.8% for the three months ended June 30, 1998 from 15.7% for the three months ended June 30, 1997.

    Operating earnings decreased by $141,000 or 11.9% between the three month period ended June 30, 1998 and 1997, and decreased as a percentage of net sales to 13.6% from 13.9%. Operating earnings decreased principally as a result of the lower per unit sales prices discussed above.

    Interest expense, net of interest income for the three months ended June 30, 1998 increased $100,000 compared to the three months ended June 30, 1997. This increase is due to increased borrowings made to purchase inventory, to implement the Oracle Applications System and to repurchase shares of the Company's Class A Common Stock.

    Income taxes were $288,000 in the three months ended June 30, 1998, representing an effective tax rate of 40.2%, compared to $392,000 for the same period in 1997, an effective tax rate of 40.3%.

    The Company had net earnings of $428,000 for the three months ended June 30, 1998 as compared with net earnings of $581,000 for the three months ended June 30, 1997, a decrease of $153,000 or 26.4% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 5.6% from 6.8%.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1997

    Net sales for the six months ended June 30, 1998 were $16,219,000, compared with the six months ended June 30, 1997 of $16,518,000, a decrease of $299,000 or 1.8%. This sales decrease was attributable to a decrease in the per unit price on domestic sales partially offset by an increase in the volume of units sold. Export sales increased by $352,000 over the six months ended June 30,
1997.   For the three months ended June 30, 1998, the average unit selling price was approximately 15.2% less than for the six months ended June 30, 1997. The Company believes the decrease in the per unit price is a result of industry wide market pressure on selling prices resulting principally from the Asian economic crises.

      Cost of goods sold decreased by $89,000 to $11,466,000 for the six months ended June 30, 1998, a decrease of .8% from the six month period ended June 30, 1997. Gross profits decreased by $210,000 to $4,754,000 for the six months ended June 30, 1998 from $4,964,000 for the same period in 1997 and decreased as a percentage of net sales to 29.3% from 30.1%.

    The Company is currently undergoing an audit by the IRS concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax may be imposed on products imported by the Company to the extent that products that it imports contain or are manufactured with such chemicals. Should the Company not be successful in proving to the IRS that the products it imports do not contain ozone depleting chemicals, cost of goods sold may increase causing both gross profit and net earnings to decrease. See Note 7 to the financial statements for further description.

      Selling, general and administrative expenses increased by $50,000 or 2.0% for the six months ended June 30, 1998 compared to the same period of 1997. These costs, as a percentage of net sales, were 15.9% for the six months ended June 30, 1998 and 15.3% for the six months ended June 30, 1997. The increase in selling, general and administrative expenses was principally a result of increased expenses associated with geographically expanding its sales force, partially offset by lower commissions and advertising expenses.

        Earnings from operations decreased by $260,000 or 10.7% for the period ended June 30, 1998 compared to the same period of 1997 and decreased as a percentage of net sales to 13.4% from 14.8% due principally to lower margins as a result of lower gross selling prices of the Company's products.

              Interest expense, net of interest income, for the six months ended June 30, 1998 increased $152,000 compared to the six months ended June 30, 1997. This increase is due to increased borrowings made to purchase inventory, to implement the Oracle Applications System and to repurchase shares of the Company's Class A Common Stock.

        Income taxes were $623,000 for the six months ended June 30, 1998, representing an effective tax rate of 40.1% compared to $800,000 for the six months ended June 30, 1997, an effective tax rate of 40.2%.

       The Company had net earnings of $931,000 for the six months ended June 30, 1998 compared to net earnings of $1,190,000 for the same period in 1997, a decrease of $259,000 or 21.8% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 5.7% for the six months ended June 30, 1998 compared to 7.2% for the same period in 1997.

SUPPLY AND DEMAND ISSUES

     Beginning in 1996 and continuing through June 30, 1998 the supply of most products distributed by the Company has been more than sufficient to meet customers demand for these products. The weak demand left suppliers with large amounts of uncommitted production capacity. During the last several years the Company has taken advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins. The Company's competitive edge is its ability to fill customer orders immediately from stock held in inventory. Thus, management believes it has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, and management deems such action prudent the Company may reduce inventory levels in order to avoid an unwarranted financial burden on the Company's earnings.

     Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that a recovery in the discrete semiconductor market will take place. Also, if prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially adversely affected. See "Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 1998 and 1997 were as follows:

                                                             Six months ended June 30,
                                                             -------------------------
                                                                 1998          1997
                                                                 ----          ----
                                                                 (In thousands)
Operating activities..........................................$  (434)      $  2,605
Investing activities..........................................   (577)          (354)
Financing activities..........................................    989         (2,384)

     In positioning itself as a "Discrete Components Superstore", the Company has been required to significantly increase its inventory levels over the past several years. Inventory levels may increase as the Company adds new lines of product, such as passive components, and new suppliers such as Siliconix. The use of cash in operating activities is principally a result of increasing inventory levels.

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

     The use of cash in investing activities is principally a result of implementing Oracle Applications Software and purchasing of computer equipment.

        In May 1997, the Company replaced its $15 million revolving line of credit that had been in place since March 1996. The new revolving line of credit provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both facilities mature on June 2, 2000. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. The increase in cash provided by financing activities is the result of additional bank borrowings.

      The Company believes that funds generated from operations and the amended bank revolving lines of credit will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," "Plans," or similar expressions. The Company wishes to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors that could cause the forward looking statements to be inaccurate and could otherwise impact the Company's future results are set forth in detail in the Company's most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Cautionary Statements and Risk Factors."

PART II. OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K
(a)  Exhibits:
      10.2  Taitron Components Incorporated 1995 Stock Incentive Plan, As
            Amended
      27    Financial Data Schedule

(b)  Reports on Form 8-K:

        None

SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        TAITRON COMPONENTS INCORPORATED




Date:     August 12, 1998                    By:  /s/ David M. Batt
                                                ---------------------------
                                             David M. Batt
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Chief Accounting Officer)