Form 10-Q
period 1998-09-30
TAITRON COMPONENTS INC
filed 1998-11-12
CIK 942126

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

Class A Common Stock, $.001 par value, 5,421,596 shares outstanding as of October 23, 1998

Class B Common Stock, $.001 par value, 762,612 shares outstanding as of October 23, 1998

                                 TABLE OF CONTENTS

ITEM                                                      PAGE NO.
----                                                      --------
PART I.     FINANCIAL INFORMATION                             3

Item 1.     Financial Statements                              3

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                        9

PART II.    OTHER INFORMATION                                 14

Item 6.                                                       14

PART I. FINANCIAL INFORMATION

    Item 1. Financial Statements

                      TAITRON COMPONENTS INCORPORATED

                                Balance Sheets
                            (Dollars in Thousands)

                                                 SEPTEMBER 30,    DECEMBER 31,
                 ASSETS                              1998            1997
                                                 -------------    ------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                         $     63            163
  Trade accounts receivable, net                       5,958          5,398
  Inventory                                           34,931         35,757
  Prepaid expenses                                       120            169
  Other current assets                                    85            436
                                                    ---------      ---------
      Total current assets                            41,157         41,923

Property and equipment, net                            2,965          2,309
Deferred income taxes                                    716            716
Other assets                                             181             37
                                                    ---------      ---------

      Total assets                                  $ 45,019         44,985
                                                    ---------      ---------
                                                    ---------      ---------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   13,719         12,969
  Trade accounts payable                               2,329          3,235
  Accrued liabilities                                    592            935
                                                    ---------      ---------
      Total current liabilities                       16,640         17,139
                                                    ---------      ---------

Long-term debt, less current portion                   3,460          3,475
                                                    ---------      ---------

Shareholders' equity:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares; none issued or
   outstanding                                            --             --
  Class A common stock, $.001 par value.
   Authorized 20,000,000 shares; 5,423,162 and
   5,685,062 shares issued and outstanding at
   September 30, 1998 and December 31, 1997,
   respectively                                            5              5
  Class B common stock, $.001 par value.
   Authorized, issued and outstanding 762,612
   shares at September 30, 1998 and December 31,
   1997, respectively                                      1              1
  Additional paid-in capital                          12,284         12,997
  Foreign currency translation adjustment                (74)           (57)
  Retained earnings                                   12,703         11,425
                                                    ---------      ---------

      Total shareholders' equity                      24,919         24,371
                                                    ---------      ---------

      Total liabilities and shareholders'
       equity                                       $ 45,019         44,985
                                                    ---------      ---------
                                                    ---------      ---------

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                             Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                                    Three months ended              Nine months ended
                                                      September 30,                    September 30,
                                                 1998             1997               1998            1997
                                                       (Unaudited)                       (Unaudited)

Net sales                                     $     7,789       $     8,675      $    24,008     $    25,193

Cost of goods sold                                  5,522             6,343           16,988          17,898
                                              ------------      ------------     ------------    ------------
Gross profit                                        2,267             2,332            7,020           7,295


Selling, general and administrative
 expenses                                           1,347             1,639            3,924           4,166
                                              ------------      ------------     ------------    ------------

      Operating earnings                              920               693            3,096           3,129

Interest expense, net                                 324               223              932             679
Other expense (income), net                             9                 6               24              (4)
                                              ------------      ------------     ------------    ------------

      Earnings before income taxes                    587               464            2,140           2,454

Income tax expense                                    239               187              862             987
                                              ------------      ------------     ------------    ------------

      Net earnings                            $       348       $       277      $     1,278     $     1,467
                                              ------------      ------------     ------------    ------------
                                              ------------      ------------     ------------    ------------

Basic earnings per share                      $       .06       $       .04      $       .21     $       .22
                                              ------------      ------------     ------------    ------------
                                              ------------      ------------     ------------    ------------

Diluted earnings per share                    $       .06       $       .04      $       .21     $       .22
                                              ------------      ------------     ------------    ------------
                                              ------------      ------------     ------------    ------------

Basic weighted average shares
 outstanding                                    6,202,000         6,533,000        6,202,000       6,533,000
                                              ------------      ------------     ------------    ------------
                                              ------------      ------------     ------------    ------------

Diluted weighted average shares
 outstanding                                    6,202,000         6,639,000        6,229,000       6,617,000
                                              ------------      ------------     ------------    ------------
                                              ------------      ------------     ------------    ------------

See accompanying notes to financial statements

                        TAITRON COMPONENTS INCORPORATED

                       Statements of Shareholders' Equity
                  Nine Months Ended September 30, 1998 and 1997
                            (Dollars in Thousands)

     (Unaudited)
                                    CLASS A     CLASS B   ADDITIONAL                   FOREIGN          TOTAL
                                     COMMON      COMMON     PAID-IN     RETAINED       CURRENCY     SHAREHOLDERS'
                                     STOCK       STOCK      CAPITAL     EARNINGS     TRANSLATION        EQUITY
                                    -------     -------   ----------    --------     -----------    -------------
Balance at January 1, 1998             $5          $1       $12,997      $11,425        $(57)           $24,371
Repurchase of Class A Common                                   (350)                                       (350)
Foreign currency translation                                                             -                  -
Net earnings                                                                 503                            503
                                    -------     -------   ----------    --------     -----------    -------------
Balance at March 31, 1998              $5          $1       $12,647      $11,928        $(57)           $24,524
Options exercised                                                12                                          12
Repurchase of Class A Common                                   (301)                                       (301)
Comprehensive income                                                                     (12)               (12)
Net earnings                                                                 428                            428
                                    -------     -------   ----------    --------     -----------    -------------
Balance at June 30, 1998               $5          $1       $12,358      $12,356        $(69)           $24,651
Repurchase of Class A Common                                    (74)                                        (74)
Comprehensive income                                                                      (5)                (5)
Net earnings                                                                 347                            347
                                    -------     -------   ----------    --------     -----------    -------------
Balance at September 30, 1998          $5          $1       $12,284      $12,703        $(74)           $24,919
                                    -------     -------   ----------    --------     -----------    -------------
                                    -------     -------   ----------    --------     -----------    -------------

Balance at January 1, 1997             $6          $1       $14,531       $9,575         -              $24,113
Repurchase of Class A Common                                   (404)                                       (404)
Net earnings                                                                 609                            609
                                    -------     -------   ----------    --------     -----------    -------------
Balance at March 31, 1997              $6          $1       $14,127      $10,184         -              $24,318
Repurchase of Class A Common                                   (622)                                       (622)
Net earnings                                                                 581                            581
                                    -------     -------   ----------    --------     -----------    -------------
Balance at June 30, 1997               $6          $1       $13,505      $10,765         -              $24,277
Repurchase of Class A Common                                   (245)                                       (245)
Net earnings                                                                 277                            277
                                    -------     -------   ----------    --------     -----------    -------------
Balance at September 30, 1997          $6          $1       $13,260      $11,042         -              $24,309
                                    -------     -------   ----------    --------     -----------    -------------
                                    -------     -------   ----------    --------     -----------    -------------

                       Taitron Components Incorporated
                          Statements of Cash Flows
                            (Dollars in thousands)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ---------------------------------
                                                                     1998                1997
                                                                 ------------         ------------
                                                                            (Unaudited)
Cash flows from operating activities:
  Net earnings                                                    $    1,277          $    1,467
                                                                 ------------         ------------

  Adjustments to reconcile net earnings to net cash
   used in operating activities:
  Depreciation and amortization                                          190                 128
  Deferred income taxes                                                                     (136)
  Changes in:
    Trade accounts receivable                                           (560)             (1,783)
    Inventory                                                            826                (684)
    Prepaid expenses and other current assets                            400                  56
    Other assets                                                           6                (370)
    Trade accounts payable                                              (906)              2,253
    Accrued liabilities                                                 (358)               (168)
    Income taxes payable                                                  15                  (7)
                                                                 ------------         ------------

          Total adjustments                                             (387)               (711)
                                                                 ------------         ------------

          Net cash provided by (used in) operating
           activities                                                    890                 756
                                                                 ------------         ------------

Cash flows from investing activities - acquisitions of
 property and equipment                                                 (846)               (142)
                                                                 ------------         ------------

Cash flows from financing activities:
  Net borrowings of notes payable                                        750                 450
  Repurchase of Class A Common Stock                                    (725)             (1,271)
  Investment in Joint Venture                                           (150)
  Exercise of stock options                                               12                   -
  Change in foreign currency translation                                 (17)                  -
  Payments on long-term debt                                             (14)                (14)
                                                                 ------------         ------------

          Net cash provided by (used in) financing
           activities                                                   (144)               (835)
                                                                 ------------         ------------

          Net increase (decrease) in cash and cash
           equivalents                                                  (100)               (221)

Cash and cash equivalents, beginning of period                           163                 300
                                                                 ------------         ------------


Cash and cash equivalents, end of period                          $       63          $       79
                                                                 ------------         ------------
                                                                 ------------         ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $      947          $      759
                                                                 ------------         ------------
                                                                 ------------         ------------

  Cash paid for income taxes                                      $      812          $    1,180
                                                                 ------------         ------------
                                                                 ------------         ------------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 1998 and 1997 aggregated $258,000 and $255,000, respectively and for the nine months ended September 30, 1998 and 1997 aggregated $763,000 and $756,000, respectively.

ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

    The allowance for sales returns and doubtful accounts at September 30, 1998 and December 31, 1997 aggregated $165,000 and $135,000, respectively.

INVENTORY

    Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,438,000 and $1,291,000 at September 30, 1998 and December 31, 1997, respectively.

(3)  NET EARNINGS PER SHARE

    On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" which replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces the presentation of fully diluted earnings per share with diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options, warrants, convertible subordinated debentures or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15. Earnings per share for the three months and the nine months ended September 30, 1998 and 1997 have been restated to comply with SFAS No. 128.

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

(5)  BORROWINGS

   Long-term debt consists of the following:

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------     -------------
Second trust deed loan payable, bearing interest
  at 6.359%, due December 1, 2013                                 $    479,000      $    494,000
Revolving line of credit, maximum of $16 million,
  expires June, 2000                                                13,700,000        12,950,000
8% convertible subordinated debentures, due May 18, 2001             3,000,000         3,000,000
                                                                  -------------     -------------
                                                                    17,179,000        16,444,000
Less current portion                                                13,719,000        12,969,000
                                                                  -------------     -------------
                                                                  $  3,460,000      $  3,475,000
                                                                  -------------     -------------
                                                                  -------------     -------------

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

   Both the old and new revolving lines of credit contain security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (8.25% at September 30, 1998 and 8.5% at September 30,
1997) or at the option of the Company, at LIBOR plus 1.35 % after May 6, 1997 and 1.5% prior to that date.

(6)  COMPREHENSIVE INCOME

      On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's balance sheets, statements of earnings or statements of cash flows for the three months or the nine months ended September 30, 1998 and 1997.

(7)  CONTINGENT LIABILITY

   In April, 1998 the Company was notified by the Internal Revenue Service
(IRS) that they are conducting an audit of the Company concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax is imposed on imported products containing or manufactured with certain chemicals. The Company believes that most of the products it imports do not contain and are not manufactured with ozone depleting chemicals. However, the Company must prove this to the satisfaction of the IRS. The Company is in the process of obtaining the necessary information from its suppliers and is confident that it can prove to the satisfaction of the IRS that the products carried by the Company have not been manufactured using ozone depleting chemicals. If the Company is unable to prove to the IRS that its products are free of ozone depleting chemicals, the liability may be substantial and no provision has been made in the accompanying financial statements for this tax.

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

                                     Three Month Period         Nine Month Period
                                           Ended                      Ended
                                       September 30,              September 30,
                                     ------------------      -----------------------
(Dollars in thousands)                 1998       1997          1998          1997
----------------------               -------   --------      ---------      --------
Net sales                            $ 7,789   $  8,675      $  24,008      $ 25,193
Cost of goods sold                     5,522      6,343         16,988        17,898
Gross profit                           2,267      2,332          7,020         7,295
    % of net sales                     29.1%      26.9%          29.2%         29.0%

Selling, general and
 administrative expenses               1,347      1,639          3,924         4,166
    % of net sales                     17.3%      18.9%          16.3%         16.5%

Operating earnings                       920        693          3,096         3,129
    % of net sales                     11.8%       8.0%          12.9%         12.4%

Interest expense, net                    324        223            932           679
    % of net sales                      4.2%       2.6%           3.9%          2.7%

Net earnings                         $   348   $    277      $   1,278      $  1,467
    % of net sales                      4.5%       3.2%           5.3%          5.8%

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net sales for the three months ended September 30, 1998 were $7,789,000, compared with net sales for the three months ended September 30, 1997 of $8,675,000, a decrease of $886,000 or 10.2%. This sales decrease was attributable principally to a decrease in the per unit price on domestic sales. Export sales also decreased by approximately 44.4% over the three
months ended September 30, 1997.   For the three months ended September 30,
1998, the average unit selling price was approximately 6.1% less than for the three months ended September 30, 1997. The Company believes the decrease in the average unit selling price is a result of industry wide oversupply of discrete semiconductors, resulting principally from the Asian economic crises.

     Cost of goods sold decreased by $821,000 to $5,522,000 for the three month period ended September 30, 1998, a decrease of 12.9% from the three month period ended September 30, 1997. Cost of goods sold decreased principally as a result of lower per unit costs. Gross profits decreased by $65,000 to $2,267,000 for the three months ended September 30, 1998 from $2,332,000 for the same period in 1997. Gross profit as a percentage of net sales was 29.1% for the three months ended September 30, 1998, an increase from 26.9% for the same period in 1997.

     The Company is currently undergoing an audit by the IRS concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax may be imposed on products imported by the Company to the extent that products that it imports contain or are manufactured with such chemicals. The Company is in the process of obtaining the necessary information from its suppliers and is confident that it can prove to the satisfaction of the IRS that the products carried by the Company have not been manufactured using ozone depleting chemicals. Should the Company not be successful in proving to the IRS that the products it imports do not contain ozone depleting chemicals its inventory values may increase and cost of goods sold may increase causing both gross profit and net earnings to decrease. See Note 7 to the financial statements for further description.

     Selling, general and administrative expenses decreased by $292,000 or 17.8% for the three months ended September 30, 1998 compared to the same period of 1997. The decrease was attributable principally to the write-off of the computer application software in the third quarter of 1997, by decreased commissions paid to outside representative firms and advertising expenses in the three months ended September 30, 1998, offset by increased payroll costs principally as a result of the geographic expansion of the Company's direct sales force in 1998. These costs, as a percentage of net sales, decreased to 17.3% for the three months ended September 30, 1998 from 18.9% for the three months ended September 30, 1997.

     Operating earnings increased by $227,000 or 32.8% between the three month period ended September 30, 1998 and 1997, and increased as a percentage of net sales to 11.8% from 8.0%. Operating earnings increased principally as a result of the one-time write-off of the computer application software in the third quarter of 1997.

     Interest expense, net of interest income for the three months ended September 30, 1998 increased $101,000 compared to the three months ended September 30, 1997. This increase is due to increased borrowings made to implement the Oracle Applications System, repurchase shares of the Company's Class A Common Stock and due to receivables increasing, offset by a slight decline in effective interest rates.

     Income taxes were $239,000 in the three months ended September 30, 1998, representing an effective tax rate of 40.7%, compared to $187,000 for the same period in 1997, an effective tax rate of 40.3%.

     The Company had net earnings of $348,000 for the three months ended September 30, 1998 as compared with net earnings of $277,000 for the three months ended September 30, 1997, an increase of $71,000 or 25.6% for the reasons discussed above. Net earnings as a percentage of net sales increased to 4.5% from 3.2%.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net sales for the nine months ended September 30, 1998 were $24,008,000, compared with the nine months ended September 30, 1997 of $25,193,000, a decrease of $1,185,000 or 4.7%. This sales decrease was attributable principally to a decrease in the per unit price on domestic sales partially offset by an increase in the volume of units sold. Export sales decreased by
16.5% over the nine months ended September 30, 1997.   For the nine months
ended September 30, 1998, the average unit selling price was approximately 16.2% less than for the nine months ended September 30, 1997. The Company believes the decrease in the average unit selling price is a result of industry wide oversupply of discrete semiconductors, resulting principally from the Asian economic crises.

      Cost of goods sold decreased by $910,000 to $16,988,000 for the nine months ended September 30, 1998, a decrease of 5.1% from the nine month period ended September 30, 1997. Gross profits decreased by $275,000 to $7,020,000 for the nine months ended September 30, 1998 from $7,295,000 for the same period in 1997 and increased as a percentage of net sales to 29.2% from 29.0%.

     The Company is currently undergoing an audit by the IRS concerning excise taxes imposed on chemicals that deplete the ozone layer. This tax may be imposed on products imported by the Company to the extent that products that it imports contain or are manufactured with such chemicals. The Company is in the process of obtaining the necessary information from its suppliers and is confident that it can prove to the satisfaction of the IRS that the products carried by the Company have not been manufactured using ozone depleting chemicals. Should the Company not be successful in proving to the IRS that the products it imports do not contain ozone depleting chemicals its inventory value may increase and cost of goods sold may increase causing both gross profit and net earnings to decrease. See Note 7 to the financial statements for further description.

      Selling, general and administrative expenses decreased by $242,000 or 5.8% for the nine months ended September 30, 1998 compared to the same period of 1997. These costs, as a percentage of net sales, were 16.3% for the nine months ended September 30, 1998 and 16.5% for the nine months ended September 30, 1997. The decrease in selling, general and administrative expenses was principally a result of the one-time write-off of the computer application software in the third quarter of 1997, lower commissions and advertising expenses in the third quarter of 1998, offset by increased payroll costs principally as a result of the geographic expansion of the Company's direct sales force.

      Earnings from operations decreased by $33,000 or 1.1% for the period ended September 30, 1998 compared to the same period of 1997 and increased as a percentage of net sales to 12.9% from 12.4%. This decrease in earnings from operations is due principally to lower gross selling prices of the Company's products.

      Interest expense, net of interest income, for the nine months ended September 30, 1998 increased $253,000 compared to the nine months ended September 30, 1997. This increase is due to increased borrowings made to implement the Oracle Applications System, to repurchase shares of the Company's Class A Common Stock and due to receivables increasing, offset by a slight decline in effective interest rates.

      Income taxes were $862,000 for the nine months ended September 30, 1998, representing an effective tax rate of 40.3% compared to $987,000 for the nine months ended September 30, 1997, an effective tax rate of 40.2%.

      The Company had net earnings of $1,278,000 for the nine months ended September 30, 1998 compared to net earnings of $1,467,000 for the same period in 1997, a decrease of $189,000 or 12.9% for the reasons discussed above.
Net earnings as a percentage of net sales decreased to 5.3% for the nine months ended September 30, 1998 compared to 5.8% for the same period in 1997.

SUPPLY AND DEMAND ISSUES

     Beginning in 1996 and continuing through September 30, 1998 the supply of most products distributed by the Company has been more than sufficient to meet customers demand for these products. The weak demand left suppliers with large amounts of uncommitted production capacity. During the last several years the Company has taken advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing will posture the Company to be price competitive, while still maintaining acceptable profit margins. The Company's competitive edge is its ability to fill customer orders immediately from stock held in inventory. Thus, management believes it has structured inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. The market recovery has been slow in taking place, and management decided it was prudent to reduce inventory levels during the first nine months of 1998. If management deems such action prudent, the Company may reduce inventory levels further in order to avoid an unwarranted financial burden on the Company's earnings. There can be no guarantee that a recovery in the discrete semiconductor market will take place.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including its initial public offering in April 1995. A summary of the Company's cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 1998 and 1997 were as follows:

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 1998             1997
                                             -------------    --------------
                                                    (In thousands)
      Operating activities..................    $ 890             $ 756
      Investing activities..................     (846)             (142)
      Financing activities..................     (144)             (835)

     In positioning itself as a "Discrete Components Superstore", the Company has been required to significantly increase its inventory levels over the past several years. Inventory levels may increase as the Company adds new lines of product, such as passive components, and new suppliers.

     The discrete semiconductor products distributed by the Company are mature products, used in a wide range of commercial and industrial applications. As a result, the Company has never experienced any material amounts of product obsolescence. The Company also attempts to control its inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increase the risks of price fluctuations and product obsolescence. If prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially affected.

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

YEAR 2000 UPDATE

GENERAL

     The Company's Year 2000 Project (Project) is proceeding on schedule.
The Project is addressing the issue of computer chips being unable to distinguish between the year 1900 and the year 2000. The Project consists of three elements. First, the Company is evaluating its Year 2000 readiness in both information technology ("IT") and non-IT systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors. Non-IT systems are more difficult to assess and repair than IT systems. Second, for both IT and non-IT systems, the Company is planning and implementing any necessary changes that the Company believes will make the Company ready for the Year 2000. Third, the Company is evaluating the effect that third-parties Year 2000 readiness may have on the Company's business.

PROJECT

     In 1997, in order to improve access to business information and to prepare the Company for any future growth, the Company began a systems replacement project to convert its then existing system to an Oracle based system. Oracle was implemented during the third quarter of 1998. Oracle has represented that their products used by the Company are Year 2000 fully compliant meeting the requirements set out by the British Standards Institute in DISC PD-2000-1 A DEFINITION OF YEAR 2000 CONFORMITY REQUIREMENTS. Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000. The other material computer software programs utilized by the Company are supplied by vendors that also publish that their products are Year 2000 compliant. The Company believes that its IT systems are approximately 95% Year 2000 compliant now and if further evaluation uncovers a problem the software will be replaced before December 31, 1999. The Company has just begun the evaluation of its non-IT systems, but the Project plan is to have the evaluation completed and where necessary replacement equipment installed and operational by the end of the third quarter of 1999. The Company has also just begun the evaluation of third-parties Year 2000 readiness. This includes identifying and prioritizing critical suppliers, customers and other third-parties by communicating with them about their plans and progress in addressing the Year 2000 problem. These evaluations will be followed by the development of contingency plans, which are scheduled to be developed in the second quarter of 1999.

COSTS

     The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 Project is less than $25,000 and consists principally of replacing old IT and Non-IT equipment where compliance with Year 2000 is in doubt. The cost of implementing the Oracle system and any resulting equipment replacement or upgrades are not included in these costs estimates as the Company did not accelerate the replacement of its old system due to Year 2000 issues.

RISKS

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external third-parties. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Readers are cautioned that the foregoing statements contained in the Year 2000 Update are forward looking and are necessarily speculative. There can be no guarantee that the Company will not encounter a material Year 2000 problem that may adversely affect the Company's results of operations, liquidity and financial position. In addition to the statements made under the Year 2000 Update, several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," "plans," or similar expressions. The Company wishes to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors that could cause the forward looking statements to be inaccurate and could otherwise impact the Company's future results are set forth in detail in the Company's most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Cautionary Statements and Risk Factors."

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

         27        Financial Data Schedule

(b)  Reports on Form 8-K:

         None

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TAITRON COMPONENTS INCORPORATED




Date:     November 12, 1998                  By:      /s/ David M. Batt
                                                 -----------------------------
                                             David M. Batt
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             (Chief Accounting Officer)