Form 10-K405
period 1998-12-31
TAITRON COMPONENTS INC
filed 1999-03-29
CIK 942126

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-K

     /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was $4,500,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of shares outstanding on March 15, 1999:
Class A Common Stock, $.001 par value 5,376,096
Class B Common Stock, $.001 par value 762,612


                         DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to Registrant's Annual Meeting of Shareholders scheduled to be held on June 11, 1999 are incorporated by reference in Part III of this Form 10-K.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                   PART I

ITEM 1.   BUSINESS.

     For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 11 of this report.

GENERAL

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, original equipment manufacturers (OEMs) and to contract electronic manufacturers (CEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 1998, the Company's inventory consisted of over 1.4 billion components. The Company distributes over 12,000 different products manufactured by more than 65 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 1998 averaged approximately 3.1 cents each.

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

     The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. Based on 1997 sales in North America, ELECTRONIC BUYERS NEWS ranked the Company 50th among the top 50 distributors and 18th for distribution of discrete semiconductors. The largest single distributor reported sales for 1997 of over $4.9 billion. Of this magazine's top 50 electronics distributors, the Company believes that it is the only distributor which concentrates its efforts principally on the discrete semiconductor market.

     The Company's "superstore" strategy includes carrying inventory with quality (name brand), quantities and varieties. Some suppliers have given the Company the exclusive right for selling all or part of their products in the United States and positioned the company to be the master distributor of their product lines. In 1998, approximately 58% of the Company's sales went to other distributors.

     The Company intends to continue to grow by increasing its sales to existing customers through further expansion of the number of different types of discrete component and other non-integrated circuit components in its inventory, and by attracting additional CEMs, OEMs and electronics distributor customers. The Company has historically sold its products through a national network of independent sales representatives. To better service its customers, the Company, during the last fiscal year, expanded its direct sales force geographically to cover portions of the United States.

     In 1998, the Company has invested substantially in a warehouse management system, computer upgrades, software enhancements, integrated real-time information system and on-line query system. Management believes these investments will increase the Company's efficiency, improve inventory turns and eventually reduce operating cost.

     The demand for discrete semiconductors in the U.S. market has slowed down since 1996. The Company sold more units of components in fiscal year 1998 than 1997, but has been unable to offset the price reductions that have occurred. Management believes, with the stronger infrastructure and it's strong financial position, the Company anticipates managing the Company's future growth through mergers and acquisitions including potential candidates overseas.

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

OPTOELECTRONIC DEVICES AND PASSIVE COMPONENTS

     During 1994, the Company introduced optoelectronic devices in a new catalog. The catalog contains a wide selection of optoelectronic devices such as LED's, infrared sensors and opto couplers. During 1997, the Company introduced a new catalog of all passive components. The catalog began an aggressive marketing campaign to sell passive components, such as resistors, capacitors and inductors, a type of electronic component manufactured with non-semiconductor materials. The Company believes that optoelectronic devices, passive components and discrete semiconductors can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers. Sales of optoelectronic devices were $1,972,000, $1,721,000 and $1,675,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Sales of passive components during 1998 and 1997 were $ 1,046,000 and $799,000, respectively. The Company purchased inventory of $1,642,000 of passive components to facilitate planned increases in sales of passive components in the future. This is a forward looking statement and the Company cannot guarantee that sales of passive components will increase in the future.

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

     Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of 1997's top 50 electronics distributors reported by ELECTRONIC BUYERS NEWS, the Company believes that only Taitron and three other companies focused a significant portion of their distribution efforts on discrete semiconductors. However, the Company believes that the three other companies concentrated their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. The Company believes that it was the only distributor which concentrated its efforts almost exclusively on the discrete semiconductor market.

STRATEGY

     Since the Company was founded in 1989, its goal has been to become one of the leading distributors of discrete semiconductors in North America. The Company initially gained market share by concentrating on selling discrete semiconductors at competitive prices. The Company has marketed itself as a "discrete components superstore," whose in-depth focus on discrete semiconductors and extensive inventory of products is of benefit to both suppliers and OEMs. In creating the "superstore" strategy, the Company has attempted to develop a more efficient link between suppliers and the small to medium sized OEMs and distributors which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Company's strategy include:

          INVENTORY. The Company believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, the Company's entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. Due to manufacturers' lead times ranging from eight weeks to twenty four weeks, the Company generally attempts to maintain approximately a ten month supply of inventory of most products in its catalogs. Currently, the Company's inventory is higher than this goal as a result of its decision to maintain inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. With immediate availability of a wide selection of products and brands, the Company attempts to function more like a wholesale superstore than a franchised distributor. See Part II
     Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS -Liquidity and Capital Resources."

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

          MASTER DISTRIBUTOR. The Company distributes electronic components to other nationwide distributors when their inventory cannot fulfill immediate customer orders. The Company, with its high volume, low cost inventory acts as a master distributor for certain of its component suppliers. The Company estimates that approximately 15% of its sales are a direct result of being a master distributor.

          FRANCHISED DISTRIBUTORS. This year, the Company is developing a Franchised Distributor Agreement with its preferred distributors to
     promote a much stronger business relationship.   Under this type of
     agreement, Taitron's Franchised Distributors provide point of sales ("POS") reports which identifies the distributor's customers and the Company provides the distributors price protection, stock rotations and return privileges among other benefits. By the end of 1998, over 40 Preferred Distributors signed the Franchised Agreement.

          RELATIONSHIPS WITH SUPPLIERS. During 1998, the Company entered into agreements with certain suppliers that provide the Company with stock rotation and price protection privileges. The amount of inventory subject to these agreements that provide stock rotation and price protection privileges was approximately $17.1 million of total inventory at December 31, 1998. For the balance of the Company's inventory, unlike most other distributors, the Company does not demand stock rotation and price protection privileges which are generally available from its suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus significantly reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. Approximately $13.5 million of the Company's inventory at December 31, 1998 was subject to price protection arrangements with suppliers. The Company believes that it has been able to gain a competitive advantage over other distributors by typically foregoing or not demanding these privileges (and thus assuming the majority of risk for over-purchasing, product obsolescence and the risk for price fluctuations) in order to obtain better pricing. Since 1997, the Company has operated an office in Taipei, Taiwan. This office focuses on product procurement and strengthening relationships with suppliers in the Far East. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS - Suppliers."

          RELIABLE ONE STOP SHOPPING. The Company offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase from. The Company provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, the Company can often fill a significant portion, or all, of a customer's order from stock. Historically, the Company has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules. The Company also follows a lenient policy of "no hassle" returns. Under this policy, if a customer can demonstrate an acceptable cause for a return, it may generally return products to the Company for a reasonable period of time after purchase, without penalty or restocking charge.
     See "BUSINESS - Cautionary Statements and Risk Factors - PRODUCT RETURNS," Part II Item 7 -"MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations," "BUSINESS - Customers" and "BUSINESS - Sales and Marketing."

          SUPPORT SMALLER DISTRIBUTORS,CEMS AND OEMS. The Company focuses its marketing efforts on smaller contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there has been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for the Company since suppliers do not usually direct sales efforts toward smaller or medium sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. The Company believes that its strategic purchasing policies enable the Company to provide medium and smaller CEMs and OEMs and distributors competitive prices while still maintaining adequate profit margins. The Company, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. The Company also offers its customers a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. The Company intends to continue to grow through further expansion of the number of different types and brands of products in its inventory and by continuing to expand its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See "BUSINESS - Sales and Marketing."

PRODUCTS

     The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes and transistors, optoelectronic devices and passive components. The Company maintains a broad line of brands and products including a "Taitron" label produced by certain suppliers on selected products in order not to conflict with their own marketing channels.
 The Company attempts to maintain at least ten months of inventory for each component in its catalogs. At December 31, 1998, the Company's inventory contained over 1.4 billion separate components and over 12,000 distinct
products.   In 1998, the average component sales price of the products sold by the Company was approximately 3.1 cents.

     In 1998, the Company purchased products from over 65 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, Frontier Electronics Co., Ltd., General Semiconductor, Inc., Hi-Sincerity Microelectronics, Samsung Semiconductor, Inc., United Parts Mart and Vishay Electronic Components. See "BUSINESS - Cautionary Statements and Risk Factors -SUPPLIERS," "BUSINESS -Customers" and "BUSINESS - Suppliers."

     Discretes are categorized based on various factors, including capacity, construction, fabrication and function. The products sold by the Company include:

          RECTIFIERS.    Rectifiers are generally utilized in power supply
     and other high power applications to convert alternating current to direct current. The Company sells a wide variety of rectifiers, including silicon rectifiers, fast efficient rectifiers, schottky rectifiers, glass passivated rectifiers, fast efficient glass passivated rectifiers, silicon bridge rectifiers, fast recovery, glass passivated bridge rectifiers and controlled avalanche bridge rectifiers.

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

CUSTOMERS

     The Company markets its products to distributors, CEMs and OEMs. The Company believes that its strategic purchasing policies allow the Company to provide medium and smaller distributors, CEMs and OEMs competitive prices while still maintaining an adequate profit margin. As a rule, the Company does not impose minimum order limitations on its customers, which enables smaller customers to avoid the cost of carrying large inventories. See "BUSINESS -Strategy."

     During 1998, the Company distributed its products to over 2,000 customers. For the years ended December 31, 1998, 1997 and 1996, no one customer accounted for more than 3.6%, 3.3% and 3.6%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

     Historically, distributors have accounted for a much larger percentage of the Company's net sales than CEMs and OEMs. However, over time, as the Company has expanded its customer base, the Company's customer breakdown has become somewhat more balanced, with distributors accounting for approximately 58% and CEMs and OEMs accounting for approximately 42% of the Company's net sales in 1998.

     The Company historically has not required its distributor customers to provide any point of sale reporting and therefore the Company does not know the breakdown of industries into which its products are sold. However, based on its sales to CEMs and OEMs, the Company believes that no one industry accounted for a majority of the applications of the products which it sold in 1998, 1997 or 1996.

     Taitron offers sales support to its customers through its sales department and a network of 13 independent sales representatives. Inventory support provided to customers includes carrying inventory for their specific needs and providing free samples of the products the Company distributes.

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

SALES AND MARKETING

     The Company's inside sales department, located in Santa Clarita, California, is divided into regional sales territories throughout North America. The regional sales managers are responsible for maintaining relationships and providing support to existing key CEMs and OEMs, as well as Taitron's franchised distributors. The company also has outside account managers responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and franchised distributors.

     The company also supplies products to National Distributors who share franchised lines with Taitron. National Distributors usually have many office locations throughout the United States and are among the "Electronic Buyers News" Top 50 Distributors of the year. The Company services the National Distributors by providing easy access to discrete products they choose not to inventory, as well as supporting their needs in shortage inventory situations. Sales from National Distributors increased from $2.8 million in 1997 to $3.9 million in 1998.

     Salespeople are generally compensated by a combination of salary and incentives based upon the growth and profits obtained from their sales.

     The Company has recognized that there is a rapidly growing market for discrete components in South America. To take advantage of this opportunity, Taitron opened a branch office in Sao Paulo, Brazil in May 1995, and entered into a joint venture in Mexico City, Mexico in September 1998. South American sales were $376,000 in 1998, $438,000 in 1997 and $391,000 in 1996.

     The independent sales representatives have played an important role in developing the Company's client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. The independent sales representatives are primarily responsible for face-to-face meetings with the Company's customers, and for developing new customers. The Company's independent sales representatives are each given responsibility for a specific geographical territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. During 1998, sales representatives were no longer compensated for sales made to non-franchised distributors. The Company believes that this new commission policy re-directs independent sales representatives attention to CEMs, OEMs and franchised distributors, thereby increasing the Company's market share with end users. The Company and its independent sales representatives also jointly advertise and participate in trade shows.

     At March 15, 1999, the Company's sales and marketing department consisted of 20 employees, including 4 that are located outside of Santa Clarita, California, and the Company utilized 13 independent sales representatives to develop new OEM customers and to provide a more direct link to existing OEM customers.

     The Company provides customers with catalogs that are specially designed to aid customers in quickly finding the types and brands of discrete semiconductors and optoelectronic devices that they need.

     To attract new customers, the Company has advertised in national industry publications such as ELECTRONIC BUYER'S NEWS, EEM LOCAL SOURCES, ELECTRONIC SOURCE BOOK, and, in Canada, ELECTRONIC PRODUCTS AND TECHNOLOGY. The Company also participates in regional and national trade shows and jointly advertises with suppliers and independent sales representatives.

SUPPLIERS

     The Company believes that it is important to develop and maintain good relationships with its suppliers. Historically, the Company did not have long-term supply, distribution or franchise agreements with its suppliers, but instead cultivated strong working relationships with each of its suppliers. However, during 1997 and 1998 the Company did enter into franchise agreements with certain of its suppliers. Such franchise agreements have terms from one to two years. See "BUSINESS - Cautionary Statements and Risk Factors -RELATIONSHIP WITH SUPPLIERS."

     In order to facilitate good relationships with its suppliers, the Company typically will carry a complete line of each supplier's discrete products. The Company also supports its suppliers by increasing their visibility through advertising and participation in regional and national
trade shows.   The Company generally orders components far in advance,
helping suppliers plan production, and it generally does not require stock-rotation or return privileges, all of which are costly to the supplier. The Company requests and will accept price protection from its suppliers.
See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS - Strategy."

     The Company purchases components from over 65 different suppliers, including Everlight Electronics Co., Ltd., Fairchild Semiconductor Corporation, Frontier Electronics Co., Ltd., General Semiconductor, Inc. Hi-Sincerity Microelectronics, Samsung Semiconductors Inc., United Parts Mart and Vishay Electronic Components. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more supplier distribution relationships might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors -RELATIONSHIP WITH SUPPLIERS."

     For the year ended December 31, 1998, the Company's four largest suppliers, General Semiconductor, Inc., Samsung Semiconductors, Inc., Fairchild Semiconductor Corporation and Vishay Electronic Components accounted for approximately 60% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are
available from various other sources at competitive prices.   The Company
believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Cautionary Statements and Risk Factors -RELATIONSHIP WITH SUPPLIERS."

COMPETITION

     The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company.
Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See "BUSINESS - Cautionary Statements and Risk Factors -COMPETITION" and "BUSINESS - Semiconductor Distribution Channels."

MANAGEMENT INFORMATION SYSTEMS

     The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, during 1998 the Company has acquired and fully implemented an Oracle Applications System. The Company believes that this system has the capabilities to serve the Company for future anticipated needs including capabilities of net working with remote locations.

WAREHOUSE MANAGEMENT SYSTEM

Taitron has invested approximately $100,000 for the installation of a Warehouse Management System. In return, the wireless radiofrequency bar-coded system will greatly enhance the accuracy of quantity and location control of the inventory. It will also reduce the errors in delivering components to customers. The complete Warehouse Management System is expected to be operational by the third quarter of 1999. See "MANAGEMENT'S DICUSSION AND ANALYSIS "Year 2000 Issues ."

FOREIGN TRADE REGULATION

     A large portion of the products distributed by the Company are manufactured in the Far East, including Taiwan, Japan, China, Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies are experiencing financial problems. Mounting trade deficits have sent interest rates soaring and local currencies plunging. The US dollar's rise compared with Asian currencies may reduce exports to Asia in the future. 1998 sales to Asian customers was 4.3% of the Company's total sales. Management believes that the decline in Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

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

EMPLOYEES

     At March 15, 1999, the Company had a total of 51 employees. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be excellent.

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

     RELATIONSHIP WITH SUPPLIERS. Typically, the Company does not have written long-term supply or distribution agreements with any of its suppliers. Although the Company believes that it has established close working relationships with its principal suppliers, the Company's success will depend, in large part, on maintaining these relationships and developing new supplier relationships for its existing and future product lines.
Because of the lack of long-term contracts, there can be no assurance that the Company will be able to maintain these relationships. For example, in 1992, ITT Semiconductors, which was then one of the Company's principal suppliers, consolidated its United States distribution network into a limited number of distribution channels and the Company was not among the distributors chosen. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations.

     NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS. To adequately service its customers, the Company believes that it is necessary to maintain a large inventory of its product offerings, and the Company generally attempts to maintain approximately ten months inventory of most products in its catalogs. The Company's inventory level is higher than this due to its decision to maintain inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company is focusing its efforts to maintain or gradually reduce its inventory. If prices of components held in inventory by the Company decline or if new technology is developed that displaces products distributed by the Company and held in inventory, the Company's business could be materially adversely affected. See "BUSINESS - Strategy."

     PRODUCT MIX; PRODUCT MARGINS. The Company's gross profit margins in general have decreased since 1995, principally due to a weaker product demand and competitive pricing pressures within the electronics industry. The Company's gross profit margins are subject to a number of factors, including product demand, the ability of the Company to purchase inventory at favorable prices and the Company's favorable sales mix, all of which could adversely impact margins. Generally optoelectronic devices and passive components have a lower gross margin than other products that the Company sells. See Part II
Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations."

     AVAILABILITY OF COMPONENTS. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce order backlog or place their customers on "allocation," reducing the number of units sold to each customer. While the Company believes that, due to the depth of its inventory, it has not been adversely affected by past shortages in certain discrete components, no assurance can be given that future shortages will not adversely impact the Company. See "BUSINESS - Suppliers."

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

     CONTROL BY CLASS B COMMON STOCK SHAREHOLDER; POSSIBLE DEPRESSIVE EFFECT ON THE PRICE OF THE CLASS A COMMON STOCK. Stewart Wang, the Company's Chief Executive Officer and President, beneficially owns all of the Class B Common Stock of the Company, which carries ten votes per share, and he thus controls approximately 58% of the voting power of the Company's Common Stock. As a result, Mr. Wang is able to control the Company and its operations, including the election of at least a majority of the Company's Board of Directors and the policies of the Company. Also, at any time while the Company has at least 800 shareholders who beneficially own shares of the Company's Common Stock, the Company's Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of the Directors. The disproportionate vote afforded the Class B Common Stock could also serve to discourage potential acquirers from seeking to acquire control of the Company through the purchase of the Class A Common Stock, which might have a depressive effect on the price of the Class A Common Stock.

     PRODUCT RETURNS. The Company maintains a "no hassle" return policy. On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, where they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. With respect to CEMs and OEMs, acceptable causes are generally limited to loss of orders for products in which the components were to be incorporated and errors in specifications of the CEMs and OEMs orders to the Company (e.g. when the CEM or OEM erroneously orders the wrong product). The Company will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% of the sales price. The Company will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in the Company's inventory. During the fiscal years ended December 31, 1998, 1997 and 1996, sales returns aggregated $1,128,000, $1,110,000 and $1,536,000 or 3.7%, 3.3% and 5.1% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment.
While the Company maintains reserves for product returns which it considers to be adequate, the possibility exists that the Company could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact the Company's results of operations for that period. See Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations" and "BUSINESS - Customers."

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

     NO EARTHQUAKE INSURANCE. The Company's principal executive offices are located in a Company-owned facility in Santa Clarita, California - an area which experienced significant damage in the 1994 Northridge, California earthquake. During 1994, the Company spent approximately $145,000 in repair costs and renovations to its facility resulting from that earthquake, none of which were covered by insurance. The Company believes that it is economically a better decision to self insure against any future earthquake losses than to pay the expensive earthquake insurance premiums.

ITEM 2.   PROPERTIES.

     The Company's executive offices and warehouse facilities, covering approximately 24,500 square feet, are located in Santa Clarita, California. The Company owns this property subject to a mortgage held by a bank with an outstanding principal balance of $475,000 as of December 31, 1998 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,390, which includes interest at 6.359% per annum. Payments by the Company under the Mortgage are currently unconditionally guaranteed by both the Chairman of the Board of the Company and the President of the Company. Neither of the officers has any intention of guaranteeing obligations of the Company in the future. During 1998, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by the Company and not subject to any debt.

     In May, 1996, the Company increased its warehouse space by entering into a two year lease, with an option for one additional year, for warehouse space of approximately 30,000 square feet located in Santa Clarita, California.
All of the space is currently occupied by the Company. In January 1998, the Company exercised its option extending the lease to June 1999. The monthly rental expense is $13,000.

     The Company currently anticipates that it will need to relocate its executive offices and/or leased warehouse operations to a larger facility
sometime during the second quarter of fiscal 1999.   When the lease on the
Company's 30,000 square foot warehouse expires in June 1999, the Company will either relocate to another leased facility with approximately the same square footage, or combine both of it's Santa Clarita facilities into a newly purchased or leased facility with approximately 60,000 square feet. In that event, the single location will then accommodate all of the Company's executive offices and warehouse facilities now currently located in Santa Clarita, California.

     The Company currently does not anticipate that the costs to obtain new facilities will adversely affect its overall financial condition or results of operations. However, the actual relocation and lease costs will be subject to real estate market conditions at the time of the move. If the Company combines both it's current Santa Clarita facilities into one location, the Company anticipates that it will attempt to either sell or lease its owned facility. While the Company believes that the disposition or leasing of its owned facilities should not adversely impact the results of operations, there is a possibility that the Company could realize a loss with respect thereto.

ITEM 3.   LEGAL PROCEEDINGS.

     In September 1997, the Company filed a lawsuit in Los Angeles Superior Court against Taiwan Semiconductor Co. Ltd. ("TSCL"), TSC America, Inc. ("TSC"), an officer of these companies and a former employee of the Company. On August 12, 1998, a settlement agreement was entered into between the Company and TSCL and TSC and, accordingly, on August 18, 1998, a Request For Dismissal with prejudice was filed in the Los Angeles Superior Court.

     In March 1999, the Company filed a lawsuit in Los Angeles Superior Court against QT Optoelectronic ("QT"), a manufacturer of optoelectronic semiconductors. The lawsuit arose from QT's decision to terminate its distributor agreement with the Company, and QT's refusal to accept return of QT inventory of approximately $800,000 which the Company stocked in reliance on a continuing distributor relationship with QT. In the lawsuit, the Company asserts claims of breach of contract, fraud, negligent misrepresentation and declaratory relief against QT and seeks compensatory and punitive damages. The lawsuit is currently in the discovery stage and the company does not anticipate incurring any unrecoverable losses related to this litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

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


                                                       High           Low
                                                       ----           ---
      Year Ended December 31, 1996
      First Quarter                                      8              6
      Second Quarter                                   7 1/4          4 7/8
      Third Quarter                                    5 3/4          2 7/8
      Fourth Quarter                                   4 1/4         2 1/16

      Year Ended December 31, 1997
      First Quarter                                    3 7/8         2 25/64
      Second Quarter                                   3 7/8         2 35/64
      Third Quarter                                    4 1/8          2 7/8
      Fourth Quarter                                   4 1/4          2 1/2

      Year Ended December 31, 1998
      First Quarter                                    3 1/8          2 1/8
      Second Quarter                                   3 1/8          2 1/4
      Third Quarter                                      3           1 11/16
      Fourth Quarter                                   2 3/8         1 1/4


     At March 15, 1999, there were approximately 105 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,815 beneficial owners of its Class A Common stock.

     The Company's Board of Directors ("BOD") is considering whether or not to pay dividends. However, bank credit facility may prohibit the Company from paying cash dividends on its common stock. At this time, the Company
does not plan to pay cash dividends.   The present policy of the Company is
to retain earnings to finance the development of its operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

     In November 1996, the BOD approved a program to repurchase up to 500,000 shares of its Class A common stock. In February 1998, the BOD again approved an additional repurchase of up to $1,500,000 of the Company's Class
A common stock.   As of March 15, 1999, the Company had repurchased 823,513
shares of its Class A common stock in open market purchases for an approximate aggregate amount of $2.4 million.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 1998. The selected consolidated financial and operating data in the table should be read in conjunction with the Company's Financial Statements and the notes thereto included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENTS OF INCOME AND PER SHARE DATA:

(In thousands, except per share data)


                                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                  1998            1997            1996           1995          1994
                                               -----------     -----------      ----------     ---------     ---------
Net sales                                         $30,828         $33,945         $30,128       $35,936       $24,588
Cost of goods sold                                 21,991          24,293          20,744        23,303        17,220

Gross profit                                        8,837           9,652           9,384        12,633         7,368

Selling, general and
  administrative expenses                           5,333           5,641           4,870         5,424         3,879

Operating earnings                                  3,504           4,011           4,514         7,209         3,489

Income tax expense                                  1,023           1,220           1,424         2,807         1,229

Net earnings                                      $ 1,499         $ 1,850         $ 2,158       $ 4,304       $ 1,775

Earnings per share:
     Basic                                        $   .24         $   .28         $   .31       $   .68       $   .41
     Diluted                                      $   .24         $   .27         $   .31       $   .68       $   .41

Weighted average common shares
outstanding (1)
     Basic                                          6,278           6,644           6,930         6,297         4,287
     Diluted                                        6,287           6,733           7,004         6,297         4,287


BALANCE SHEET DATA:

Working capital (1)                               $25,239         $25,500         $25,923       $20,838       $ 5,883
Total assets (1)                                   44,583          44,985          42,315        36,380        18,494
Total debt (1)                                     14,375          16,444          13,510           527         6,561
Stockholder's equity (1)                           25,096          24,371          24,113        21,955         6,342


(1) On April 19, 1995, the Company sold 2,530,000 shares of Class A common stock at $5.25 per share in connection with its initial public offering. The $11.3 million net proceeds from this offering were used to pay off the bank line of credit, to retire long-term debt and to expand inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors and optoelectronic devices to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers
(OEMs), who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios:


                                                                           YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                1998              1997              1996
                                                            --------------   ---------------    -------------
                                                                         (dollars in thousands)
Net sales                                                       $30,828             $33,945          $30,128

Cost of goods sold                                               21,991              24,293           20,744
       % of net sales                                             71.3%               71.6%            68.9%

Gross profit                                                      8,837               9,652            9,384
       % of net sales                                             28.7%               28.4%            31.1%

Selling, general and administrative expenses                      5,333               5,641            4,870
       % of net sales                                             17.3%               16.6%            16.2%

Operating earnings                                                3,504               4,011            4,514
       % of net sales                                             11.4%               11.8%            15.0%

Income tax expense                                                1,023               1,220            1,424
       Effective tax rate as a % of earnings
       before income taxes                                        40.6%               39.7%            39.8%

Net earnings                                                    $ 1,499             $ 1,850           $2,158
       % of net sales                                              4.9%                5.5%             7.2%


YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $30,828,000 compared with net sales for the year ended December 31, 1997 of $33,945,000, a decrease of $3,117,000 or 9.2%. This decrease in net sales during 1998 was attributable principally to a decline in the Company's domestic sales volume of approximately $1,550,000. For most of 1998, the supply for discrete
semiconductors was greater than the demand.   A decrease in export sales of
$1,500,000 also contributed to the decline in net sales. The Company has continued to add new customers during 1998, but at a slower rate than during in previous years. The decline in net sales was principally a result of an industry wide decline in demand for discrete semiconductors.

     Cost of goods sold decreased by $2,302,000 to $21,991,000 for the year ended December 31, 1998, a decrease of 9.5% from the year ended December 31, 1997. Consistent with the decrease in net sales, the Company was able to reduce the cost of goods sold. Gross profit on net sales decreased by $815,000 to $8,837,000 for the year ended December 31, 1998 from $9,652,000 for the same period in 1997, and increased as a percentage of net sales to 28.7% from 28.4%. The increase in gross profit as a percentage of net sales is primarily due to inventory price protection programs from various suppliers partially offset by lower selling prices obtained in the market place.

     Selling, general and administrative expenses decreased by $308,000 or 5.5% for 1998 compared to 1997. These expenses, as a percentage of net sales, increased to 17.3% for the year ended December 31, 1998 compared to 16.6% for the year ended December 31, 1997. The Company was able to reduce selling, general and administrative expenses during 1998, principally by eliminating non-essential expenditures and reducing other non-essential overhead.

     Operating earnings decreased by $507,000 or 12.6% between the years ended December 31, 1998, and 1997, and decreased as a percentage of net sales to 11.4% from 11.8%. Operating earnings decreased principally as a result of decreases in both domestic and export sales and market price reductions. The decrease in revenue was offset somewhat by a reduction in cost of goods sold and selling, general and administrative expenses.

     Interest expense for the year ended December 31, 1998 increased by $109,000 compared to the year ended December 31, 1997. This increase is primarily due to higher average principal credit line borrowings of $12.9 million during the current year as compared to $9.9 million average principal credit line borrowings during the same period last year. The borrowings were made to finance the acquisition of the Oracle Application System, stock repurchase program and investment in a joint venture in Mexico during the current year.

     Income taxes were $1,023,000 for the year ended December 31, 1998, representing an effective tax rate of 40.6%, compared to $1,220,000 for the year ended December 31, 1997, an effective tax rate of 39.7%.

     The Company had net earnings of $1,499,000 for the year ended December 31, 1998 as compared with net earnings of $1,850,000 for the year ended December 31, 1997 a decrease of $351,000 or 19% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 4.9% from 5.5%.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Net sales for the year ended December 31, 1997 increased $3,817,000 or 12.7% to $33,945,000 from $30,128,000 for the year ended December 31, 1996.
The increase in net sales during 1997 was attributable principally to an increase in the volume of products sold of $6.1 million, partially offset by net price reductions of approximately $3.2 million. The Company also experienced an increase in export sales volume of approximately $1.0 million and a $426,000 reduction in sales returns and allowances from customers. The increase in net sales was principally a result of sales made to new customers during 1997.

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

     Interest expense, net, for the year ended December 31, 1997 increased $14,000 compared to the year ended December 31, 1996. Net interest expense as a percentage of net sales, decreased to 2.8% for the year ended December 31, 1997 compared to 3.1% for the year ended December 31, 1996. During 1997, interest expense resulted from borrowings incurred to finance increased inventory levels, trade receivables, computer software, office space and equipment in the Taiwan office and to finance the repurchase of 487,113 shares of the Company's Class A Common Stock.

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

SUPPLY AND DEMAND ISSUES

     BACKGROUND

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

     As a result, the Company's inventory has increased significantly during 1996 and continuing into 1997, leading to the leasing of additional warehouse space in 1996 and full utilization of the space in 1997. The Company's inventory level peaked in May 1996 at $39.2 million and has subsequently been reduced to $34.9 million at December 31, 1998. The Company is focusing its efforts to maintain or gradually reduce its inventory while keeping adequate stock to accommodate the Company's future growth, if any, when demand increases.

     CURRENT ISSUES

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

     Several of the matters discussed under Supply and Demand Issues contain forward looking statements that involve risks and uncertainties with respect to growth and relationships with suppliers. Many factors could cause actual results to differ materially from these statements. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS and - Need to Maintain Large Inventory; Price Fluctuations."

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April 1995. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                    YEAR ENDED DECEMBER 31,
                                                         (In thousands)
                                                    --------------------------
                                                    1998      1997       1996
                                                    ----      ----       ----
 Operating activities.......................      $ 4,220    $ (478)  $(13,658)
 Investing activities.......................       (1,176)     (998)      (171)
 Financing activities.......................       (2,887)    1,398     12,984


     In positioning itself as a "discrete components superstore," the Company
has been required to carry large inventory levels.   However, since 1997, the
Company has focused on utilizing its current inventory, thereby reducing inventory through 1998. As a result, inventory has decreased from $35.8 million at December 31, 1997 to $34.9 million at December 31, 1998.

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

     Investment activities consisted of the purchase of property and equipment, principally computer equipment. Investment in computer systems was $135,000, $424,000 and $957,000 for the years ended December 31, 1996,
1997 and 1998. During 1997, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space. The Company invested $957,000 in hardware and software for maintaining and improving its new Oracle Applications System, which was implemented in the second quarter of 1998. See "BUSINESS -Management Information Systems."

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

     In May 1998, the Company renewed its $20 million revolving line of credit that had been in place since March 1996. The renewed revolving line of credit provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both facilities mature on June 2, 2000. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios.

     The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

     As of the date of this Report, the Company has no commitments for other equity or debt financing or other capital expenditures.

YEAR 2000 ISSUES

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

PROJECT
     In 1997, in order to improve access to business information and to prepare the Company for any future growth, the Company began a systems replacement project to convert its then existing system to an Oracle based system. Oracle was implemented during the third quarter of 1998. Oracle has represented that their products used by the Company are Year 2000 fully compliant meeting the requirements set out by the British Standards Institute in DISC PD-2000-1 A DEFINITION OF YEAR 2000 CONFORMITY REQUIREMENTS. Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000. The other material computer software programs utilized by the Company are supplied by vendors that also publish that their products are Year 2000 compliant. The Company believes that its IT systems are approximately 95% Year 2000 compliant now and if further evaluation uncovers a problem the software will be replaced before December 31, 1999. The Company has begun the evaluation of its non-IT systems, but the Project plan is to have the evaluation completed and where necessary replacement equipment installed and operational by the end of the third quarter of 1999. The Company has also begun the evaluation of third-parties Year 2000 readiness. This includes identifying and prioritizing critical suppliers, customers and other third-parties by communicating with them about their plans and progress in addressing the Year 2000 problem. These evaluations will be followed by the development of contingency plans, which are scheduled to be developed in the second quarter of 1999.

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

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     Readers are cautioned that the foregoing statements contained in the Year 2000 Update are forward looking and are necessarily speculative. There can be no guarantee that the Company will not encounter a material Year 2000 problem that may adversely affect the Company's results of operations, liquidity and financial position. In addition to the statements made under the Year 2000 Update, several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," "plans," or similar expressions. The Company wishes to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that
actual results could vary due to a variety of risks and uncertainties.   In
addition, readers should carefully consider the information contained in the heading "Cautionary Statements and Risk Factors" elsewhere provided herein.

ASIAN ECONOMIC ISSUES

     Many of the Company's suppliers have their manufacturing facilities in countries who's economies are experiencing financial problems. Mounting trade deficits have sent interest rates soaring and local currencies plunging. The US dollar's rise compared with Asian currencies may reduce exports to Asia in the future. During 1998, the Company sold $1,339,000 or 4.3% of net sales to Asian customers and most of the products purchased by the Company are manufactured in Asia. Management believes that the decline in Asian currencies may actually benefit the Company in the short-term by providing an opportunity for the Company to purchase products at lower prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of December 31, 1998, 1997 and 1996 and for the years then ended and the Independent Auditors' Report are included on pages 23 to 37 of this Annual Report on Form 10-K.

                              INDEX TO FINANCIAL STATEMENTS
                              TAITRON COMPONENTS INCORPORATED


                                                                                            Page
                                                                                            ----
Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
Balance Sheets at December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . 25
Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996. . . . . . . . . 27
Statement of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 . . . 28
Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996. . . . . . . . 29
Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996 . . . . . 30


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying balance sheet of Taitron Components Incorporated as of December 31, 1998 and the related statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taitron Components Incorporated as of December 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton


Los Angeles, California
February 19, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying balance sheet of Taitron Components Incorporated as of December 31, 1997 and the related statements of earnings, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taitron Components Incorporated as of December 31, 1997 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG LLP


Los Angeles, California
February 11, 1998

                       TAITRON COMPONENTS INCORPORATED

                                Balance Sheets

                          December 31, 1998 and 1997


                                                                      1998                 1997
                                                                -----------------    -----------------
                       ASSETS

Current assets:
    Cash and cash equivalents                                $         364,000    $         163,000
    Trade accounts receivable, net                                   4,528,000            5,398,000
    Inventory, net                                                  34,868,000           35,757,000
    Prepaid expenses                                                   360,000              169,000
    Deferred income taxes                                              861,000              716,000
    Other current assets                                               290,000              436,000
                                                                -----------------    -----------------

           Total current assets                                     41,271,000           42,639,000

Property and equipment, net                                          2,976,000            2,309,000

Other assets                                                           336,000               37,000

                                                                -----------------    -----------------

           Total assets                                      $      44,583,000    $      44,985,000
                                                                -----------------    -----------------
                                                                -----------------    -----------------


                       Taitron Components Incorporated

                                Balance Sheets

                          December 31, 1998 and 1997


                                                                        1998                 1997
                                                                  ------------------   ------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                                   $      10,900,000    $      12,950,000
    Current portion of long-term debt                                     20,000               19,000
    Trade accounts payable                                             4,407,000            3,235,000
    Accrued liabilities                                                  705,000              935,000
                                                                  ------------------   ------------------
           Total current liabilities                                  16,032,000           17,139,000

Long-term debt, less current portion                                   3,455,000            3,475,000
                                                                  ------------------   ------------------

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000
      shares.  None issued or outstanding                                      -                    -
    Class A common stock, $.001 par value.  Authorized
      20,000,000 shares; 5,376,096 and 5,685,062 shares issued
      and outstanding at December 31, 1998 and 1997,
      respectively                                                         5,000                5,000
    Class B common stock, $.001 par value.  Authorized,
      issued and outstanding 762,612 shares at December 31,
      1998 and 1997                                                        1,000                1,000
    Additional paid-in capital                                        12,179,000           12,997,000
    Accumulated other comprehensive income, net of tax                   (13,000)             (57,000)
    Retained earnings                                                 12,924,000           11,425,000
                                                                  ------------------   ------------------
           Total shareholders' equity                                 25,096,000           24,371,000
                                                                  ------------------   ------------------

           Total liabilities and shareholders' equity          $      44,583,000    $      44,985,000
                                                                  ------------------   ------------------
                                                                  ------------------   ------------------


See accompanying notes to financial statements.

                       TAITRON COMPONENTS INCORPORATED

                            Statements of Earnings

                 Years ended December 31, 1998, 1997 and 1996


                                                                  1998                1997               1996
                                                             ---------------   ----------------    ----------------
Net sales                                                 $   30,828,000     $  33,945,000       $      30,128,000
Cost of goods sold                                            21,991,000        24,293,000              20,744,000
                                                             ---------------   ----------------    ----------------
         Gross profit                                          8,837,000         9,652,000               9,384,000

Selling, general and administrative expenses                   5,333,000         5,641,000               4,870,000
                                                             ---------------   ----------------    ----------------
         Operating earnings                                    3,504,000         4,011,000               4,514,000

Interest expense, net                                          1,065,000           956,000                 942,000
Other income                                                     (83,000)          (15,000)                (10,000)
                                                             ---------------   ----------------    ----------------
         Earnings before income taxes                          2,522,000         3,070,000               3,582,000

Income tax expense                                             1,023,000         1,220,000               1,424,000
                                                             ---------------   ----------------    ----------------

         Net earnings                                     $    1,499,000     $   1,850,000       $       2,158,000
                                                             ---------------   ----------------    ----------------
                                                             ---------------   ----------------    ----------------

Earnings Per Share:

         Basic                                            $           .24    $          .28     $             .31
                                                             ---------------   ----------------    ----------------
                                                             ---------------   ----------------    ----------------
         Diluted                                          $           .24    $          .27     $             .31
                                                             ---------------   ----------------    ----------------
                                                             ---------------   ----------------    ----------------
Weighted Average Common Shares Outstanding:

         Basic                                                  6,277,697         6,643,975             6,929,953
                                                             ---------------   ----------------    ----------------
                                                             ---------------   ----------------    ----------------
         Diluted                                                6,286,912         6,732,856             7,003,883
                                                             ---------------   ----------------    ----------------
                                                             ---------------   ----------------    ----------------


See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                        Statement of Shareholders' Equity

                  Years ended December 31, 1998, 1997 and 1996


                                                                                                        Accumulated
                               Class A common stock    Class B common stock                                Other         Total
                               --------------------    --------------------     Additional     Retained Comprehensive Shareholders'
                               Shares        Amount    Shares        Amount   paid-in capital  earnings    Income        Equity
                               ------        ------    ------        ------   ---------------  --------    ------        ------
Balances at
 December 31, 1995           6,167,341      $6,000    762,612        $1,000     $14,531,000    $7,417,000   $  -      $21,955,000

Net earnings                     -           -          -             -               -         2,158,000      -        2,158,000
                             ---------      ------    -------        ------     -----------    ----------   --------  -----------
Balances at
 December 31, 1996           6,167,341       6,000    762,612         1,000      14,531,000     9,575,000      -       24,113,000

Exercise of stock
 options                         4,834       -          -             -              11,000         -          -           11,000

Repurchase of common
 stock                        (487,113)     (1,000)     -             -          (1,548,000)        -          -       (1,549,000)

Tax effect of
 disqualifying
 disposition
 of stock options                -           -          -             -               3,000         -          -            3,000

Comprehensive income:
 Foreign currency
  translation
  adjustment                     -           -          -             -               -             -        (57,000)     (57,000)

 Net earnings                    -           -          -             -               -         1,850,000      -        1,850,000
  Comprehensive income           -           -          -             -               -             -          -        1,793,000

                             ---------      ------    -------        ------     -----------    ----------   --------  -----------
Balances at
 December 31, 1997           5,685,062       5,000    762,612         1,000      12,997,000    11,425,000    (57,000)  24,371,000

Exercise of stock options        5,334       -          -             -              12,000         -          -           12,000

Repurchase of common stock    (314,300)      -          -             -            (830,000)        -          -         (830,000)

Comprehensive income:
 Foreign currency
  translation adjustment         -           -          -             -               -             -         44,000       44,000

 Net earnings                    -           -          -             -               -         1,499,000      -        1,499,000
  Comprehensive income           -           -          -             -               -             -          -        1,543,000

                             ---------      ------    -------        ------     -----------    ----------   --------  -----------
Balances at
 December 31, 1998           5,376,096     $ 5,000    762,612        $1,000    $ 12,179,000  $ 12,924,000  $ (13,000) $25,096,000
                             ---------      ------    -------        ------     -----------    ----------   --------  -----------
                             ---------      ------    -------        ------     -----------    ----------   --------  -----------


See accompanying notes to financial statements.

                                           TAITRON COMPONENTS INCORPORATED

                                              Statements of Cash Flows

                                    Years ended December 31, 1998, 1997 and 1996


                                                                            1998                 1997                1996
                                                                   -------------------   ------------------   ----------------
Cash flows from operating activities:
    Net earnings                                                         $ 1,499,000         $  1,850,000       $  2,158,000
                                                                   -------------------   ------------------   ----------------

    Adjustments to reconcile net earnings to net cash used in
      operating activities:
        Depreciation and amortization                                        309,000              348,000            139,000
        Deferred income taxes                                               (145,000)            (104,000)          (212,000)
        Changes in assets and liabilities:
          Trade accounts receivable                                          870,000           (1,288,000)         1,252,000
          Inventory                                                          889,000             (589,000)        (7,416,000)
          Prepaid expenses and other current assets                          (45,000)             (42,000)          (351,000)
          Other assets                                                       (99,000)             (12,000)           (22,000)
          Trade accounts payable                                           1,172,000             (502,000)        (9,125,000)
          Accrued liabilities                                               (230,000)            (139,000)           (81,000)
                                                                   -------------------   ------------------   ----------------
                  Total adjustments                                        2,721,000           (2,328,000)       (15,816,000)
                                                                   -------------------   ------------------   ----------------
                  Net cash provided by (used in) operating
                   activities                                              4,220,000             (478,000)       (13,658,000)

Cash flows from investing activities
     Acquisition of property and equipment                                  (976,000)            (998,000)          (171,000)
     Loans to others                                                        (200,000)               -                  -
                                                                   -------------------   ------------------   ----------------
                  Net cash used in investing activities                   (1,176,000)            (998,000)          (171,000)
                                                                   -------------------   ------------------   ----------------

Cash flows from financing activities:
    Borrowings on long-term debt                                           4,000,000           12,950,000         13,000,000
    Proceeds from exercise of stock options                                   12,000               11,000              -
    Tax effect of disqualifying dispositions of stock options                  -                    3,000              -
    Payments on long-term debt                                            (6,069,000)         (10,017,000)           (16,000)
    Repurchase of Company stock                                             (830,000)          (1,549,000)             -
                                                                   -------------------   -----------------    ----------------
                  Net cash (used in) provided by financing
                  activities                                              (2,887,000)           1,398,000         12,984,000
                                                                   -------------------   ------------------   ----------------

Impact of changes in exchange rates on cash                                   44,000              (59,000)             -

                  Net increase (decrease) in cash and cash
                  equivalents                                                201,000             (137,000)          (845,000)
Cash and cash equivalents, beginning of year                                 163,000              300,000          1,145,000
                                                                   -------------------   ------------------   ----------------
Cash and cash equivalents, end of year                                   $   364,000         $    163,000       $    300,000
                                                                   -------------------   ------------------   ----------------
                                                                   -------------------   ------------------   ----------------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                               $ 1,182,000         $  1,008,000       $    758,000
    Cash paid for income taxes                                           $   996,000         $  1,410,000       $  1,710,000
                                                                   -------------------   ------------------   ----------------
                                                                   -------------------   ------------------   ----------------


See accompanying notes to financial statements.

                         TAITRON COMPONENTS INCORPORATED

                          Notes to Financial Statements

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers and original equipment manufacturers (OEMs), who incorporate these devices into their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components.

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

       The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States relationship with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. Management estimates that over 50% of the Company's products are produced in Asia.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Management of the Company maintains a relatively low cash balance as cash is used to buy inventory and to repay debt in order to reduce interest cost.

       REVENUE RECOGNITION

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the years ended December 31, 1998, 1997 and 1996 aggregated $1,128,000, $1,110,000 and $1,536,000, respectively.

       ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

       The allowance for sales returns and doubtful accounts was $160,000 and $135,000 at December 31, 1998 and 1997, respectively.

       INVENTORY

       Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented in the accompanying financial statements is net of valuation allowances of $1,593,000 and $1,291,000 at December 31, 1998 and 1997, respectively.

       DEPRECIATION AND AMORTIZATION

       Depreciation and amortization of property and equipment are computed principally using the accelerated and the straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements.

       IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       STOCK OPTION PLAN

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, under which, compensation expense would be recorded in the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

       FOREIGN CURRENCY TRANSLATION

       The financial statements of the Company's division in Taiwan, which was established in 1997, are translated into United States dollars. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity as comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. Such transactional gains and losses are immaterial to the financial statements for 1998, 1997 and 1996

       COMPREHENSIVE INCOME

       In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which prescribes standards for reporting comprehensive income and its components. The Company's comprehensive income consists of net earnings for the current period and the realized foreign currency translation adjustments.

       RECLASSIFICATIONS

       Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 financial statement presentation.

       USE OF ESTIMATES

       The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates have a significant impact on the Company's valuation and reserve accounts relating to the Company's allowance for sales returns, doubtful accounts and inventory reserves. Actual results could differ from these estimates.

(2)    PROPERTY AND EQUIPMENT

       Property and equipment, at cost, is summarized as follows:


                                                                       DECEMBER 31,
                                                           ---------------------------------------
                                                                 1998                 1997
                                                           ------------------   ------------------
       Land                                             $         474,000    $         474,000
       Building and improvements                                1,487,000            1,479,000
       Furniture and equipment                                    524,000              514,000
       Computer and test equipment                              1,527,000              570,000
                                                           ------------------   ------------------
                                                                4,012,000            3,037,000
       Less accumulated depreciation and amortization           1,036,000              728,000
                                                           ------------------   ------------------
                                                        $       2,976,000    $       2,309,000
                                                           ------------------   ------------------
                                                           ------------------   ------------------


(3)    REVOLVING LINE OF CREDIT

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

       Both the old and new revolving lines of credit contain security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (7.75% and 8.5% at December 31, 1998 and 1997, respectively) or at the option of the Company, at LIBOR (weighted average of 5.34% and 5.65% at December 31, 1998 and 1997 respectively) plus 1.375% after May 6, 1997 and 1.5% prior to that date.

(4)    LONG-TERM DEBT

       Long-term debt at December 31, 1998 and 1997 consists of the following:


                                                                               1998               1997
                                                                       -----------------  -----------------
       Second trust deed loan payable in monthly installments of
           $4,390, bearing interest at the rate of 6.359% per annum,
           due December 1, 2013 and guaranteed by certain officers
           of the Company                                              $         475,000  $         494,000
       8% convertible subordinated debenture, interest
           due May 18, 2001.                                                   3,000,000          3,000,000
                                                                          --------------     --------------

                                                                               3,475,000          3,494,000
       Less current portion                                                       20,000             19,000
                                                                          ---------------    ---------------
                                                                       $       3,455,000  $       3,475,000
                                                                          --------------     --------------
                                                                          --------------     --------------


       Minimum future payments of long-term debt are summarized as follows:


       Year ending December 31:
               1999                             $          20,000
               2000                                        21,000
               2001                                     3,022,000
               2002                                        24,000
               2003                                        26,000
               Thereafter                                 362,000
                                                   -----------------
                                                $       3,475,000
                                                   -----------------
                                                   -----------------


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

(4)    SHAREHOLDERS' EQUITY

       There are 5,000,000 shares authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

       There are 20,000,000 shares authorized Class A common stock, par value $.001 per share, with 5,376,096 and 5,685,062 shares issued and outstanding as of December 31, 1998 and 1997, respectively. Each holder of Class A common stock is entitled to one vote for each share held.

       There are 762,612 shares authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 1998 and 1997. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is sole beneficial owner of all the outstanding shares of Class B common stock.

       During 1998 and 1997, the Company repurchased 314,300 and 487,113 shares of its Class A Common Stock on the open market for $830,000 and $1,549,000 in the aggregate and permanently retired such shares.

(5)    INCOME TAXES

       Income tax expense is summarized as follows:


                                                                          YEAR ENDED DECEMBER 31
                                                           -----------------------------------------------------
                                                                1998               1997                 1996
                                                           ----------------   ----------------   ----------------
      Current:
          Federal                                       $         867,000  $       1,008,000  $       1,272,000
          State                                                   301,000            316,000            392,000
                                                           ----------------   ----------------   ---------------
                                                                1,168,000          1,324,000          1,664,000
      Deferred:
          Federal                                                 (80,000)           (86,000)          (197,000)
          State                                                   (65,000)           (18,000)           (43,000)
                                                           ----------------   ----------------   ---------------
                                                                 (145,000)          (104,000)          (240,000)
                                                           ----------------   ----------------   ---------------
                                                        $       1,023,000  $       1,220,000  $       1,424,000
                                                           ----------------   ----------------   ---------------
                                                           ----------------   ----------------   ---------------


       The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:


                                                                      YEAR ENDED DECEMBER 31
                                                           ---------------------------------------------
                                                                 1998                1997               1996
                                                           ------------------   ----------------   ----------------
       "Expected" income tax expense                    $         857,000    $       1,044,000  $       1,218,000
       State tax expense, net of Federal benefit                  155,000              190,000            220,000
       Other                                                       11,000              (14,000)           (14,000)
                                                          ------------------   ----------------   ----------------
                                                        $       1,023,000    $       1,220,000  $       1,424,000
                                                          ------------------   ----------------   ----------------
                                                          ------------------   ----------------   ----------------


       The tax effects of temporary differences which give rise to significant portions of the deferred tax assets are summarized as follows:


                                                                         DECEMBER 31
                                                             ------------------------------------
        DEFERRED TAX ASSETS:                                      1998                1997
                                                             ----------------   -----------------
        Inventory reserves                               $          586,000  $         455,000
        Section 263a adjustment                                     162,000            150,000
        Allowances for bad debts and returns                         69,000             84,000
        Accrued expenses                                             78,000             49,000
        Other                                                         9,000              -
                                                             ----------------   -----------------
        Total deferred tax assets                                   904,000            738,000
        Deferred tax liability - depreciation                       (43,000)           (22,000)
                                                             ----------------   -----------------
        Net deferred tax assets                          $          861,000  $         716,000
                                                             ----------------   -----------------
                                                             ----------------   -----------------


       Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods in which the temporary differences are deductible, management has concluded that, as of December 31, 1998, it is more likely than not that the Company will realize the benefits of these deductible differences.

(6)    401(K) PROFIT SHARING PLAN

       In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
       Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution at the discretion of the Company which vests immediately, as defined by the plan. For the years ended December 31, 1998, 1997 and 1996 employer matching contributions aggregated approximately $32,000, $29,000 and $30,000, respectively. The plan purchased 17,942, 28,666 and 28,991 shares of the Company's common stock on the open market for cash consideration of approximately $34,000, $97,000 and $135,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

(7)    STOCK OPTIONS AND WARRANTS

       In March 1995, the Company established the 1995 Stock Incentive Plan (the
       Plan) expiring in March, 2005. The Plan provides for the issuance of an aggregate of 740,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest ratably over three years commencing one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to such committee and each year thereafter. The exercise price of these options will be equal to the fair market value of the Company's Class A common stock at the date of grant.

       In November 1996, the Company gave each employee who held options and SARs issued during 1995 and 1996 with exercise prices of $5.25 and $7.125 the right to receive, in place of such options, an amended option for half the shares covered by the original option but with a reduced exercise price of $2.25 (the market price on November 21, 1996).

       In connection with the Company's initial public offering, the Company issued warrants exercisable over a period of four years commencing April 19, 1996 to purchase 220,000 shares of the Company's Class A common stock at a price of $6.30, which is 120% of the initial public offering price.

       In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $0, $3,800 and $1,200 in 1998, 1997 and 1996, respectively.

       The fair value of options, SAR's and warrants used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: Dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6% and an expected holding period of five years. The incremental fair value of the modified options substituted for options issued during 1995, used to compute pro forma net earnings and earnings per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6%; and an expected holding period of 3.5 years, adjusted to reflect the remaining period to maturity of the modified options.

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


                                                                               YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                          1998           1997           1996
                                                                          ----           ----           ----
       Net earnings                       As reported                $1,499,000      $1,850,000     $2,158,000
                                          Pro forma                  $1,410,000      $1,482,000     $1,838,000
       Diluted Earnings per share         As reported                $      .24      $      .27     $      .31
                                          Pro forma                  $      .22      $      .22     $      .26


       The disclosure of compensation cost under this pronouncement may not be representative of the effects on net earnings for future years. Stock option and SAR activity during the periods indicated is as follows:


                                                                                                WEIGHTED AVERAGE
                                                                                NUMBER              EXERCISE
                                                                              OF SHARES              PRICE
                                                                              ---------              -----
       Balance at December 31, 1995                                               329,300              $ 6.44
         Granted                                                                  162,050                2.34
         Exercised                                                                 -                      -
         Forfeited                                                                (35,200)               6.44
         Canceled                                                                (294,100)               6.44
                                                                           -----------------
       Balance at December 31, 1996                                               162,050                2.34
                                                                           -----------------
          Granted                                                                 253,400                2.51
          Exercised                                                                 (4,834)              2.25
          Forfeited                                                               (33,066)               2.50
          Canceled                                                                 -                      -
                                                                           -----------------
       Balance at December 31, 1997                                              377,550                 2.44
                                                                           -----------------
          Granted                                                                    -                   -
          Exercised                                                                (5,334)               2.25
          Forfeited                                                               (36,966)               2.67
          Canceled                                                                   -                    -
                                                                           -----------------
       Balance at December 31, 1998                                              335,250               $ 2.66
                                                                           -----------------


       The weighted average fair value of options granted in 1997 and 1996 was $.94 and $.76, respectively. There were no options granted in 1998.

       At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $2.25 to $3.25 and 19 months, respectively.

       At December 31, 1998, 1997 and 1996, the number of options exercisable was 251,566, 193,006 and 49,017, respectively, and weighted average exercise prices of those options were $2.67, $2.36 and $2.25, respectively.

(8)     NET EARNINGS PER SHARE

       The following data show a reconciliation of the numerators and the denominators used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.


                                                                               YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                      1998               1997              1996
                                                                   -------------      -------------     --------------
       Net earnings available to common
            shareholders used in basic EPS                     $   1,499,000     $    1,850,000     $   2,158,000
                                                                   -------------      -------------     --------------
                                                                   -------------      -------------     --------------
       Weighted average number of common shares
             used in basic EPS                                     6,277,697          6,643,975         6,929,953
                                                                   -------------      -------------     --------------
       Basic EPS                                               $         .24     $          .28     $         .31
                                                                   -------------      -------------     --------------
       Effect of dilutive securities:
            Warrants                                                      -                  -                 -
            Options                                                    9,215             88,881            73,930
                                                                   -------------      -------------     --------------
       Weighted number of common shares and
            dilutive potential common shares used in
            diluted EPS                                            6,286,912          6,732,856         7,003,883
                                                                   -------------      -------------     --------------
                                                                   -------------      -------------     --------------
       Diluted  EPS                                            $         .24     $          .27      $        .31
                                                                   -------------      -------------     --------------
                                                                   -------------      -------------     --------------


       Warrants on 220,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1998, 1997 and 1996 because their effects were antidilutive. Also, convertible subordinated debentures convertible into 571,429 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1998 and 1997 because their effects were antidilutive.

(9)    COMMITMENTS AND CONTINGENCIES

       OPERATING LEASES

       The Company leases equipment under noncancelable operating leases expiring on various dates through 1999 with total future commitments of $95,000. In May 1996, the Company entered into a two year lease for additional warehouse space of approximately 30,000 square feet located in Santa Clarita, California which is now completely occupied by the Company. Rental expense for the years ended December 31, 1998, 1997 and 1996 aggregated $175,000, $160,000 and $112,000, respectively.

       At December 31, 1998 and 1997, the Company had no standby or commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).

(10)   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

       The following is the Company's schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 1998, 1997 and 1996:


                                                    BALANCE AT           CHARGED TO                              BALANCE
                                                     BEGINNING           COSTS AND                               AT END
                                                      OF YEAR             EXPENSES          DEDUCTIONS           OF YEAR
                                                   --------------      ---------------    ----------------    --------------
       Allowance for sales returns and
            doubtful accounts:
            1996                              $       138,000     $        1,540,000   $     1,543,000     $     135,000
            1997                              $       135,000     $        1,169,000   $     1,169,000     $     135,000
            1998                              $       135,000     $        1,006,000   $       981,000     $     160,000

       Inventory reserves:
            1996                              $       447,000     $          541,000   $         -         $     988,000
            1997                              $       988,000     $          303,000   $         -         $   1,291,000
            1998                              $     1,291,000     $          302,000   $         -         $   1,593,000


(11)   SUBSEQUENT EVENTS

       During February, 1999, the Company converted accounts receivable of $346,000 and $87,000, due from two unrelated customers, into notes receivable for the same amounts, bearing annual interest of 9% each and due in February 2000 and May 1999, respectively.

ITEM 9.CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ACCOUNTING AND
                      FINANCIAL DISCLOSURES

         On December 8, 1998, the Company filed on Form 8-K, dated December 2, 1998, reporting a change of the Company's accountants. KPMG, LLP (formerly known as KPMG Peat Marwick LLP) ("KPMG") was previously the principal accountants for the Company. On December 2, 1998, KPMG was dismissed by the Company as principal accountants and Grant Thornton LLP was engaged as principal accountants to audit the accounts of the company for the year ending December 31, 1998. The decision to change accountants was approved by the Company's Audit Committee and the Board of Directors.

         During the fiscal years ended December 31, 1997 and 1996 and through the date of this report, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which disagreement, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the matter of such disagreement in connection with the Form 8-K, dated December 2, 1998. The accountant's report for the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Company had requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is filed as Exhibit 16 to the Form 8-K, dated December 2, 1998, incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

                  Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1998.

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

          10.2   1995 Stock Incentive Plan, As Amended *****

          10.3 Form of Employment Agreement, dated as of January 1, 1995, by and between the Registrant and Stewart Wang.*

          10.4 Loan and Security Agreement, dated May 5, 1994, between the Registrant and Union Bank.*

          10.5 Loan Agreement, dated October 15, 1993, by and between the Registrant and California Statewide Certified Development Corporation.*

          10.6 Wm Michaels Limited Regional Prototype Defined Contribution Plan and Trust.****

          10.7   Form of Sales Representative Agreement.*

          10.8 Loan Agreement, dated June 16, 1995, between Registrant and Union Bank.**

          10.9 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings.***

          10.10 Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave. Scott, Santa Clarita, California 91355.***

          10.11 Amended Loan Agreement and Note, dated January 2, 1997, between Registrant and Union Bank. Amended Loan Agreement and Note, dated March 13, 1997, between Registrant and Union Bank.*****

          10.12 Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

          10.13 Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

          10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

           23.1  Consent of KPMG, LLP

           24.1 Power of Attorney (see page 41 of this Annual Report on Form 10-K).

           27    Financial Data Schedule
------------------------------------------------------------------------------

       * Incorporation by reference from Taitron Components Incorporated Registration Statement on Form SB-2, Registration No. 33-90294-LA.

       ** Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

       *** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

       **** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

       ***** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1998.

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

                                              TAITRON COMPONENTS INCORPORATED
                                              (Registrant)

                                              By   /s/ Stewart Wang
                                                  ---------------------------
                                              Stewart Wang
                                              Its:  Chief Executive Officer

                                              Date:       March 29, 1999
                                                    --------------------------

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


                  Signature                          Title                                                Date
                  ---------                          -----                                                ----
/s/ Johnson Ku                                       Chairman of the Board                       March 29, 1999
------------------------------------------------
Johnson Ku


/s/ Stewart Wang                                     Chief Executive Officer, President          March 29, 1999
------------------------------------------------     and Director
Stewart Wang                                         (Principal Executive Officer)


/s/ Steven H. Dong                                   Chief Financial Officer                     March 29, 1999
------------------------------------------------     and Secretary
Steven H. Dong                                       (Principal Financial and Accounting Officer)


/s/ Richard Chiang                                    Director                                   March 29, 1999
------------------------------------------------
Richard Chiang


/s/ Winston Gu                                        Director                                   March 29, 1999
------------------------------------------------
Winston Gu


/s/ Felix Sung                                        Director                                    March 29, 1999
------------------------------------------------
Felix Sung
