Form 10-Q
period 1999-03-31
TAITRON COMPONENTS INC
filed 1999-05-14
CIK 942126

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

                                 (661) 257-6060
              (Registrant's Telephone Number, Including Area Code)

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

Class A Common Stock, $.001 par value, 5,353,996 shares outstanding as of April 30, 1998

Class B Common Stock, $.001 par value, 762,612 shares outstanding as of April 30, 1998

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                            Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                                     MARCH 31,           DECEMBER 31,
                                   ASSETS                                               1999                 1998
                                                                                  -----------------    -----------------
                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $           50       $          364
    Trade accounts receivable, net                                                         3,877                4,528
    Inventory                                                                             33,231               34,868
    Prepaid expenses                                                                         337                  360
     Deferred income taxes and other current assets                                        1,423                1,151
                                                                                  -----------------    -----------------
           Total current assets                                                           38,918               41,271

Property and equipment, net                                                                2,879                2,976
Other assets                                                                                 362                  336
                                                                                  -----------------    -----------------

           Total assets                                                           $       42,159       $       44,583
                                                                                  -----------------    -----------------
                                                                                  -----------------    -----------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of bank revolving line of credit and long term debt                   10,130               10,920
    Trade accounts payable                                                                 2,439                4,407
    Accrued liabilities                                                                      822                  705
                                                                                  -----------------    -----------------
           Total current liabilities                                                      13,391               16,032
                                                                                  -----------------    -----------------

Long-term debt, less current portion                                                       3,450                3,455
                                                                                  -----------------    -----------------

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares; none
      issued or outstanding.                                                                  --                   --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 5,353,996 and  5,376,096 shares as of March 31,                   5                    5
      1999 and December 31, 1998, respectively.
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612, shares as of March 31, 1999 and 1998.                               1                    1
    Additional paid-in capital                                                            12,139               12,179
    Accumulated comprehensive income                                                         (15)                 (13)
    Retained earnings                                                                     13,188               12,924
                                                                                  -----------------    -----------------

           Total shareholders' equity                                                     25,318               25,096
                                                                                  -----------------    -----------------

           Total liabilities and shareholders' equity                             $       42,159       $       44,583
                                                                                  -----------------    -----------------
                                                                                  -----------------    -----------------


See accompanying notes to financial statements

                         TAITRON COMPONENTS INCORPORATED

                        Condensed Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                                                THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------
                                                                 1999                  1998
                                                          -------------------    ------------------
                                                             (Unaudited)            (Unaudited)
Net sales                                                 $        6,809         $        8,574

Cost of goods sold                                                 4,775                  6,074
                                                          -------------------    ------------------

Gross profit                                                       2,034                  2,500

Selling, general and administrative expenses                       1,389                  1,364
                                                          -------------------    ------------------

         Operating earnings                                          645                  1,136

Interest expense, net                                                219                    290
Other expense (income), net                                          (23)                     8
                                                          -------------------    ------------------

         Earnings before income taxes                                449                    838

Income tax expense                                                   185                    335
                                                          -------------------    ------------------

         Net earnings                                     $          264         $          503
                                                          -------------------    ------------------

Earnings Per Share:
     Basic                                                $          .04         $          .08
                                                          -------------------    ------------------
                                                          -------------------    ------------------
     Diluted                                              $          .04         $          .08
                                                          -------------------    ------------------
                                                          -------------------    ------------------

Weighted average common shares outstanding:
     Basic                                                     6,118,608              6,366,141
                                                          -------------------    ------------------
                                                          -------------------    ------------------
     Diluted                                                   6,118,608              6,393,702
                                                          -------------------    ------------------
                                                          -------------------    ------------------



See accompanying notes to financial statements

                         TAITRON COMPONENTS INCORPORATED

                       Condensed Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                 THREE MONTHS ENDED MARCH 31
                                                                            ---------------------------------------
                                                                                  1999                 1998
                                                                            ------------------   ------------------
                                                                               (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net earnings                                                            $          264       $          503
                                                                            ------------------   ------------------

    Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                      111                   44
    Deferred income taxes                                                               --                  (33)
    Changes in:
      Trade accounts receivable                                                        651                 (340)
      Inventory                                                                      1,637               (1,785)
      Prepaid expenses                                                                  23                  307
      Other current assets                                                            (272)                  --
      Other assets                                                                     (26)                  (7)
      Trade accounts payable                                                        (1,968)               2,387
      Accrued and other liabilities                                                    117                  276
                                                                            ------------------   ------------------

              Total adjustments                                                        273                  849
                                                                            ------------------   ------------------

              Net cash provided by operating activities                                537                1,352
                                                                            ------------------   ------------------

Cash flows from investing activities -
      Acquisitions of property and equipment                                           (14)                (238)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Borrowings made on revolving line of credit and long term debt                     600                  600
    Payments made on revolving line of credit and long term debt                    (1,397)              (1,455)
    Repurchase of Class A Common Stock                                                 (40)                (349)
                                                                            ------------------   ------------------

              Net cash used in financing activities                                   (837)              (1,204)
                                                                            ------------------   ------------------

              Net decrease in cash and cash equivalents                               (314)                 (90)

Cash and cash equivalents, beginning of period                                         364                  163
                                                                            ------------------   ------------------

Cash and cash equivalents, end of period                                    $           50       $           73
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                  $          150       $          217
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------

    Cash paid for income taxes                                              $           --       $            8
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------


See accompanying notes to financial statements

                         TAITRON COMPONENTS INCORPORATED
                          Notes to Financial Statements
                                 March 31, 1999

(1)    BASIS OF PRESENTATION

       The financial information furnished herein is unaudited, and, in the opinion of the management, includes all adjustments (all of which are normal, recurring adjustments) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

       The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1998.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REVENUE RECOGNITION

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 1999 and 1998 aggregated $211,000 and $285,000, respectively.

       ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

       The allowance for sales returns and doubtful accounts at March 31, 1999 and December 31, 1998 aggregated $149,000 and $160,000, respectively.

       INVENTORY

       Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,200,000 and $1,593,000 at March 31, 1999 and December 31, 1998, respectively.

       RECLASSIFICATION

       The 1998 balances have been reclassified to conform with the 1999 balances where appropriate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other semiconductors, optoelectronic devices and passive components to other electronic distributors and to original equipment manufacturers.

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                                             THREE MONTH PERIOD ENDED
                                                                                     MARCH 31,
                                                                         --------------------------------
                                                                             1999               1998
                                                                         --------------     -------------
                                                                              (Dollars in Thousands)
Net sales                                                                $       6,809             8,574

Cost of goods sold                                                               4,775             6,074

Gross profit                                                                     2,034             2,500
       % of net sales                                                            29.9%             29.2%

Selling, general and administrative expenses                                     1,389             1,364
       % of net sales                                                            20.4%             15.9%

Operating earnings                                                                 645             1,136
       % of net sales                                                             9.5%             13.2%

Interest expense, net                                                              219               290
       % of net sales                                                             3.2%              3.4%

Net earnings                                                                       264               503
       % of net sales                                                             3.9%              5.9%

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998

         Net sales for the three months ended March 31, 1999 were $6,809,000, compared with net sales for the three months ended March 31, 1998 of $8,574,000, a decrease of $1,765,000 or 20.6%. This sales decrease was attributable principally to a decline in the Company's domestic sales volume of approximately $1,368,000. For most of the current quarter, the supply for discrete semiconductors was greater than the demand. A decrease in export sales of $413,000 also contributed to the decline in net sales. The decline in net sales was principally a result of a continued industry wide decline in demand for discrete semiconductors.

         Cost of goods sold decreased by $1,299,000 to $4,775,000 for the three month period ended March 31, 1999, a decrease of 21.4% from the three month period ended March 31, 1998. Cost of goods sold decreased principally as a result of the decrease in the number of units sold. Gross profit decreased by $466,000 to $2,034,000 for the three months ended March 31, 1999 from $2,500,000 for the same period in 1998. Cost of goods sold as a percentage of net sales was 70.1% in the first three months of 1998, a decrease from 70.9% in the first three months of 1998.

         Selling, general and administrative expenses increased by $25,000 or 1.8% for the three months ended March 31, 1999 compared to the same period of 1998. As expected, there was no significant change in the Company's operating expenses during the current quarter ended March 31, 1999, when compared to the same quarter last year.

         Operating earnings decreased by $491,000 or 43.2% between the three month period ended March 31, 1999 and 1998, and decreased as a percentage of net sales to 9.5% from 13.2%. Operating earnings decreased principally as a result of decreased net sales and a small increase in selling, general and administrative expenses described above.

         Interest expense, net of interest income for the three months ended March 31, 1999 decreased by $71,000 compared to the three months ended March 31, 1998. The decrease is due to decreased borrowings as smaller purchases of inventory were made during the current quarter as compared to the same quarter last year.

          Income taxes were $185,000 in the three months ended March 31, 1999, representing an effective tax rate of 41.2%, compared to $335,000 for the same period in 1998, an effective tax rate of 40.0%.

         The Company had net earnings of $264,000 for the three months ended March 31, 1999 as compared with net earnings of $503,000 for the three months ended March 31, 1998, a decrease of $239,000 or 47.5% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 3.9% from 5.9%.

SUPPLY AND DEMAND ISSUES

        Beginning in 1996 and continuing through the current quarter ended March 31, 1999, the supply of most products distributed by the Company has been more than sufficient to meet customer's demand for these products. The weak demand left suppliers with large amounts of uncommitted products. When the opportunity arises, the Company may consider taking advantage of this situation by making opportunistic purchases of suppliers' uncommitted capacity at favorable pricing, however, since the later part of 1997, the Company also has focused on reducing it's overall inventory on hand. Management attempts to structure inventory levels in such a way as to poise the Company to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on the Company's earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of the Company's cash flows resulting from its operating, investing and financing activities for the three months ended March 31, 1999 and 1998 were as follows:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------
                                                                              1999              1998
                                                                             ------            -------
                                                                               (Dollars in Thousands)
           Operating activities..........................................    $ 537             $ 1,352
           Investing activities..........................................      (14)               (238)
           Financing activities..........................................     (837)             (1,204)


        Cash flows from operating activities decreased to $537,000 from $1,352,000 during the three months ended March 31, 1999 and 1998, respectively, which is partially due to the over all decline in sales during the current quarter as compared to the same quarter last year. Moreover, in positioning itself as a "discrete components superstore," the Company has been required to carry large inventory levels. However, since 1997, the Company has focused on utilizing its current inventory, thereby reducing inventory through 1999. As a result, inventory has decreased from $34.9 million at December 31, 1998 to $33.2 million at March 31, 1999. Cash flows generated by the decrease in inventory was offset by a greater decrease in accounts payable during the current quarter ended March 31, 1999, compared to the same quarter last year.

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

        Cash flows used in investing activities decreased to $14,000 from $238,000 during the three months ended March 31, 1999 and 1998, respectively, primarily due to fewer purchases of fixed assets during the current quarter ended March 31, 1999, as compared to the same period last year. During the first quarter of fiscal 1998, the Company began to purchase its Oracle Application System, which was fully implemented in the second quarter of fiscal 1998. There were no such purchases during the current quarter ended March 31, 1999.

        Cash flows used in financing activities decreased to $837,000 from $1,204,000 during the three months ended March 31, 1999 and 1998, respectively, primarily due to less repurchases of the Company's Class A common stock and less payments on the Company's bank revolving lines of credit and long term debt during the current quarter ended March 31, 1999, as compared to the same quarter ended March 31, 1998.

          The Company believes that funds generated from operations and it's bank revolving lines of credit will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

         As of the date of this Report, the Company has no commitments for other equity or other debt financing or other capital expenditures.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. The Company wishes to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact the Company's future results are set forth in detail in the Company's most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in the Company's Form 10-K for the year ended December 31, 1998 under the heading "Cautionary Statements and Risk Factors."

YEAR 2000

        The Company's Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of computer chips being unable to distinguish between the year 1900 and the year 2000. The Project consists of three elements. First, the Company is evaluating its Year 2000 readiness in both information technology ("IT") and non-IT systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors. Non-IT systems are more difficult to assess and repair than IT systems. Second, for both IT and non-IT systems, the Company is planning and implementing any necessary changes that the Company believes will make the Company ready for the Year 2000. Third, the Company is evaluating the effect that third-parties Year 2000 readiness may have on the Company's business.

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

PART II. OTHER INFORMATION

Item 1. through Item 5.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

                 27   Financial Data Schedule

(b)      Reports on Form 8-K:

                 None

SIGNATURES



                  In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TAITRON COMPONENTS INCORPORATED






Date:    May 12, 1999                By:       /s/ Stewart Wang
                                         -------------------------------------
                                              Stewart Wang
                                              Chief Executive Officer
                                              and Director



Date:    May 12, 1999                By:       /s/ Steven H. Dong
                                         -------------------------------------
                                              Steven H. Dong
                                              Chief Financial Officer
                                              (Principal Accounting Officer)