Form 10-Q
period 1999-06-30
TAITRON COMPONENTS INC
filed 1999-08-12
CIK 942126

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Class A Common Stock, $.001 par value, 5,198,696 shares outstanding as of
July 31, 1999
Class B Common Stock, $.001 par value, 762,612 shares outstanding as of July 31, 1999

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                                              TAITRON COMPONENTS INCORPORATED

                                           Condensed Consolidated Balance Sheets
                                                  (Dollars in thousands)

                                                                          JUNE 30,            DECEMBER 31,
                                 ASSETS                                     1999                  1998
                                                                      ------------------   -----------------
                                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                                            $     96                     364
    Trade accounts receivable, net                                          4,367                   4,528
    Inventory                                                              31,148                  34,868
    Notes receivable                                                          505                     360
    Deferred income taxes and other current assets                          1,328                   1,151
                                                                         -----------          -------------
           Total current assets                                            37,444                  41,271

Property and equipment, net                                                 6,316                   2,976
Other assets                                                                   68                     336
                                                                         -----------          -------------

           Total assets                                                  $ 43,828                  44,583
                                                                         -----------          -------------
                                                                         -----------          -------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                      12,120                  10,920
    Trade accounts payable                                                  2,138                   4,407
    Accrued liabilities and other                                             664                     705
                                                                         -----------          -------------
           Total current liabilities                                       14,922                  16,032
                                                                         -----------          -------------

Long-term debt, less current portion                                        3,445                   3,455
                                                                         -----------          -------------

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued or outstanding                                               --                      --
    Class A common stock, $.001 par value.  Authorized 20,000,000
      shares; issued and outstanding 5,285,996 shares                           5                       5
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612 shares                                                1                       1
    Additional paid-in capital                                             12,000                  12,179
    Foreign currency translation adjustment                                     2                     (13)
    Retained earnings                                                      13,453                  12,924
                                                                         -----------          -------------

           Total shareholders' equity                                      25,461                  25,096
                                                                         -----------          -------------

           Total liabilities and shareholders' equity                    $ 43,828                  44,583
                                                                         -----------          -------------
                                                                         -----------          -------------

See accompanying notes to condensed consolidated financial statements

                              TAITRON COMPONENTS INCORPORATED

                       Condensed Consolidated Statements of Earnings
                     (Dollars in thousands, except per share amounts)

                                                   Three months ended June 30,                     Six months ended June 30,
                                                   1999                   1998                     1999               1998
                                             -----------------       ----------------       ----------------    ----------------
                                               (Unaudited)             (Unaudited)            (Unaudited)         (Unaudited)
Net sales                                 $           7,491     $             7,646          $      14,300       $      16,219

Cost of goods sold                                    5,368                   5,392                 10,107              11,465
                                             -----------------       ----------------       ----------------    ----------------

Gross profit                                          2,123                   2,254                  4,193               4,754

Selling, general and administrative
    expenses                                          1,459                   1,213                  2,849               2,577
                                             -----------------       ----------------       ----------------    ----------------

         Operating earnings                             664                   1,041                  1,344               2,177

Interest expense, net                                   210                     318                    430                 608
Other expense (income), net                             (11)                      7                    (13)                 15
                                             -----------------       ----------------       ----------------    ----------------

         Earnings before income taxes                   465                     716                    927               1,554

Income tax expense                                      200                     288                    398                 623
                                             -----------------       ----------------       ----------------    ----------------

         Net earnings                     $             265     $               428          $         529       $         931
                                             -----------------       ----------------       ----------------    ----------------
                                             -----------------       ----------------       ----------------    ----------------

Basic earnings per share                  $            .04      $               .07          $         .09       $         .14
                                             -----------------       ----------------       ----------------    ----------------
                                             -----------------       ----------------       ----------------    ----------------

Diluted earnings per share                $            .04      $               .07          $         .09       $         .14
                                             -----------------       ----------------       ----------------    ----------------
                                             -----------------       ----------------       ----------------    ----------------

Basic weighted average shares outstanding        6,099,000                6,244,000              6,111,000           6,567,000
                                             -----------------       ----------------       ----------------    ----------------
                                             -----------------       ----------------       ----------------    ----------------

Diluted weighted average shares outstanding      6,220,000                6,290,000              6,191,000           6,613,000
                                             -----------------       ----------------       ----------------    ----------------
                                             -----------------       ----------------       ----------------    ----------------


See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------------
                                                                                  1999                 1998
                                                                            ------------------   ------------------
                                                                               (Unaudited)         (Unaudited)
Cash flows from operating activities:
    Net earnings                                                         $             529    $             931
                                                                            ------------------   ------------------

    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
    Depreciation and amortization                                                      208                   91
    Changes in:
      Trade accounts receivable                                                        161                  698
      Inventory                                                                      3,720               (2,183)
      Prepaid expenses and other current assets                                       (322)                 218
      Other assets                                                                     259                    2
      Trade accounts payable                                                        (2,269)                 112
      Accrued liabilities and other                                                    (41)                (303)
                                                                            ------------------   ------------------

              Total adjustments                                                      1,716               (1,365)
                                                                            ------------------   ------------------

              Net cash provided by (used in) operating activities                    2,245                 (434)
                                                                            ------------------   ------------------

Cash flows from investing activities - Net cash used in acquisitions
    of property and equipment                                                       (3,539)                (577)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Borrowings made on revolving line of credit and long term debt                   4,800                3,090
    Payments made on revolving line of credit and long term debt                    (3,610)              (1,450)
    Repurchase of Class A Common Stock                                                (179)                (651)
    Exercise of stock options                                                           --                   12
    Change in foreign currency translation                                              15                  (12)

                                                                            ------------------   ------------------
              Net cash provided by financing activities                              1,026                  989
                                                                            ------------------   ------------------

              Net decrease in cash and cash equivalents                               (268)                 (22)

Cash and cash equivalents, beginning of period                                         364                  163
                                                                            ------------------   ------------------

Cash and cash equivalents, end of period                                 $              96    $             141
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------

Supplemental disclosure of cash flow information:
    Cash paid for interest                                               $             516    $             667
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------

    Cash paid for income taxes                                           $             343    $             522
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------


See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1999

(1)    BASIS OF PRESENTATION

       The condensed consolidated financial information furnished herein is unaudited, but, in the opinion of management, includes all adjustments (all of which are normal, recurring adjustments) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1998.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

       REVENUE RECOGNITION

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 1999 and 1998 aggregated to $212,000 and $220,000, respectively and for the six months ended June 30, 1999 and 1998 aggregated to $394,000 and $505,000, respectively.

       ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

       The allowance for sales returns and doubtful accounts at June 30, 1999 and December 31, 1998 aggregated to $134,000 and $160,000, respectively.

       INVENTORY

       Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,457,000 and $1,593,000 at June 30, 1999 and December 31, 1998, respectively.

       RECLASSIFICATION

       The 1998 balances have been reclassified to conform with the 1999 balances where appropriate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                            Three Month                             Six Month
                                                       Period Ended June 30,                  Period Ended June 30,
( Dollars in thousands)                             ---------------------------------      ----------------------------------
------------------------                                  1999               1998               1999               1998
                                                    ----------------    -------------      --------------    ----------------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                           $         7,491     $      7,646        $     14,300     $        16,219

Cost of goods sold                                            5,368            5,392              10,107              11,465

Gross profit                                                  2,123            2,254               4,193               4,754
       % of net sales                                         28.3%            29.5%               29.3%               29.3%

Selling, general and administrative expenses                  1,459            1,213               2,849               2,577
       % of net sales                                         19.5%            15.9%               19.9%               15.9%

Operating earnings                                              664            1,041               1,344               2,177
       % of net sales                                          8.9%            13.6%                9.4%               13.4%

Interest expense, net                                           210              318                 430                 608
       % of net sales                                          2.8%             4.2%                3.0%                3.7%

Net earnings                                        $           265     $        428        $        529     $           931
       % of net sales                                          3.5%             5.6%                3.7%                5.7%


THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1998

        Net sales for the three months ended June 30, 1999 were $7,491,000, compared with net sales for the three months ended June 30, 1998 of $7,646,000, a decrease of $155,000 or 2%. The sales decrease is primarily attributable to a decline in our overall sales volume. Domestic sales decreased by $210,000 and export sales increased by $55,000 over the three months ended June 30, 1998. We believe the overall decrease in net sales is a result of industry wide decline in demand for discrete semiconductors.

        Cost of goods sold decreased by $24,000 to $5,368,000 for the three month period ended June 30, 1999, a decrease of .4% from the same period in 1998. The decrease is principally due to the overall decrease in sales volume. Gross profits decreased by $131,000 to $2,123,000 for the three months ended June 30, 1999 from $2,254,000 for the same period in 1998. Gross profit as a percentage of net sales was 28.3% for the three months ended June 30, 1999, a decrease from 29.5% for the same period in 1998.

        Selling, general and administrative ("SG&A") expenses increased by $246,000 or 20% for the three months ended June 30, 1999 compared to the same period of 1998. The increase is primarily attributable to increased payroll and pre-opening costs incurred from opening our newest office in New York and additional SG&A expenses from our subsidiary in Mexico. Also contributing to the increase is additional depreciation expense related to the Oracle Application System ("Oracle") purchased last year. In July 1998, we implemented Oracle which resulted in increased depreciation expense and maintenance fees beginning in the same month. As such, there were no Oracle related depreciation and maintenance fees during the comparable period last year. SG&A expenses, as a percentage of net sales, increased to 19.5% for the three months ended June 30, 1999 from 15.9% for the same period in 1998.

        Operating earnings decreased by $377,000 or 36.2% between the three month period ended June 30, 1999 and 1998, and decreased as a percentage of net sales to 8.9% from 13.6%. Operating earnings decreased principally as a result of higher SG&A expenses discussed above.

        Interest expense, net of interest income for the three months ended June 30, 1999 decreased by $108,000 compared to the three months ended June 30, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current quarter as compared to the same quarter last year.

        Income taxes were $200,000 in the three months ended June 30, 1999, representing an effective tax rate of 43%, compared to $288,000 for the same period in 1998, an effective tax rate of 40.2%.

        We had net earnings of $265,000 for the three months ended June 30, 1999 as compared with net earnings of $428,000 for the three months ended June 30, 1998, a decrease of $163,000 or 38% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 3.5% from 5.6%.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1998

        Net sales for the six months ended June 30, 1999 were $14,300,000 compared with the six months ended June 30, 1998 of $16,219,000, a decrease of $1,919,000 or 11.8%. The decrease is primarily attributable to a decline in our overall sales volume which occurred mostly in the first quarter of 1999. Domestic sales decreased by $1,592,000 and export sales decreased by $327,000 over the six months ended June 30, 1998. We believe the overall decrease in net sales is a result of industry wide decline in demand for discrete semiconductors.

         Cost of goods sold decreased by $1,358,000 to $10,107,000 for the six months ended June 30, 1999, a decrease of 11.8% from the same period in 1998. The decrease is principally due to the overall decrease in sales volume which mostly occurred in the first quarter of 1999. Gross profits decreased by

$561,000 to $4,193,000 for the six months ended June 30, 1999 from $4,754,000 for the same period in 1998 and remained unchanged as a percentage of net sales of 29.3% as compared to last year.

        SG&A expenses increased by $272,000 or 10.6% for the six months ended June 30, 1999 compared to the same period in 1998. The increase is primarily attributable to increased payroll and pre-opening costs incurred from opening our newest office in New York and additional SG&A expenses from our subsidiary in Mexico. Also contributing to the increase is additional depreciation expense related to the Oracle system purchased last year. In July 1998, we implemented Oracle, which resulted in increased depreciation expense and maintenance fees beginning in the same month. As such, there were no Oracle related depreciation and maintenance fees during the comparable period last year. SG&A expenses, as a percentage of net sales, increased to 19.9% for the six months ended June 30, 1999 from 15.9% for the same period in 1998.

         Earnings from operations decreased by $833,000 or 38.3% for the six months ended June 30, 1999 as compared to the same period in 1998 and also decreased as a percentage of net sales to 9.4% from 13.4%. The decline is primarily due to lower overall sales and higher SG&A discussed above.

        Interest expense, for the six months ended June 30, 1999 decreased by $178,000 compared to the six months ended June 30, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current six month period as compared to the same time last year.

        Income taxes were $398,000 for the six months ended June 30, 1999, representing an effective tax rate of 42.9% compared to $623,000 for the six months ended June 30, 1998, an effective tax rate of 40.1%.

         We had net earnings of $529,000 for the six months ended June 30, 1999 compared to net earnings of $931,000 for the same period in 1998, a decrease of $402,000 or 43% for the same reasons discussed above. Net earnings as a percentage of net sales decreased to 3.7% for the six months ended June 30, 1999 compared to 5.7% for the same period in 1998.

SUPPLY AND DEMAND ISSUES

        Beginning in 1996 and continuing through the current quarter ended June 30, 1999, the supply of most products distributed by us has been more than sufficient to meet customer's demand for these products. The weak demand left suppliers with large amounts of uncommitted products. When the opportunity arises, we may consider taking advantage of this situation by making opportunistic purchases of suppliers' uncommitted capacity at favorable pricing. However, since the later part of 1997, we also focused on reducing our overall inventory on hand. We attempt to structure inventory levels in such a way as to poise ourselves to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on our earnings.

        Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that a recovery in the discrete semiconductor market will take place. Also, if prices of components held in inventory decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected. See "Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

         We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 1999 and 1998 are as follows:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                             -------------------------------------
              (Dollars in thousands)                               1999                 1998
                                                             ------------------    ---------------
                                                                (Unaudited)         (Unaudited)
Operating activities..........................................    $  2,245           $   (434)
Investing activities...........................................     (3,539)              (577)
Financing activities..........................................       1,026                989


        Cash flows provided by operating activities increased to $2,245,000 during the six months ended June 30, 1999, as compared to $434,000 cash used during the six months ended June 30, 1998. The change is primarily due to lower purchases of inventory. For example, in positioning ourselves as a "Discrete Superstore," we have been required to carry large inventory levels. However, since 1997, we have focused on utilizing our current inventory, thereby reducing inventory through 1999. As a result, inventory has decreased from $34.9 million at December 31, 1998 to $31.1million at June 30, 1999, in turn, contributing to an increase in cash flow provided by operating activities during the current period ended June 30, 1999, as compared to the same time last year. Additionally, cash flows generated by the decrease in inventory was partially offset by a decrease in accounts payable and increase in accounts receivable during the current six month period as compared to the same time last year.

         The discrete semiconductor products distributed by us are mature products, used in a wide range of commercial and industrial products and industries. As a result, we have never experienced any material amounts of product obsolescence. We also attempt to control our inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by us increase the risks of price fluctuations and product obsolescence.

        Cash flows used in investing activities increased to $3,539,000 from $577,000 during the six months ended June 30, 1999 and 1998, respectively. The increase is due primarily to the purchase of our new warehouse and headquarters in the amount of $3.3 million. We anticipate moving into our newly purchased building during the fourth quarter, however, as of the date of this Report, our interior improvements remain in progress. During the first six months of fiscal 1998, we began to purchase our Oracle Application System. There were no such purchases during the current six months ended June 30, 1999.

        Cash flows provided by financing activities increased to $1,026,000 from $989,000 during the six months ended June 30, 1999 and 1998, respectively. The increase resulted, even though we had lower net borrowings on our bank revolving lines of credit because we had fewer repurchases of our Class A common stock during the current six month period as compared to the same time last year.

        We believe that funds generated from operations and our bank revolving lines of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.

        As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 1998 under the heading "Cautionary Statements and Risk Factors."

YEAR 2000

        Our Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of computer chips being unable to distinguish between the year 1900 and the year 2000. The Project consists of three elements. First, we are evaluating our Year 2000 readiness in both information technology ("IT") and non-IT systems. Non-IT systems typically include embedded technology in electronic equipment, such as microprocessors. Non-IT systems are more difficult to assess and repair than IT systems. Second, for both IT and non-IT systems, we are planning and implementing any necessary changes that we believe will make us ready for the Year 2000. Third, we are evaluating the effect that third-parties Year 2000 readiness may have on our business.

        PROJECT

        In 1997, in order to improve access to business information and to prepare us for any future growth, we began a systems replacement project to convert our then existing system to Oracle Application System. Oracle Application System was implemented during the third quarter of 1998. Oracle has represented that their products used by us are Year 2000 fully compliant meeting the requirements set out by the British Standards Institute in DISC PD-2000-1 A DEFINITION OF YEAR 2000 CONFORMITY REQUIREMENTS. Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000. The other material computer software programs utilized by us are supplied by vendors that also publish that their products are Year 2000 compliant. We believe that our IT systems are approximately 95% Year 2000 compliant now and if further evaluation uncovers a problem the software will be replaced before December 31, 1999. We have begun the evaluation of our non-IT systems, but the Project plan is to have the evaluation completed and where necessary replacement equipment installed and operational by the end of the third quarter of 1999. We have also begun the evaluation of third-parties Year 2000 readiness. This includes identifying and prioritizing critical suppliers, customers and other third-parties by communicating with them about their plans and progress in addressing the Year 2000 problem. These evaluations will be followed by the development of contingency plans, which are scheduled to be developed and monitored through the year 2000.

        COSTS

        The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to our financial position. The estimated total cost of the Year 2000 Project is less than $25,000 and consists principally of replacing old IT and Non-IT equipment where compliance with Year 2000 is in doubt. The cost of implementing the Oracle system and any resulting equipment replacement or upgrades are not included in these costs estimates as we did not accelerate the replacement of our old system due to Year 2000 issues.

        RISKS

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material external third-parties. We believe that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.


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

                                     TAITRON COMPONENTS INCORPORATED





Date:    August 13, 1999                 By:       /s/ Stewart Wang
                                             -----------------------------------
                                                  Stewart Wang
                                                  Chief Executive Officer
                                                  and Director



Date:    August 13, 1999                 By:       /s/ Steven H. Dong
                                             -----------------------------------
                                                  Steven H. Dong
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)