Form 10-Q
period 1999-09-30
TAITRON COMPONENTS INC
filed 1999-11-12
CIK 942126

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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

Class A Common Stock, $.001 par value, 5,145,196 shares outstanding as of October 15, 1999
Class B Common Stock, $.001 par value, 762,612 shares outstanding as of October 15, 1999

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                                         September 30,     December 31,
                                Assets                                       1999              1998
                                                                             ----              ----
                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                               $     65         $    364
    Trade accounts receivable, net                                             4,352            4,528
    Inventory                                                                 30,203           34,868
    Prepaid expenses                                                             392              360
    Other current assets                                                       1,238            1,151
                                                                            --------         --------
           Total current assets                                               36,250           41,271

Property and equipment, net                                                    6,329            2,976
Other assets                                                                      56              336
                                                                            --------         --------
           Total assets                                                     $ 42,635         $ 44,583
                                                                            ========         ========
                 Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt                                       $ 10,321         $ 10,920
    Trade accounts payable                                                     2,897            4,407
    Accrued liabilities and other                                                670              705
                                                                            --------         --------
           Total current liabilities                                          13,888           16,032
                                                                            --------         --------
Long-term debt, less current portion                                           3,439            3,455
                                                                            --------         --------
Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued or outstanding                                                  --               --
    Class A common stock, $.001 par value.  Authorized 20,000,000
      shares; 5,145,196 shares issued and outstanding.                             5                5
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612 shares.                                                  1                1
    Additional paid-in capital                                                11,573           12,179
    Foreign currency translation adjustment                                        8              (13)
    Retained earnings                                                         13,721           12,924
                                                                            --------         --------
           Total shareholders' equity                                         25,308           25,096
                                                                            --------         --------
           Total liabilities and shareholders' equity                       $ 42,635         $ 44,583
                                                                            ========         ========


See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share amounts)


                                 Three months ended September 30,   Nine months ended September 30,
                                    ---------------------------      ----------------------------
                                       1999             1998            1999              1998
                                    -----------      -----------     -----------      -----------
                                    (Unaudited)     (Unaudited)     (Unaudited)       (Unaudited)

Net sales                           $     7,750      $     7,789     $    22,051      $    24,008

Cost of goods sold                        5,605            5,522          15,722           16,988
                                    -----------      -----------     -----------      -----------
Gross profit                              2,145            2,267           6,329            7,020

Selling, general and
    administrative expenses               1,506            1,347           4,449            3,924
                                    -----------      -----------     -----------      -----------
         Operating earnings                 639              920           1,880            3,096

Interest expense, net                       220              324             651              932
Other expense (income), net                 (39)               9            (155)              24
                                    -----------      -----------     -----------      -----------
         Earnings before income
            taxes                           458              587           1,384            2,140

Income tax expense                          189              239             587              862
                                    -----------      -----------     -----------      -----------
         Net earnings               $       269      $       348     $       797      $     1,278
                                    ===========      ===========     ===========      ===========
Basic earnings per share            $       .04      $       .06     $       .13      $       .21
                                    ===========      ===========     ===========      ===========
Diluted earnings per share          $       .04      $       .06     $       .13      $       .21
                                    ===========      ===========     ===========      ===========
Basic weighted average shares
    outstanding                       6,000,000        6,202,000       6,024,000        6,202,000
                                    ===========      ===========     ===========      ===========
Diluted weighted average shares
    outstanding                       6,085,000        6,202,000       6,078,000        6,229,000
                                    ===========      ===========     ===========      ===========


      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                        Nine months ended September 30,
                                                                             ----------------------
                                                                               1999          1998
                                                                              -------       -------
                                                                            (Unaudited)   (Unaudited)
Cash flows from operating activities:
    Net earnings                                                              $   797        $ 1,278
                                                                              -------        -------
    Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                 302            190
    Changes in:
      Trade accounts receivable                                                   176           (561)
      Inventory                                                                 4,665            826
      Prepaid expenses and other current assets                                   (32)           400
      Other assets                                                                192              6
      Trade accounts payable                                                   (1,510)          (906)
      Accrued liabilities and other                                               (35)          (343)
                                                                              -------        -------
              Total adjustments                                                 3,758           (387)
                                                                              -------        -------
              Net cash provided by operating activities                         4,555            890
                                                                              -------        -------
Cash flows from investing activities - Net cash used in acquisitions
    of property and equipment                                                  (3,654)          (996)
                                                                              -------        -------
Cash flows from financing activities:
    Borrowings on revolving line of credit and long term debt                   6,455          3,800
    Payments on revolving line of credit and long term debt                    (7,070)        (3,064)
    Repurchase of Class A Common Stock                                           (606)          (725)
    Exercise of stock options                                                      --             12
    Change in foreign currency translation                                         21            (17)
                                                                              -------        -------
              Net cash (used in) provided by financing activities              (1,200)             6
                                                                              -------        -------
              Net decrease in cash and cash equivalents                          (299)          (100)

Cash and cash equivalents, beginning of period                                    364            163
                                                                              -------        -------
Cash and cash equivalents, end of period                                      $    65        $    63
                                                                              =======        =======
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $   786        $   947
                                                                              =======        =======
    Cash paid for income taxes                                                $   618        $   812
                                                                              =======        =======


See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                          Notes to Financial Statements

  (All amounts are unaudited except the balance sheet as of December 31, 1998)

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

      REVENUE RECOGNITION

      Revenue is recognized upon shipment of the merchandise. Reserves for doubtful accounts and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 1999 and 1998 aggregated to $298,000 and $258,000, respectively and for the nine months ended September 30, 1999 and 1998 aggregated to $692,000 and $763,000, respectively.

      ALLOWANCE FOR CUSTOMER RETURNS AND DOUBTFUL ACCOUNTS

      The allowance for doubtful accounts and customer returns at September 30, 1999 and December 31, 1998 aggregated to $132,000 and $160,000, respectively.

      INVENTORY

      Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,490,000 and $1,593,000 at September 30, 1999 and December 31, 1998, respectively.

      RECLASSIFICATION

      The 1998 balances have been reclassified to conform with the 1999 balances where appropriate.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      We distribute a wide variety of transistors, diodes and other semiconductors and optoelectronic devices and beginning in 1997, passive components to other electronic distributors, original equipment manufacturers and to contract manufacturers who incorporate them in their products.

      The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.


                                                   Three Month Period Ended             Nine Month Period Ended
                                                          September 30,                       September 30,
                                                          -------------                       -------------
                                                      1999             1998              1999               1998
                                                      ----             ----              ----               ----
                                                  (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                                                     (Dollars in thousands)                (Dollars in thousands)
                                                   ---------------------------         ----------------------------
Net sales                                            $ 7,750          $ 7,789          $22,051          $24,008

Cost of goods sold                                     5,605            5,522           15,722           16,988

Gross profit                                           2,145            2,267            6,329            7,020
       % of net sales                                   27.7%            29.1%            28.7%            29.2%

Selling, general and administrative expenses           1,506            1,347            4,449            3,924
       % of net sales                                   19.4%            17.3%            20.2%            16.3%

Operating earnings                                       639              920            1,880            3,096
       % of net sales                                    8.2%            11.8%             8.5%            12.9%

Interest expense, net                                    220              324              651              932
       % of net sales                                    2.8%             4.2%             3.0%             3.9%

Net earnings                                         $   269          $   348          $   797          $ 1,278
       % of net sales                                    3.5%             4.5%             3.6%             5.3%


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

      Net sales for the three months ended September 30, 1999 were $7,750,000, compared with net sales for the three months ended September 30, 1998 of $7,789,000, a decrease of $39,000 or .5%. This sales decrease was attributable principally to a decrease in the average per unit sales price on domestic sales. Additionally, the sales decrease was partially offset by an increase in export sales by approximately $376,000 or 59% as compared to the three months ended September 30, 1998.

      Cost of goods sold increased by $83,000 to $5,605,000 for the three month period ended September 30, 1999, an increase of 1.5% from the three month period ended September 30, 1998. Gross profits decreased by $122,000 to $2,145,000 for the three months ended September 30, 1999 from $2,267,000 for the same period in 1998. Gross profit as a percentage of net sales was 27.7% for the three months ended September 30, 1999, a decrease from 29.1% for the same period in 1998. For the three months ended September 30, 1999, the average unit selling price was approximately 10.9% less than for the three months ended September 30, 1998. We believe the decrease in gross profit is a result of industry wide decline in demand for discrete semiconductors.

      Selling, general and administrative expenses ("SG&A") increased by $159,000 or 11.8% for the three months ended September 30, 1999 compared to the same period of 1998. These SG&A expenses, as a percentage of net sales, increased to 19.4% for the three months ended September 30, 1999 from 17.3% for the three months ended September 30, 1998. The increase is primarily attributable to increased payroll and new operating costs incurred from opening our newest office in New York and additional SG&A expenses from our subsidiary in Mexico. Also, contributing to the increase are additional expenses related to the purchase of our new warehouse and headquarters. At the end of June, 1999, we purchased our new facilities for $3.3 million which increased depreciation and maintenance fees during the third quarter. There was no such purchase or related deprecation during the third quarter last year.

      Operating earnings decreased by $281,000 or 30.5% between the three month period ended September 30, 1999 and 1998, and decreased as a percentage of net sales to 8.2% from 11.8%. Operating earnings decreased principally as a result of lower gross profit earned and higher SG&A expenses discussed above.

      Interest expense, net of interest income for the three months ended September 30, 1999 decreased $104,000 compared to the three months ended September 30, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current quarter as compared to the same quarter last year. Additionally, the decrease in lower borrowings were partially offset by financing the purchase of our new warehouse and headquarters mentioned above.

      Income taxes were $189,000 in the three months ended September 30, 1999, representing an effective tax rate of 41%, compared to $239,000 for the same period in 1998, an effective tax rate of 41%.

      We had net earnings of $269,000 for the three months ended September 30, 1999 as compared with net earnings of $348,000 for the three months ended September 30, 1998, a decrease of $79,000 or 22.7% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 3.5% from 4.5%.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

      Net sales for the nine months ended September 30, 1999 were $22,051,000, compared with the nine months ended September 30, 1998 of $24,008,000, a decrease of $1,957,000 or 8.2%. This sales decrease was attributable principally to a decrease in the average per unit sales price on domestic sales. Additionally, the decrease in sales was partially offset by an increase in export sales of approximately $306,000 or 15% as compared to the nine months ended September 30, 1998.

      Cost of goods sold decreased by $1,266,000 to $15,722,000 for the nine months ended September 30, 1999, a decrease of 7.5% from the nine month period ended September 30, 1998. Gross profits decreased by $691,000 to $6,329,000 for the nine months ended September 30, 1999 from $7,020,000 for the same period in 1998 and decreased as a percentage of net sales to 28.7% from 29.2%. For the nine months ended September 30, 1999, the average unit selling price was approximately 9.9% less than for the nine months ended September 30, 1998. We believe the decrease in gross profit is a result of industry wide decline in demand for discrete semiconductors.

      Selling, general and administrative expenses increased by $525,000 or 13.4% for the nine months ended September 30, 1999 compared to the same period of 1998. These costs, as a percentage of net sales, were 20.2% for the nine months ended September 30, 1999 and 16.3% for the nine months ended September 30, 1998. The increase is primarily attributable to increased payroll and new operating costs incurred from opening our newest office in New York and additional SG&A expenses from our subsidiary in Mexico. Also, contributing to the increase is additional depreciation expense related to the Oracle Application System ("Oracle") purchased last year. In July 1998, we implemented Oracle which resulted in increased depreciation expense and maintenance fees beginning in the same month. As such, there were no Oracle related depreciation and maintenance fees during the first six months of last year. Also, contributing to the increase are additional expenses related to the purchase of our new warehouse and headquarters. At the end of June, 1999, we purchased our new facilities for $3.3 million which increased depreciation and maintenance fees during the third quarter. There was no such purchase or related depreciation during the same period last year.

      Earnings from operations decreased by $1,216,000 or 39.3% for the nine months ended September 30, 1999 compared to the same period of 1998 and decreased as a percentage of net sales to 8.5% from 12.9%. This decrease in earnings from operations is due principally to lower gross profit and higher SG&A expenses discussed above.

      Interest expense, net of interest income, for the nine months ended September 30, 1999 decreased by $281,000 compared to the nine months ended September 30, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current nine months ended September 30, 1999 as compared to the same period last year. Additionally, the decrease in lower borrowings were partially offset by financing the purchase of our new warehouse and headquarters mentioned above.

      Income taxes were $587,000 for the nine months ended September 30, 1999, representing an effective tax rate of 42% compared to $862,000 for the nine months ended September 30, 1998, an effective tax rate of 40%.

      We had net earnings of $797,000 for the nine months ended September 30, 1999 compared to net earnings of $1,278,000 for the same period in 1998, a decrease of $481,000 or 37.6% for the reasons discussed above. Net earnings as a percentage of net sales decreased to 3.6% for the nine months ended September 30, 1999 compared to 5.3% for the same period in 1998.

SUPPLY AND DEMAND ISSUES

      Beginning in 1996 and continuing through the current quarter ended September 30, 1999, the supply of most products distributed by us has been more than sufficient to meet customer's demand for these products. The weak demand left suppliers with large amounts of uncommitted products. When the opportunity arises, we may consider taking advantage of this situation by making opportunistic purchases of suppliers' uncommitted capacity at favorable pricing. However, since the later part of 1997, we also focused on reducing our overall inventory on hand. We attempt to structure inventory levels in such a way as to poise ourselves to take advantage of a recovery in the discrete semiconductor market. At the same time, if the market recovery is slow in taking place, inventory levels should not impose an unwarranted financial burden on our earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 1999 and 1998 are as follows:


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------------
                      (In thousands)                       1999               1998
                                                           ----               ----
                                                       (Unaudited)        (Unaudited)
    Operating activities...................              $ 4,555        $   890
    Investing activities...................              $(3,654)       $  (996)
    Financing activities...................              $(1,200)       $     6


      Cash flows provided by operating activities increased to $4,555,000 during the nine months ended September 30, 1999, as compared to $890,000 during the nine months ended September 30, 1998. The change is primarily due to lower purchases of inventory. For example, in positioning ourselves as a "Discrete Superstore," we have been required to carry large inventory levels. However, since 1997, we have focused on utilizing our current inventory, thereby reducing inventory through 1999. As a result, inventory has decreased from $34.9 million at December 31, 1998 to $ 30.2 million at September 30, 1999, in turn, contributing to an increase in cash flow provided by operating activities during the current period ended September 30, 1999, as compared to the same time last year. Additionally, cash flows generated by the decrease in inventory was partially offset by a decrease in accounts payable and increase in accounts receivable during the current nine month period as compared to the same time last year.

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

      Cash flows used in investing activities increased to $3,654,000 from $996,000 during the nine months ended September 30, 1999 and 1998, respectively. The increase is due primarily to the purchase of our new warehouse and headquarters in the amount of $3.3 million. We anticipate moving into the offices of our newly purchased building during the first quarter of 2000, however, as of the date of this Report, our interior office improvements remain in progress. Moreover, during the first nine months of fiscal 1998, we began to purchase our Oracle Application System. There was no such Oracle purchase during the current nine months ended September 30, 1999.

      Cash flows used in financing activities changed to $1,200,000 from $6,000 cash provided during the nine months ended September 30, 1999 and 1998, respectively. The change resulted from higher net repayments on our revolving line of credit during the current nine month period as compared to the same time last year.

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

       PROJECT
       In 1997, in order to improve access to business information and to prepare us for any future growth, we began a systems replacement project to convert our then existing system to Oracle Application System. Oracle Application System was implemented during the third quarter of 1998. Oracle has represented that their products used by us are Year 2000 fully compliant meeting the requirements set out by the British Standards Institute in DISC PD-2000-1 A DEFINITION OF YEAR 2000 CONFORMITY REQUIREMENTS. Year 2000 conformity means that neither performance nor functionality is affected by dates prior to, during and after the year 2000. The other material computer software programs utilized by us are supplied by vendors that also publish that their products are Year 2000 compliant. We believe that our IT systems are approximately 95% Year 2000 compliant now and if further evaluation uncovers a problem the software will be replaced before December 31, 1999. We have evaluated our non-IT systems and where necessary, replacement equipment was installed. We have also begun the evaluation of third-parties Year 2000 readiness. This includes identifying and prioritizing critical suppliers, customers and other third-parties by communicating with them about their plans and progress in addressing the Year 2000 problem. These evaluations will be followed by the development of contingency plans, which are scheduled to be developed and monitored through the year 2000.

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

       RISKS
       The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our material external third-parties. We believe that, with the implementation of new business systems and completion of the Project, as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                                                 TAITRON COMPONENTS INCORPORATED

Date:    November 12, 1999                        By:   /s/ STEWART WANG
                                                       -------------------------
                                                  Stewart Wang
                                                  Chief Executive Officer
                                                  and Director

Date:    November 12, 1999                        By:  /s/ STEVEN H. DONG
                                                      --------------------------
                                                  Steven H. Dong
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)