Form 10-K405
period 1999-12-31
TAITRON COMPONENTS INC
filed 2000-03-22
CIK 942126

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (661) 257-6060

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                CLASS A COMMON STOCK, PAR VALUE $.001 PER SHARE
                              (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $8,400,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Number of shares outstanding on March 15, 2000:
Class A Common Stock, $.001 par value 5,065,026
Class B Common Stock, $.001 par value 762,612

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to Registrant's Annual Meeting of Shareholders scheduled to be held on May 19, 2000 are incorporated by reference in Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 9 of this report.

GENERAL

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, original equipment manufacturers (OEMs) and to contract electronic manufacturers (CEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 1999, the Company's inventory consisted of over 1.1 billion components. The Company distributes over 12,000 different products manufactured by more than 65 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 1999 averaged approximately
2.7 cents each.

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

     The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. In 1999, ELECTRONIC BUYERS NEWS ranked the Company 46th among the top 50 distributors and 18th for distribution of discrete semiconductors based upon 1998 sales in North America. The largest single distributor reported sales of over $5.35 billion. Of this magazine's top 50 electronics distributors, the Company believes that it is the only distributor which concentrates its efforts principally on the discrete semiconductor market.

     The Company's "superstore" strategy includes carrying inventory with quality (name brand), quantities and varieties. Some suppliers have given the Company the exclusive right for selling all or part of their products in the United States and positioned the Company to be the master distributor of their product lines. In 1999, approximately 53% of the Company's sales went to other distributors.

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

     In 1999, the Company invested in a new 55,000 square foot warehouse and headquarters located in Valencia, new outside sales offices in Arizona, California, Florida and New York, a wireless warehouse management system, computer hardware and software enhancements and continued upgrades of the Company's integrated real-time information system and on-line query system. Management believes these investments will increase the Company's efficiency, improve inventory turns and eventually reduce operating cost.

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

OPTOELECTRONIC DEVICES AND PASSIVE COMPONENTS

     The Company offers optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. The Company believes that optoelectronic devices and passive components can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers. Sales of optoelectronic devices were $1,761,000, $1,972,000 and $1,721,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sales of passive components during 1999, 1998 and 1997 were $1,976,000, $1,046,000 and $799,000, respectively. During 1999, the Company purchased inventory of $442,000 and $1,153 000 of passive and optoelectronic components, respectively, to facilitate planned increases in sales of these components in the future. This is a forward looking statement and the Company cannot guarantee that sales of passive and optoelectronic components will increase in the future.

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

     Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of the top 50 electronics distributors reported by ELECTRONIC BUYERS NEWS, the Company believes that only Taitron and three other companies focused a significant portion of their distribution efforts on discrete semiconductors. However, the Company believes that the three other companies concentrated their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. The Company believes that it was the only distributor which concentrated its efforts almost exclusively on the discrete semiconductor market.

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

          INVENTORY. The Company believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, the Company's entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. Due to manufacturers' lead times ranging from eight weeks to twenty-four weeks, the Company generally attempts to maintain approximately a ten month supply of inventory of most products in its catalogs. Currently, the Company's inventory is higher than this goal as a result of its decision to maintain inventory levels and intensify its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. With immediate availability of a wide selection of products and brands, the Company attempts to function more like a wholesale superstore than a franchised distributor. See Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Liquidity and Capital Resources."

          STRATEGIC PURCHASING. When the opportunity presents itself, the Company makes opportunistic purchases of a supplier's uncommitted inventory in order to take advantage of favorable pricing. The Company also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. When possible, the Company attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS."

          MASTER DISTRIBUTOR. The Company distributes electronic components to other nationwide distributors when their inventory cannot fulfill immediate customer orders. The Company, with its high volume, low cost inventory acts as a master distributor for certain of its component suppliers. The Company estimates that approximately 59% of its sales are a direct result of being a master distributor.

          FRANCHISED DISTRIBUTORS. In 1998, the Company developed a Franchised Distributor Agreement with its preferred distributors to promote a much stronger business relationship. Under this type of agreement, Taitron's Franchised Distributors provide point of sales ("POS") reports which identifies the distributor's customers and the Company provides the distributors price protection, stock rotations and return privileges among other benefits. By the end of 1999, over 60 Preferred Distributors signed the Franchised Agreement.

          RELATIONSHIPS WITH SUPPLIERS. Unlike most other distributors, the Company does not always demand stock rotation and price protection privileges which are generally available from its suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus significantly reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. The Company has distribution agreements with certain suppliers that provide the Company with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if the supplier terminates the distribution agreement. The Company believes that it has been able to gain a competitive advantage over other distributors by typically foregoing or not demanding these privileges (and thus assuming the majority of risk for over-purchasing, product obsolescence and the risk for price fluctuations) in order to obtain better pricing. The Company has operated an office in Taipei, Taiwan, since 1997. This office focuses on product procurement and strengthening relationships with suppliers in the Far East. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS - Suppliers."

          RELIABLE ONE STOP SHOPPING. The Company offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase from. The Company provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, the Company can often fill a significant portion, or all, of a customer's order from stock. Historically, the Company has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules. The Company also follows a lenient policy of "no hassle" returns. Under this policy, if a customer can demonstrate an acceptable cause for a return, it may generally return products to the Company for a reasonable period of time after purchase, without penalty or restocking charge. See "BUSINESS Cautionary Statements and Risk Factors - PRODUCT RETURNS," Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations," "BUSINESS - Customers" and "BUSINESS - Sales and Marketing."

          SUPPORT SMALLER DISTRIBUTORS, CEMS AND OEMS. The Company focuses its marketing efforts on smaller contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there has been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for the Company since suppliers do not usually direct sales efforts toward smaller or medium sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. The Company believes that its strategic purchasing policies enable the Company to provide medium and smaller CEMs and OEMs and distributors competitive prices while still maintaining adequate profit margins. The Company, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. The Company also offers its customers a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. The Company intends to continue to grow through further expansion of the number of different types and brands of products in its inventory and by continuing to expand its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See "BUSINESS - Sales and Marketing."

PRODUCTS

     The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components. The Company maintains a broad line of brands and products including a "Taitron" label produced by certain suppliers on selected products in order not to conflict with their own marketing channels. The Company attempts to maintain at least ten months of inventory for each component in its catalogs. At December 31, 1999, the Company's inventory contained over 1.1 billion separate components and over 12,000 distinct products. In 1999, the average per unit sales price of the products sold by the Company was approximately 2.7 cents.

     In 1999, the Company purchased products from over 65 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor, Inc., Hi-Sincerity Microelectronics, Master Instruments Corporation of Shanghai, Ltd., United Parts Mart and Vishay Electronic Components. See "BUSINESS - Cautionary Statements and Risk Factors - SUPPLIERS," "BUSINESS - Customers" and "BUSINESS - Suppliers."

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

     The Company's distribution originates from a 24,500 square foot owned facility located in Santa Clarita, California and a newly purchased 55,000 square foot facility located in Valencia, California. The newly purchased facility is only partially operational as of December 31, 1999, and should become fully operational during the third quarter of 2000 once interior improvements have been fully completed. The Company utilizes a computerized inventory control/tracking system which enables the Company to quickly access its inventory levels and trace product shipments. See Item 2 - "PROPERTIES."

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

     During 1999, the Company distributed its products to over 1,500 customers. For the years ended December 31, 1999, 1998 and 1997, no one customer accounted for more than 4.2%, 3.6% and 3.3%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

     Historically, distributors have accounted for a much larger percentage of the Company's net sales than CEMs and OEMs. However, over time, as the Company has expanded its customer base, the Company's customer breakdown has become somewhat more balanced, with distributors accounting for approximately 53% and CEMs and OEMs accounting for approximately 47% of the Company's net sales in 1999.

     The Company historically has not required its distributor customers to provide any point of sale reporting and therefore the Company does not know the breakdown of industries into which its products are sold. However, based on its sales to CEMs and OEMs, the Company believes that no one industry accounted for a majority of the applications of the products which it sold in 1999, 1998 or 1997.

     Taitron offers its customers with inventory support which includes carrying inventory for their specific needs and providing free samples of the products the Company distributes. The Company also offers its customers a limited range of value added services, such as wire or lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value added services have not been material to the Company's business or results of operations.

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

SALES AND MARKETING

     During 1999, the Company expanded its outside sales force by opening additional offices in Arizona, California, Florida and New York. The Company's outside sales personnel grew from 5 in 1998 to 13 in 1999. The Company's inside sales department, located in Santa Clarita, California, is divided into regional sales territories throughout North America. The regional sales managers are responsible for maintaining relationships and providing support to existing key CEMs and OEMs, as well as Taitron's franchised distributors. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and franchised distributors.

     The Company also supplies products to National Distributors who share franchised lines with Taitron. National Distributors usually have many office locations throughout the United States and are among the "Electronic Buyers News" Top 50 Distributors of the year. The Company services the National Distributors by providing easy access to discrete products they choose not to inventory, as well as supporting their needs in shortage inventory situations. Sales from National Distributors were $2.3 million in 1999.

     Salespeople are generally compensated by a combination of salary and incentives based upon the sales growth and profits obtained from their sales.

     The Company has recognized that there is a rapidly growing market for discrete components in South America. To take advantage of this opportunity, Taitron opened a branch office in Sao Paulo, Brazil in May 1995, and entered into a joint venture in Mexico City, Mexico in September 1998. South American sales were $489,000, $376,000 and $438,000 in 1999, 1998 and 1997, respectively.

     Independent sales representatives have played an important role in developing the Company's client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. Independent sales representatives are primarily responsible for face-to-face meetings with the Company's customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographical territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. Since 1998, sales representatives are no longer compensated for sales made to non-franchised distributors. The Company believes that this new commission policy re-directs independent sales representatives attention to CEMs, OEMs and franchised distributors, thereby increasing the Company's market share with end users. The Company and its independent sales representatives also jointly advertise and participate in trade shows.

     As of March 15, 2000, the Company's sales and marketing department consisted of 25 employees, including 16 that are located outside of Santa Clarita, California, and the Company utilized 11 independent sales representatives to develop new OEM customers and to provide a more direct link to existing OEM customers.

     The Company provides customers with catalogs that are specially designed to aid customers in quickly finding the types and brands of discrete semiconductors, passive and optoelectronic devices that they need.

     To attract new customers, the Company has advertised in national industry publications such as ELECTRONIC BUYER'S NEWS, EEM LOCAL SOURCES, ELECTRONIC SOURCE BOOK, and, in Canada, ELECTRONIC PRODUCTS AND TECHNOLOGY. The Company also participates in regional and national trade shows and jointly advertises with suppliers and independent sales representatives.

SUPPLIERS

     The Company believes that it is important to develop and maintain good relationships with its suppliers. Historically, the Company did not have long-term supply, distribution or franchise agreements with its suppliers, but instead cultivated strong working relationships with each of its suppliers. However, since 1997 the Company has entered into franchise agreements with certain of its suppliers. Such franchise agreements have terms from one to two years. See "BUSINESS Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

     In order to facilitate good relationships with its suppliers, the Company typically will carry a complete line of each supplier's discrete products. The Company also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows. The Company generally orders components far in advance, helping suppliers plan production. Also, the Company has distribution agreements with certain suppliers whereby the terms of the agreement provides stock-rotation, price protection and stock buy back terms. See "BUSINESS - Cautionary Statements and Risk Factors - NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS" and "BUSINESS - Strategy."

     The Company purchases components from over 65 different suppliers, including Everlight Electronics Co., Ltd., Fairchild Semiconductor Corporation, General Semiconductor, Inc., Hi-Sincerity Microelectronics, Master Instrument Corporation of Shanghai, Ltd., United Parts Mart and Vishay Electronic Components. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more supplier distribution relationships might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

     For the year ended December 31, 1999, the Company's four largest suppliers, Everlight Electronics Co., Ltd., General Semiconductor, Inc., Fairchild Semiconductor Corporation and Vishay Electronic Components accounted for approximately 65% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS."

COMPETITION

     The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See "BUSINESS Cautionary Statements and Risk Factors - COMPETITION" and "BUSINESS - Electronic Distribution Channels."

MANAGEMENT INFORMATION SYSTEMS

     The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, during 1999 the Company upgraded its Oracle Applications System which was acquired and fully implemented 1998. The Company believes that this system has the capabilities to serve the Company for future anticipated needs including capabilities of networking with remote locations.

WAREHOUSE MANAGEMENT SYSTEM

     During 1998 and 1999, Taitron has invested approximately $100,000 for the installation of a Warehouse Management System. The system will greatly enhance the accuracy of quantity and location control of the inventory. It will also reduce potential errors in delivering components to customers. The first phase of the Warehouse Management System was tested during the last quarter of 1999. Custom software is being developed to bridge the system with the Company's Oracle Applications System. The Warehouse Management System is expected to be fully operational in the third quarter of 2000.

FOREIGN TRADE REGULATION

     A large portion of the products distributed by the Company are manufactured in the Far East, including Taiwan, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies are recovering, the US dollar's strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 1.1% and 4.3% of the Company's total sales in 1999 and 1998, respectively. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

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

EMPLOYEES

     At March 15, 2000, the Company had a total of 65 employees. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent.

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

     DEPENDENCE UPON KEY PERSONNEL. We are highly dependent upon the services of Stewart Wang, our Chief Executive Officer and President. Our success to date has been largely dependent upon the efforts and abilities of Mr. Wang and the loss of Mr. Wang's services for any reason could have a material adverse effect upon us. In addition, our work force includes executives and employees with significant knowledge and experience in the electronics distribution industry. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost, there can be no assurance that we would be able to do so on terms favorable to us. In particular, the hiring of a suitable replacement for Mr. Wang could be very difficult. We have purchased and currently intend to maintain a key-man life insurance policy on Mr. Wang's life with benefits of $2,000,000 payable to us in the event of Mr. Wang's death. The benefits received under this policy might not be sufficient to compensate us for the loss of Mr. Wang's services should a suitable replacement not be employed.

     RELATIONSHIP WITH SUPPLIERS. Typically, we do not have written long-term supply or distribution agreements with any of our suppliers. Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, there can be no assurance that we will be able to maintain these relationships. However, we believe that, even if we lose our direct relationship with a supplier, there exists alternative sources for our products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations.

     NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS. To adequately service our customers, we believe that it is necessary to maintain a large inventory of our product offerings and we generally attempt to maintain approximately ten months inventory of most products in our catalogs. Our inventory level is higher than this due to our decision to maintain inventory levels and intensify our long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. If prices of components held in inventory by us decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected.

     PRODUCT MIX; PRODUCT MARGINS. Our gross profit margins in general have decreased since 1995, principally due to a weaker product demand and competitive pricing pressures within the electronics industry. Our gross profit margins are subject to a number of factors, including product demand, our ability to purchase inventory at favorable prices and our favorable sales mix, all of which could adversely impact margins.

     AVAILABILITY OF COMPONENTS. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce order backlog or place their customers on "allocation," reducing the number of units sold to each customer. While we believe that, due to the depth of our inventory, we have not been adversely affected by past shortages in certain discrete components, no assurance can be given that future shortages will not adversely impact us.

     FOREIGN TRADE REGULATION. A significant number of the products distributed by us are manufactured in Taiwan, China, South Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

     The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, there can be no assurance that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could also have a material adverse impact on our business and results of operations.

     MANAGEMENT OF GROWTH. Our ability to effectively manage future growth, if any, will require us to continue to implement and improve our operational, financial and management information systems and to train, motivate and manage a larger number of employees. There can be no assurance that we will be able to preserve the revenue growth experienced in prior years, continue our profitable operations or manage future growth successfully. As an example, sales decreased from 1995 to 1996 and then from 1997 to 1998 principally as a result of the soft market demand for discrete semiconductors.

     COMPETITION. We face intense competition, both in our selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute discrete products. Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than us. Many competing distributors also carry product lines which we do not carry. Generally, large component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of our customers. However, as our customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decrease on profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors.

     CONTROL BY CLASS B COMMON STOCK SHAREHOLDER; POSSIBLE DEPRESSIVE EFFECT ON THE PRICE OF THE CLASS A COMMON STOCK. Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B Common Stock, which carries ten votes per share, and he thus controls approximately 61% of the voting power of our common stock. As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors. Also, at any time while we have at least 800 shareholders who beneficially own shares of our Common Stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of the Directors. The disproportionate vote afforded the Class B Common Stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A Common Stock, which might have a depressive effect on the price of the Class A Common Stock.

     PRODUCT RETURNS. We maintain a "no hassle" return policy. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. With respect to CEMs and OEMs, acceptable causes are generally limited to loss of orders for products in which the components were to be incorporated and errors in specifications of the CEMs and OEMs orders to us (e.g. when the CEM or OEM erroneously orders the wrong product). We will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in our inventory. During the fiscal years ended December 31, 1999, 1998 and 1997, sales returns aggregated $715,000, $1,128,000 and $1,110,000 or 2.4%, 3.7%, and 3.3% of net
sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

     CYCLICAL NATURE OF ELECTRONICS INDUSTRY. The electronics distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of discrete components, as well as electronic distributors such as us. In addition, the life-cycle of existing electronic products and the timing of new product development and introduction can affect demand for electronic components. Any downturns in the electronics distribution industry, or the electronics industry in general, could adversely affect our business and results of operations.

     NO EARTHQUAKE INSURANCE. Our principal executive offices are located in Santa Clarita, California - an area which experienced significant damage in the 1994 Northridge, California earthquake. During 1994, we spent approximately $145,000 in repair costs and renovations to our facility resulting from that earthquake, none of which were covered by insurance. We believe that it is economically a better decision to self insure against any future earthquake losses than to pay the expensive earthquake insurance premiums. During 1999, we also purchased our new 55,000 square foot warehouse and headquarters which is located in Valencia, California. The newly purchased facility is also self insured against future earthquake loss.

ITEM 2. PROPERTIES.

     The Company's executive offices and warehouse facility, covering approximately 24,500 square feet, are located in Santa Clarita, California. The Company owns this property subject to a mortgage held by a bank with an outstanding principal balance of approximately $455,000 as of December 31, 1999 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,349, which includes interest at 6.359% per annum. During 1998, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by the Company and not subject to any debt.

     In May 1996, the Company increased its warehouse space by entering into a two year lease, with an option for one additional year, for warehouse space of approximately 30,000 square feet located in Santa Clarita, California. The monthly rental expense was $13,000. In January 1998, the Company exercised its option extending the lease until it expired in June 1999, at which time the Company purchased its new 55,000 square foot facility located in Valencia. In June 1999, the Company moved its inventory from the 30,000 square foot leased facility to the new 55,000 square foot facility.

     The Company is planning to sell or lease its currently owned 24,500 square foot facility and move entirely into its newly purchased 55,000 square foot facility upon completion of interior improvements expected during the third quarter 2000. Upon completion of interior improvements, the new single location will then accommodate all of the Company's executive offices and warehouse facilities now currently located at the 24,500 square foot facility in Santa Clarita, California.

     The Company does not anticipate that the costs to complete the new facilities and relocate will adversely affect its overall financial condition or results of operations. While the Company believes that the selling or leasing of its 24,500 square foot facility should not adversely impact the results of operations, there is a possibility that the Company could realize a loss with respect thereto.

     During 1999, the Company opened sales offices in Chandler, Arizona; Hauppauge, New York; Orange County, California; and Melbourne, Florida. Each office is approximately 1,000 to 2,800 square feet and accomodates three to six sales employees. Each of the leases are for a term of three years, all expire during 2002 with monthly rental expense ranging from $500 to $2,500 per lease.

ITEM 3. LEGAL PROCEEDINGS.

     In March 1999, the Company filed a lawsuit in Los Angeles Superior Court against QT Optoelectronic ("QT")(formerly known as Questus Corporation), a manufacturer of optoelectronic semiconductors. The lawsuit arose from QT's decision to terminate its distributor agreement with the Company and QT's refusal to accept return of QT inventory of approximately $800,000 which the Company stocked in reliance on a continuing distributor relationship with QT. In the lawsuit, the Company asserts claims of breach of contract, breach of oral contract, fraud, negligent misrepresentation and declaratory relief against QT and seeks compensatory and punitive damages. In December 1999, QT filed an answer generally and specifically denying each and every material allegation in the Company's lawsuit against QT. The lawsuit is currently in the discovery stage and the company does not anticipate incurring any unrecoverable losses related to this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

     Since April 19, 1995, the Company's Class A Common Stock has been traded on the Nasdaq National Market under the symbol "TAIT". The following table sets forth the range of high and low sale prices per share for the Class A Common Stock as quoted on the Nasdaq National Market, for the periods indicated


                                                        HIGH         LOW
                                                        ----         ----
      Year Ended December 31, 1997
      First Quarter                                     3  7/8       2  25/64
      Second Quarter                                    3  7/8       2  35/64
      Third Quarter                                     4  1/8       2  7/8
      Fourth Quarter                                    4  1/4       2  1/2

      Year Ended December 31, 1998
      First Quarter                                     3  1/8       2  1/8
      Second Quarter                                    3  1/8       2  1/4
      Third Quarter                                     3            1  11/16
      Fourth Quarter                                    2  3/8       1  1/4

      Year Ended December 31, 1999
      First Quarter                                     1  15/16     1  1/8
      Second Quarter                                    2  9/16      1  1/16
      Third Quarter                                     3  3/4       2  1/8
      Fourth Quarter                                    2  3/8       1  5/16



     At March 15, 2000, there were approximately 100 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,485 beneficial owners of its Class A Common stock.

     The Company's Board of Directors is considering whether or not to pay dividends. At this time, the Company does not plan to pay cash dividends. The present policy of the Company is to retain earnings to finance the development of its operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

     In November 1996, the Board of Directors approved a program to repurchase up to 500,000 shares of its Class A common stock. In February 1998 and September 1999 the Board of Directors again approved an additional repurchase of up to $1,500,000 and $500,000, respectively, of the Company's Class A common stock. As of March 15, 2000, the Company had repurchased 1,112,483 shares of its Class A common stock in open market purchases for an approximate aggregate amount of $3.1 million.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 1999. The selected consolidated financial and operating data in the table should be read in conjunction with the Company's Financial Statements and the notes thereto included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."



STATEMENTS OF INCOME AND PER SHARE DATA:

(In thousands, except per share data)


                                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                  1999            1998            1997           1996          1995
                                               -----------     -----------      ----------     ---------     ---------
Net sales                                         $29,326         $30,828         $33,945       $30,128       $35,936
Cost of goods sold                                 20,930          21,991          24,293        20,744        23,303

Gross profit                                        8,396           8,837           9,652         9,384        12,633

Selling, general and
administrative expenses                             6,053           5,333           5,641         4,870         5,424

Operating earnings                                  2,343           3,504           4,011         4,514         7,209


Income tax expense                                    759           1,023           1,220         1,424         2,807

Net earnings                                      $ 1,029         $ 1,499         $ 1,850       $ 2,158       $ 4,304

Earnings per share:
     Basic                                        $   .17         $   .24         $   .28       $   .31       $   .68
     Diluted                                      $   .17         $   .24         $   .27       $   .31       $   .68

Weighted average common shares
outstanding(1)
     Basic                                          6,006           6,278           6,644         6,930         6,297
     Diluted                                        6,050           6,287           6,733         7,004         6,297


BALANCE SHEET DATA:

Working capital(1)                                $22,396         $25,239         $25,500       $25,923       $20,838
Total assets(1)                                    41,081          44,583          44,985        42,315        36,380
Total debt(1)                                      12,774          14,375          16,444        13,510           527
Stockholders' equity(1)                            25,440          25,096          24,371        24,113        21,955



(1) On April 19, 1995, the Company sold 2,530,000 shares of Class A common stock at $5.25 per share in connection with its initial public offering. The $11.3 million net proceeds from this offering were used to pay off the bank line of credit, to retire long-term debt and to expand inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios:


                                                                           YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                1999              1998              1997
                                                           --------------   ---------------    -------------
                                                                         (dollars in thousands)

Net sales                                                       $29,326             $30,828          $33,945

Cost of goods sold                                               20,930              21,991           24,293
       % of net sales                                              71.4%               71.3%            71.6%

Gross profit                                                      8,396               8,837            9,652
       % of net sales                                              28.6%               28.7%            28.4%

Selling, general and administrative expenses                      6,053               5,333            5,641
       % of net sales                                              20.6%               17.3%            16.6%

Operating earnings                                                2,343               3,504            4,011
       % of net sales                                               8.0%               11.4%            11.8%

Income tax expense                                                  759               1,023            1,220
       Effective tax rate as a % of earnings
       before income taxes                                        42.45%               40.6%            39.7%

Net earnings                                                    $ 1,029             $ 1,499          $ 1,850
       % of net sales                                               3.5%                4.9%             5.5%



THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Net sales for the year ended December 31, 1999 were $29,326,000 compared with net sales for the year ended December 31, 1998 of $30,828,000, a decrease of $1,502,000 or 4.9%. This decrease in net sales during 1999 was attributable principally to a decline in the Company's domestic sales volume by approximately $2,480,000. For most of 1999, the supply for discrete semiconductors was greater than the demand. The overall sales decrease was mainly attributable to a decrease in the average per unit sales price to 2.7 cents for the current year from 3.1 cents during the same time last year. The decrease in sales was partially offset by an increase in export sales of approximately $980,000 or 37% as compared to the year ended December 31, 1998. The decline in net sales was principally a result of a continued industry wide decline in demand for discrete semiconductors.

     Cost of goods sold decreased by $1,061,000 to $20,930,000 for the year ended December 31, 1999, a decrease of 4.8 % from the year ended December 31, 1998. Consistent with the decrease in net sales, the Company was able to reduce the cost of goods sold. Gross profit decreased as a percentage of net sales to 28.6% from 28.7%. Primarily due to inventory price protection programs, the Company was able reduce cost of sales, thus, able to maintain its gross profit margins despite the decrease in net sales and cost of goods sold of approximately 4.9% and 4.8%, respectively.

     Selling, general and administrative expenses increased by $720,000 or 13.5% for 1999 compared to 1998. These expenses, as a percentage of net sales, increased to 20.6% for the year ended December 31, 1999 compared to 17.3% for the year ended December 31, 1998. The increase is primarily attributable to increased payroll and new operating costs incurred from opening the Company's four new offices in the United States and additional selling, general and administrative expenses from our subsidiary in Mexico. Also, contributing to the increase is additional depreciation expense related to the Oracle Application System ("Oracle") purchased last year. In July 1998, we implemented Oracle which resulted in increased depreciation expense and maintenance fees beginning in the same month. As such, there were no Oracle related depreciation and maintenance fees during the first six months of 1998. Also, contributing to the increase are additional expenses related to the purchase of our new warehouse and headquarters. At the end of June 1999, we purchased our new facilities for $3.3 million which increased depreciation and maintenance fees during the last six months of the year ended December 31, 1999. There was no such purchase or related deprecation during the same period last year.

     Operating earnings decreased by $1,161,000 or 33.1% between the years ended December 31, 1999, and 1998, and decreased as a percentage of net sales to 8.0% from 11.4%. Operating earnings decreased principally as a result of higher selling, general and administrative expenses discussed above.

     Interest expense for the year ended December 31, 1999 decreased by $211,000 compared to the year ended December 31, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current year ended December 31, 1999 as compared to 1998. Additionally, the decrease in borrowings were partially offset by financing the purchase of our new warehouse and headquarters mentioned above.

     Income taxes were $759,000 for the year ended December 31, 1999, representing an effective tax rate of 42.45%, compared to $1,023,000 for the year ended December 31, 1998, an effective tax rate of 40.6%.


     The Company had net earnings of $1,029,000 for the year ended December 31, 1999 as compared with net earnings of $1,499,000 for the year ended December 31, 1998, a decrease of $470,000 or 31.4%. The decrease in net earnings are primarily attributable to lower gross profit dollars and higher selling, general and administrative expenses both discussed above. Net earnings as a percentage of net sales decreased to 3.5% from 4.9%.

THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales for the year ended December 31, 1998 were $30,828,000 compared with net sales for the year ended December 31, 1997 of $33,945,000, a decrease of $3,117,000 or 9.2%. This decrease in net sales during 1998 was attributable principally to a decline in the Company's domestic sales volume of approximately $1,550,000. For most of 1998, the supply for discrete semiconductors was greater than the demand. A decrease in export sales of $1,500,000 also contributed to the decline in net sales. The Company has continued to add new customers during 1998, but at a slower rate than during previous years. The decline in net sales was principally a result of an industry wide decline in demand for discrete semiconductors.

     Cost of goods sold decreased by $2,302,000 to $21,991,000 for the year ended December 31, 1998, a decrease of 9.5% from the year ended December 31, 1997. Consistent with the decrease in net sales, the Company was able to reduce the cost of goods sold. Gross profit on net sales decreased by $815,000 to $8,837,000 for the year ended December 31, 1998 from $9,652,000 for the same period in 1997 and increased as a percentage of net sales to 28.7% from 28.4%. The increase in gross profit as a percentage of net sales is primarily due to inventory price protection programs from various suppliers partially offset by lower selling prices obtained in the market place.

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

     Operating earnings decreased by $507,000 or 12.6% between the years ended December 31, 1998, and 1997 and decreased as a percentage of net sales to 11.4% from 11.8%. Operating earnings decreased principally as a result of decreases in both domestic and export sales and market price reductions. The decrease in revenue was offset somewhat by a reduction in cost of goods sold and selling, general and administrative expenses.

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

SUPPLY AND DEMAND ISSUES

     BACKGROUND

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

     Since 1996, the demand for discrete semiconductors in the U.S. market had continued to decrease through the middle of 1999. The Company sold more units of components in 1999 than 1998, but has been unable to offset the price reductions that have occurred during most of 1999. During 1999, the Company continued to focus its efforts to maintain or gradually reduce its inventory while keeping adequate stock to accommodate the Company's future growth. Toward the end of 1999 and through the date of this Report, demand for discrete semiconductors has increased with recent shortages creating significant price increases. Management believes that with $29.1 million of inventory on hand as of December 31, 1999, the Company can help customers absorb some of the price increases and still benefit from increasing profit margins.

     CURRENT ISSUES

     Taitron's competitive edge is in its ability to fill customer orders immediately from stock held in inventory. Thus, management has structured inventory levels in such a way as to poise the Company to take advantage of the recent recovery in the discrete semiconductor market. At the same time, if the market recovery is temporary or slow in taking place, inventory levels should not impose an unwarranted financial burden on the Company's earnings.

     Management believes that the strategies it has followed with its customers and suppliers have cemented its relationships which will benefit the Company in the future. The Company's core strategy has been to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. The Company has been able to offer its products to customers at competitive prices and offers other incentives to customers, such as its no hassle returns policy, which distinguishes the Company from most of its competitors.

     Several of the matters discussed under Supply and Demand Issues contain forward looking statements that involve risks and uncertainties with respect to growth and relationships with suppliers. Many factors could cause actual results to differ materially from these statements. See "BUSINESS - Cautionary Statements and Risk Factors - RELATIONSHIP WITH SUPPLIERS; NEED TO MAINTAIN LARGE INVENTORY; PRICE FLUCTUATIONS."

LIQUIDITY AND CAPITAL RESOURCES

     Since 1993, the Company has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April 1995 and convertible bond in 1996. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                                               (In thousands)
                                                                  ------------------------------------------
                                                                      1999           1998          1997
                                                                      ----           ----          ----
Operating activities..........................................     $ 6,054       $ 4,220         $ (478)
Investing activities..........................................      (3,858)       (1,176)          (998)
Financing activities..........................................      (2,323)       (2,887)         1,398


     Cash flows provided by operating activities increased to $6,054,000 during the year ended December 31, 1999, as compared to $4,220,000 during same period last year. The change is primarily due to lower purchases of inventory. For example, in positioning ourselves as a "Discrete Components Superstore," the Company has been required to carry large inventory levels. However, since 1997, we have focused on utilizing our current inventory, thereby reducing inventory through 1999. As a result, inventory has decreased to $35.8, $34.9 and $29.1 million at December 31, 1997, 1998 and

1999, respectively, in turn, contributing to an increase in cash flow provided by operating activities, most notably during the current year ended December 31, 1999. Additionally, cash flows generated by a $5.7 million decrease in inventory was partially offset by a $2.2 million decrease in accounts payable during the current year as compared to the same time last year.

     The discrete semiconductor products distributed by the Company are mature products, used in a wide range of commercial and industrial products and industries. As a result, the Company has never experienced any material amounts of product obsolescence. The Company also attempts to control our inventory risks by matching large customer orders with simultaneous orders to suppliers. Nonetheless, the high levels of inventory carried by the Company increases the risks of price fluctuations and product obsolescence.

     Investment activities consisted of the purchase of property and equipment, principally the Company's new warehouse and headquarters. Cash flows used in investing activities increased to $3,858,000 from $1,176,000 during the years ended December 31, 1999 and 1998, respectively. The increase is due primarily to the purchase of the Company's new warehouse and headquarters in the amount of $3.3 million. The Company anticipates moving into the offices of its newly purchased building during the third quarter of 2000, however, as of the date of this Report, the interior office improvements remain in progress. Moreover, during 1998, the Company purchased its Oracle Application System in the amount of $957,000. Also during 1997, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space.

     Cash flows used in financing activities decreased to $2,323,000 from $2,887,000 cash used during the year ended December 31, 1999 and 1998, respectively. The change resulted from lower net principal repayments on the revolving line of credit during the current year as compared to the same time last year.

     The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

     As of the date of this Report, the Company has no commitment for other equity or debt financing or other capital expenditures, except for contracts to complete the interior of the Companys new $3.3 million facility.

     In June 1999, the Company renewed its $20 million revolving line of credit that had been in place since March 1996. The renewed revolving line of credit provides the Company with up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes. Both facilities mature on May 18, 2001. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. As of December 31, 1999, borrowings under the line of credit was $9.3 million in aggregate.

YEAR 2000 ISSUES

     In 1999, the Company completed its remediation and testing of the Company's systems. Because of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. The Company did not incur any significant expenses during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

ASIAN ECONOMIC ISSUES

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies are recovering, the US dollar's strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 1.1% and 4.3% of the Company's total sales in 1999 and 1998, respectively. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of December 31, 1999, 1998 and 1997 and for the years then ended and the Independent Auditors' Report are included on pages 20 to 35 of this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS
                         TAITRON COMPONENTS INCORPORATED


                                                                                                               PAGE
Independent Auditors' Reports....................................................................................20
Consolidated Balance Sheets at December 31, 1999 and 1998........................................................22
Consolidated Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997.........................24
Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 1999.......................25
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.......................26
Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997 .................27


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated as of December 31, 1999 and 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 1999 and 1998 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Grant Thornton



Los Angeles, California
February 25, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying statements of earnings, shareholders' equity and cash flows for the year ended December 31, 1997 of Taitron Components Incorporated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Taitron Components Incorporated for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG LLP



Los Angeles, California
February 11, 1998

                         TAITRON COMPONENTS INCORPORATED

                           Consolidated Balance Sheets

                                  December 31,


                                                      1999             1998
                                                --------------   --------------
                       ASSETS
Current assets:
    Cash and cash equivalents                   $      274,000   $      364,000
    Trade accounts receivable, net                   4,055,000        4,528,000
    Inventory, net                                  29,153,000       34,868,000
    Prepaid expenses                                   391,000          360,000
    Deferred income taxes                              496,000          861,000
    Other current assets                               234,000          290,000
                                                --------------   --------------

           Total current assets                     34,603,000       41,271,000

Property and equipment, net                          6,392,000        2,976,000

Other assets                                            86,000          336,000

                                                --------------   --------------

           Total assets                         $   41,081,000   $   44,583,000
                                                ==============   ==============


See accompanying notes to consolidated financial statements.


                               Continued next page

                         TAITRON COMPONENTS INCORPORATED

                                  December 31,



                                                      1999             1998
                                                --------------   --------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Revolving line of credit                    $    9,319,000    $   10,900,000
    Current portion of long-term debt                   21,000            20,000
    Trade accounts payable                           2,250,000         4,407,000
    Accrued liabilities and other                      617,000           705,000
                                                --------------    --------------
           Total current liabilities                12,207,000        16,032,000

Long-term debt, less current portion                 3,434,000         3,455,000
                                                --------------    --------------

Commitments                                               --                --

Shareholders' equity:
    Preferred stock, $.001 par value
      Authorized 5,000,000 shares
      None issued or outstanding                          --                --
    Class A common stock, $.001 par value
      Authorized 20,000,000 shares;
      5,085,026 and 5,376,096 shares issued
      and outstanding at December 31, 1999
      and 1998, respectively                             5,000             5,000
    Class B common stock, $.001 par value
      Authorized, issued and outstanding
      762,612 shares at December 31,
      1999 and 1998                                      1,000             1,000
    Additional paid-in capital                      11,457,000        12,179,000
    Accumulated other comprehensive
      income, net of tax                                24,000           (13,000)
    Retained earnings                               13,953,000        12,924,000
                                                --------------    --------------
           Total shareholders' equity               25,440,000        25,096,000
                                                --------------    --------------

           Total liabilities and
              shareholders' equity              $   41,081,000    $   44,583,000
                                                ==============    ==============

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                       Consolidated Statements of Earnings

                             Year ended December 31,




                                                         1999            1998            1997
                                                     ------------    ------------    ------------
Net sales                                            $ 29,326,000    $ 30,828,000    $ 33,945,000
Cost of goods sold                                     20,930,000      21,991,000      24,293,000
                                                     ------------    ------------    ------------
         Gross profit                                   8,396,000       8,837,000       9,652,000

Selling, general and administrative expenses            6,053,000       5,333,000       5,641,000
                                                     ------------    ------------    ------------
         Operating earnings                             2,343,000       3,504,000       4,011,000

Interest expense, net                                     854,000       1,065,000         956,000
Other income                                             (299,000)        (83,000)        (15,000)
                                                     ------------    ------------    ------------
         Earnings before income taxes                   1,788,000       2,522,000       3,070,000

Income tax expense                                        759,000       1,023,000       1,220,000
                                                     ------------    ------------    ------------

         Net earnings                                $  1,029,000    $  1,499,000    $  1,850,000
                                                     ============    ============    ============

Earnings Per Share:
         Basic                                       $        .17    $        .24    $        .28
                                                     ============    ============    ============
         Diluted                                     $        .17    $        .24    $        .27
                                                     ============    ============    ============
Weighted Average Common Shares Outstanding:
         Basic                                          6,006,436       6,277,697       6,643,975
                                                     ============    ============    ============
         Diluted                                        6,050,322       6,286,912       6,732,856
                                                     ============    ============    ============



See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Consolidated Statement of Shareholders' Equity
                       Three years ended December 31, 1999

                                       Class A common                Class B common
                                            stock                         stock                 Additional
                                 ----------------------------   ---------------------------       paid-in
                                     Shares         Amount          Shares        Amount          capital
                                 ------------    ------------   ------------   ------------    ------------
Balances at December 31, 1996       6,167,341    $      6,000        762,612   $      1,000    $ 14,531,000

Exercise of stock options               4,834            --             --             --            11,000

Repurchase of common stock           (487,113)         (1,000)          --             --        (1,548,000)

Tax effect of disqualifying
  disposition of stock options           --              --             --             --             3,000

Comprehensive income:
  Foreign currency
  translation adjustment                 --              --             --             --              --

  Net earnings                           --              --             --             --              --


    Comprehensive income                 --              --             --             --              --


                                 ------------    ------------   ------------   ------------    ------------
Balances at December 31, 1997       5,685,062           5,000        762,612          1,000      12,997,000

Exercise of stock options               5,334            --             --             --            12,000

Repurchase of common stock           (314,300)           --             --             --          (830,000)

Comprehensive income:
  Foreign currency
  translation adjustment                 --              --             --             --              --

  Net earnings                           --              --             --             --              --

    Comprehensive income                 --              --             --             --              --
                                 ------------    ------------   ------------   ------------    ------------

Balances at December 31, 1998       5,376,096           5,000        762,612          1,000      12,179,000

Repurchase of common stock           (291,070)           --             --             --          (722,000)

Comprehensive income:
    Foreign currency
    translation adjustment               --              --             --             --              --

    Net earnings                         --              --             --             --              --

      Comprehensive income               --              --             --             --              --
                                 ------------    ------------   ------------   ------------    ------------

Balances at December 31, 1999       5,085,026    $      5,000        762,612   $      1,000    $ 11,457,000
                                 ============    ============   ============   ============    ============


                                                     Accumulated
                                                        other             Total
                                    Retained        comprehensive      shareholders'
                                    earnings            income            equity
                                 --------------    --------------    --------------
Balances at December 31, 1996    $    9,575,000       $      --      $   24,113,000

Exercise of stock options                  --                --              11,000

Repurchase of common stock                 --                --          (1,549,000)

Tax effect of disqualifying
  disposition of stock options             --                --               3,000

Comprehensive income:
  Foreign currency
  translation adjustment                   --             (57,000)          (57,000)

  Net earnings                        1,850,000              --           1,850,000
                                                                     --------------
    Comprehensive income                   --                --           1,793,000
                                 --------------    --------------    --------------
Balances at December 31, 1997        11,425,000           (57,000)       24,371,000

Exercise of stock options                  --                --              12,000

Repurchase of common stock                 --                --            (830,000)

Comprehensive income:
  Foreign currency
  translation adjustment                   --              44,000            44,000

  Net earnings                        1,499,000              --           1,499,000
                                                                     --------------
    Comprehensive income                   --                --           1,543,000
                                 --------------    --------------    --------------

Balances at December 31, 1998        12,924,000           (13,000)       25,096,000

Repurchase of common stock                 --                --            (722,000)

Comprehensive income:
    Foreign currency
    translation adjustment                 --              37,000            37,000

    Net earnings                      1,029,000              --           1,029,000
                                                                     --------------
      Comprehensive income                 --                --           1,066,000
                                 --------------    --------------    --------------

Balances at December 31, 1999    $   13,953,000    $       24,000    $   25,440,000
                                 ==============    ==============    ==============


See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                             1999            1998            1997
                                                                         ------------    ------------    ------------
Cash flows from operating activities:
    Net earnings                                                         $  1,029,000    $  1,499,000    $  1,850,000
                                                                         ------------    ------------    ------------
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                         442,000         309,000         348,000
        Deferred income taxes                                                 314,000        (145,000)       (104,000)
        Changes in assets and liabilities:
          Trade accounts receivable                                           353,000         870,000      (1,288,000)
          Inventory                                                         5,715,000         889,000        (589,000)
          Prepaid expenses and other current assets                           145,000         (45,000)        (42,000)
          Other assets                                                        250,000         (99,000)        (12,000)
          Trade accounts payable                                           (2,157,000)      1,172,000        (502,000)
          Accrued liabilities                                                 (37,000)       (230,000)       (139,000)
                                                                         ------------    ------------    ------------
              Total adjustments                                             5,025,000       2,721,000      (2,328,000)
                                                                         ------------    ------------    ------------
              Net cash provided by (used in) operating activities           6,054,000       4,220,000        (478,000)

Cash flows from investing activities:
     Acquisition of property and equipment                                 (3,858,000)       (976,000)       (998,000)
     Loans to others                                                                         (200,000)           --
                                                                         ------------    ------------    ------------
              Net cash used in investing activities                        (3,858,000)     (1,176,000)       (998,000)

Cash flows from financing activities:
    Borrowings on long-term debt                                            8,986,000       4,000,000      12,950,000
    Proceeds from exercise of stock options                                      --            12,000          11,000
    Tax effect of disqualifying dispositions of stock options                    --              --             3,000
    Payments on long-term debt                                            (10,587,000)     (6,069,000)    (10,017,000)
    Repurchase of Common stock                                               (722,000)       (830,000)     (1,549,000)
                                                                         ------------    ------------    ------------
              Net cash (used in) provided by financing activities          (2,323,000)     (2,887,000)      1,398,000
                                                                         ------------    ------------    ------------
Impact of changes in exchange rates on cash                                    37,000          44,000         (59,000)
                                                                         ------------    ------------    ------------
              Net (decrease) increase in cash and cash equivalents            (90,000)        201,000        (137,000)
Cash and cash equivalents, beginning of year                                  364,000         163,000         300,000
                                                                         ------------    ------------    ------------
Cash and cash equivalents, end of year                                   $    274,000    $    364,000    $    163,000
                                                                         ============    ============    ============


Supplemental disclosures of cash flow information:
    Cash paid for interest                                               $    992,000    $  1,182,000    $  1,008,000
                                                                         ============    ============    ============
    Cash paid for income taxes                                           $    564,000    $    996,000    $  1,410,000
                                                                         ============    ============    ============


See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                   Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate these devices into their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     CONCENTRATION OF RISK

     A significant number of the products distributed by the Company are manufactured in Taiwan, China, South Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

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

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the years ended December 31, 1999, 1998 and 1997 aggregated $715,000, $1,128,000 and $1,110,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts was $120,000 and $160,000 at December 31, 1999 and 1998, respectively.

     INVENTORY

     Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The amount presented in the accompanying financial statements is net of valuation allowances of $1,054,000 and $1,593,000 at December 31, 1999 and 1998, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify obsolete, slow-moving and non-saleable inventory

     DEPRECIATION AND AMORTIZATION

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

     STOCK OPTION PLAN

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25, under which, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provides pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

     FINANCIAL INSTRUMENTS

     The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value because of the short-term maturity of these instruments. The fair value of long-term debt approximates its carrying value as the interest rates are comparable to rates currently offered to the Company for similar debt instruments with similar maturities. All financial instruments are held for purposes other than trading.

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

     FOREIGN CURRENCY TRANSLATION

     The financial statements of the Company's majority owned subsidiary in Mexico and division in Taiwan, which were established in 1998 and 1997, respectively, are translated into United States dollars. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity as comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. Such transactional gains and losses are not significant to the financial statements for 1999, 1998 and 1997.

     SEGMENT REPORTING

     The Company is centrally managed and operates in one business segment: distribution of discrete semiconductors.

     RECLASSIFICATIONS

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

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

(2)  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, is summarized as follows:


                                                                                       DECEMBER 31,
                                                                          ---------------------------------------
                                                                                1999                 1998
                                                                          ------------------   ------------------
      Land                                                                   $ 1,649,000           $  474,000
      Building and improvements                                                3,934,000            1,487,000
      Furniture and equipment                                                    593,000              524,000
      Computer and test equipment                                              1,694,000            1,527,000
      Accumulated depreciation and amortization                               (1,478,000)          (1,036,000)
                                                                          ------------------   ------------------
                                                                             $ 6,392,000          $ 2,976,000
                                                                          ==================   ==================

(3)  REVOLVING LINE OF CREDIT

     The Company has a revolving line of credit facility which provides up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes, which matures on May 18, 2001. The agreement governing this credit facility contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.

     The revolving line of credit contains security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (8.50% at December 31, 1999) or at the option of the Company, at LIBOR (weighted average of 6.20% at December 31, 1999) plus 1.35%.

(4)  LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                                           1999               1998
                                                                                         --------           --------
                   First trust deed loan payable in monthly installments of
                       $4,349, bearing interest at the rate of 6.359% per annum,
                       due December 1, 2013.                                              $  455,000         $  475,000

                   8% convertible subordinated debenture, principal due May 18, 2001.      3,000,000          3,000,000
                                                                                      --------------     --------------

                                                                                           3,455,000          3,475,000
                   Less current portion                                                       21,000             20,000
                                                                                      ---------------    ---------------
                                                                                          $3,434,000         $3,455,000
                                                                                      ===============    ===============

     Minimum future payments of long-term debt are summarized as follows:

      Year ending December 31:
          2000                                    $   21,000
          2001                                     3,022,000
          2002                                        24,000
          2003                                        25,000
          2004                                        27,000
          Thereafter                                 336,000
                                              -----------------
                                                  $3,455,000
                                              =================


     CONVERTIBLE SUBORDINATED DEBENTURE

     In May 1996, the Company issued a Convertible Subordinated Debenture (the "Note") for $3,000,000 with interest at 8% payable annually and the principal due May 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share, the market price of the stock on the date of issuance. These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), in the belief that the securities are exempt from such registration under Regulation S of the Act.

(5)  SHAREHOLDERS' EQUITY

     There are 5,000,000 shares authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

     There are 20,000,000 shares authorized Class A common stock, par value $.001 per share, with 5,085,026 and 5,376,096 shares issued and outstanding as of December 31, 1999 and 1998, respectively. Each holder of Class A common stock is entitled to one vote for each share held.

     There are 762,612 shares authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 1999 and 1998. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is sole beneficial owner of all the outstanding shares of Class B common stock.

     During 1999, 1998, and 1997 the Company repurchased 291,070, 314,300 and 487,113 shares of its Class A Common Stock on the open market for $722,000, $830,000 and $1,549,000, respectively, and permanently retired such shares.


(6)  INCOME TAXES

     Income tax expense is summarized as follows:


                                                                     YEAR ENDED DECEMBER 31
                                                    -----------------------------------------------------
                                                         1999               1998                 1997
                                                    ----------------   ----------------   ----------------
      Current:
          Federal                                         $351,000           $867,000         $1,008,000
          State                                             94,000            301,000            316,000
                                                    ----------------   ----------------   ---------------
                                                           445,000          1,168,000          1,324,000
      Deferred:
          Federal                                          237,000            (80,000)           (86,000)
          State                                             77,000            (65,000)           (18,000)
                                                    ----------------   ----------------   ---------------
                                                           314,000           (145,000)          (104,000)
                                                    ----------------   ----------------   ---------------
                                                          $759,000         $1,023,000         $1,220,000
                                                    ================   ================   ===============


     The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                        YEAR ENDED DECEMBER 31
                                                              ---------------------------------------------
                                                                1999                1998               1997
                                                          ------------------   ----------------   ----------------
      "Expected" income tax expense                             $645,000           $  857,000         $1,044,000
      State tax expense, net of Federal benefit                  110,000              155,000            190,000
      Other                                                        4,000               11,000            (14,000)
                                                          ------------------   ----------------   ----------------
                                                                $759,000           $1,023,000         $1,220,000
                                                          ==================   ================   ================


The tax effects of temporary differences which give rise to significant portions of the deferred tax assets are summarized as follows:



                                                                         DECEMBER 31
                                                             ------------------------------------
                                                                  1999                1998
                                                             ----------------   -----------------
        DEFERRED TAX ASSETS:
        Inventory reserves                                        $ 434,000           $586,000
        Section 263a adjustment                                     141,000            162,000
        Allowances for bad debts and returns                         51,000             69,000
        Accrued expenses                                             26,000             78,000
        Other                                                        36,000              9,000
                                                             ----------------   -----------------
        Total deferred tax assets                                   688,000            904,000
        DEFERRED TAX LIABILITY:
        Depreciation                                               (101,000)           (43,000)
        Other                                                       (91,000)                --
                                                             ----------------   -----------------

        Net deferred tax assets                                   $ 496,000           $861,000
                                                             ================   =================

     Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods in which the temporary differences are deductible, management has concluded that, as of December 31, 1999, it is more likely than not that the Company will realize the benefits of these deductible differences.

(7)  401(K) PROFIT SHARING PLAN

     In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
     Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution at the discretion of the Company which vests immediately, as defined by the plan. For the years ended December 31, 1999, 1998 and 1997 employer matching contributions aggregated approximately $24,000, $32,000 and $29,000, respectively. The plan purchased 9,780, 17,942 and 28,666 shares of the Company's common stock on the open market for cash consideration of approximately $19,000, $34,000,and $97,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

(8)  STOCK OPTIONS AND WARRANTS

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

     In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $0, $0, and $3,800 in 1999, 1998 and 1997, respectively.

     The fair value of options, SAR's and warrants used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1999: dividend yield of 0%; expected volatility of 72%; a risk free interest rate of approximately 7% and an expected holding period of five years; and assumptions for 1998 and 1997: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6% and an expected holding period of five years. The incremental fair value of the modified options substituted for options issued during 1995, used to compute pro forma net earnings and earnings per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6%; and an expected holding period of 3.5 years, adjusted to reflect the remaining period to maturity of the modified options.

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


                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                         1999           1998           1997
                                                                         ----           ----           ----
      Net earnings                       As reported                $1,029,000      $1,499,000     $1,850,000
                                         Pro forma                  $  765,000      $1,410,000     $1,482,000
      Diluted Earnings per share         As reported                $      .17      $      .24     $      .27
                                         Pro forma                  $      .13      $      .22     $      .22


     The disclosure of compensation cost under this pronouncement may not be representative of the effects on net earnings for future years. Stock option and SAR activity during the periods indicated is as follows:



                                                                                                   WEIGHTED AVERAGE
                                                                                NUMBER                 EXERCISE
                                                                              OF SHARES                  PRICE
                                                                          ------------------       ------------------
       Balance at December 31, 1996                                            162,050                 $ 2.34
         Granted                                                               253,400                   2.51
         Exercised                                                              (4,834)                  2.25
         Forfeited                                                             (33,066)                  2.50
         Canceled                                                                 --                       --
                                                                           -----------------

       Balance at December 31, 1997                                            377,550                   2.44
          Granted                                                                 --                       --
          Exercised                                                             (5,334)                  2.25
          Forfeited                                                            (36,966)                  2.67
          Canceled                                                                --                       --
                                                                           -----------------

       Balance at December 31, 1998                                            335,250                   2.66
          Granted                                                              375,400                   1.67

                                       33


          Exercised                                                               --                       --
          Forfeited                                                            (73,800)                  1.92
          Canceled                                                                --                       --
                                                                           -----------------
     Balance at December 31, 1999                                              636,850                 $ 1.69
                                                                           -----------------

     The weighted average fair value of options granted in 1999 and 1997 was $1.17 and $.94, respectively. There were no options granted in 1998.

     At December 31, 1999, the range of exercise prices was $1.31 to $3.25 and the remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

     At December 31, 1999, 1998 and 1997, the number of options exercisable was 442,383, 251,566 and 193,006, respectively, and weighted average exercise prices of those options were $2.58, $2.67 and $2.36, respectively.

(9)  NET EARNINGS PER SHARE

     The following data shows a reconciliation of the numerators and the denominators used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.


                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                      1999               1998              1997
                                                                  -------------      -------------     --------------
      Net earnings available to common
           Shareholders used in basic EPS                          $1,029,000         $1,499,000         $1,850,000
                                                                  =============      =============     ==============
      Weighted average number of common shares
           used in basic EPS                                        6,006,436          6,277,697          6,643,975
                                                                  -------------      -------------     --------------
      Basic EPS                                                    $      .17         $      .24         $      .28
                                                                  -------------      -------------     --------------

      Effect of dilutive securities:
           Warrants                                                      -                  -                 -
           Options                                                     43,886              9,215             88,881
                                                                  -------------      -------------     --------------
      Weighted number of common shares and
           dilutive potential common shares used in
           diluted EPS                                              6,050,322          6,286,912          6,732,856
                                                                  =============      =============     ==============
      Diluted  EPS                                                 $      .17         $      .24         $      .27
                                                                  =============      =============     ==============

     Warrants on 220,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1999, 1998 and 1997 because their effects were antidilutive. Also, convertible subordinated debentures convertible into 571,429 shares of common stock were not included in computing diluted EPS for the years ended December 31, 1999, 1998 and 1997 because their effects were antidilutive.

(10) COMMITMENTS

     OPERATING LEASES

     The Company leases property and equipment under noncancelable operating leases expiring on various dates through 2004 with total future commitments of $161,000. The new operating leases entered in 1999 were for the Company's new outside sales offices located in Arizona, California, Florida and New York. Each lease expires November 30, 2002, December 31, 2002, and June 30, 2002, respectively. Rental expense for the years ended December 31, 1999, 1998 and 1997 aggregated $134,000, $175,000 and $160,000, respectively.

     At December 31, 1999 and 1998, the Company had no standby or commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).

(11) VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

     The following is the Company's schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 1999, 1998 and 1997:



                                                     BALANCE AT           CHARGED TO                             BALANCE
                                                     BEGINNING           COSTS AND                               AT END
                                                      OF YEAR             EXPENSES          DEDUCTIONS           OF YEAR
                                                   --------------      ---------------    ----------------    --------------
       Allowance for sales returns and
            doubtful accounts:
            1997                                  $  135,000             $1,169,000        $1,169,000           $  135,000
            1998                                  $  135,000             $1,006,000        $  981,000           $  160,000
            1999                                  $  160,000             $  800,000        $  840,000           $  120,000

       Inventory reserves:
            1997                                  $  988,000             $  303,000        $        -           $1,291,000
            1998                                  $1,291,000             $  302,000        $        -           $1,593,000
            1999                                  $1,593,000             $        -        $  539,000           $1,054,000


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURES

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

                                    PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

          Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1999.

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

     10.6 Wm Michaels Limited Regional Prototype Defined Contribution Plan and Trust ****

     10.7 Form of Sales Representative Agreement.*

     10.8 Loan Agreement, dated June 16, 1995, between Registrant and Union Bank.**

     10.9 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings.***

    10.10 Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave Scott, Santa Clarita, California 91355.***

    10.11 Amended Loan Agreement and Note, dated January 2, 1997, between Registrant and Union Bank; Amended Loan Agreement and Note, dated March 13, 1997, between Registrant and Union Bank.*****

    10.12 Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

    10.13 Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

    10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank - California. ****

    10.15 Amendment to Business Loan Agreement and Master Revolving Note, dated June 9, 1999, between the Registrant and Comerica Bank - California

    10.16 Amendment to Business Loan Agreement, dated December 27, 1999, between the Registrant and Comerica Bank - California

     23.1 Consent of KPMG, LLP

     24.1 Power of Attorney (see page 39 of this Annual Report on Form 10-K).

     27   Financial Data Schedule

-------------------------------------------------------------------------------

     * Incorporation by reference from Taitron Components Incorporated Registration Statement on Form SB-2, Registration No. 33-90294-LA.

     ** Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

     *** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

     **** Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

     ***** Incorporated by reference from Taitron Components Incorporated Form
           10-QSB for the quarter ended June 30, 1998 .

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

                                                TAITRON COMPONENTS INCORPORATED
                                                (Registrant)

                                                By   /s/ Stewart Wang
                                                  ------------------------------
                                                  Stewart Wang
                                                  Its:  Chief Executive Officer
                                                  Date: March 20, 2000
                                                  ------------------------------

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



                  SIGNATURE                          TITLE                                                DATE
/s/ Johnson Ku                                       Chairman of the Board                       March 20, 2000
-----------------------------------
Johnson Ku

/s/ Stewart Wang                                     Chief Executive Officer, President          March 20, 2000
-----------------------------------                  and Director
Stewart Wang                                         (Principal Executive Officer)

/s/ Steven H. Dong                                   Chief Financial Officer                     March 20, 2000
-----------------------------------                  and Secretary
Steven H. Dong                                       (Principal Financial and Accounting
                                                     Officer)

/s/ Richard Chiang                                   Director                                    March 20, 2000
-----------------------------------
Richard Chiang

/s/ Winston Gu                                       Director                                    March 20, 2000
-----------------------------------
Winston Gu

/s/ Felix Sung                                       Director                                    March 20, 2000
-----------------------------------
Felix Sung
