Form 10-Q
period 2000-03-31
TAITRON COMPONENTS INC
filed 2000-05-12
CIK 942126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


| |      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

                   YES   ( X )                    NO  (   )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           CLASS                                OUTSTANDING ON APRIL 21, 2000
-------------------------------------           -----------------------------
Class A Common Stock, $.001 par value                    5,073,610
Class B Common Stock, $.001 par value                      762,612

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                     MARCH 31,           DECEMBER 31,
                                   ASSETS                                               2000                 1999
                                                                                  -----------------    -----------------
                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                                     $           42       $          274
    Trade accounts receivable, net                                                         4,769                4,055
    Inventory, net                                                                        27,955               29,153
    Prepaid expenses                                                                         321                  391
     Deferred income taxes                                                                   445                  496
    Other current assets                                                                     253                  234
                                                                                  -----------------    -----------------
           Total current assets                                                           33,785               34,603

Property and equipment, net                                                                6,734                6,392
Other assets                                                                                 134                   86
                                                                                  -----------------    -----------------

           Total assets                                                           $       40,653       $       41,081
                                                                                  =================    =================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit                                                      $        8,141       $        9,319
    Current portion of long term debt                                                         21                   21
    Trade accounts payable                                                                 2,685                2,250
    Accrued liabilities and other                                                            578                  617
                                                                                  -----------------    -----------------
           Total current liabilities                                                      11,425               12,207
                                                                                  -----------------    -----------------

Long-term debt, less current portion                                                       3,428                3,434
                                                                                  -----------------    -----------------

Commitments                                                                                   --                    --

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
      None issued or outstanding.                                                             --                   --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 5,066,026 and 5,085,026 shares as of                              5                    5
      March 31, 2000 and December 31, 1999, respectively.
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612, shares as of  March 31, 2000 and                                    1                    1
      December 31, 1999.
    Additional paid-in capital                                                            11,407               11,457
    Accumulated comprehensive income                                                          (3)                  24
    Retained earnings                                                                     14,390               13,953
                                                                                  -----------------    -----------------

           Total shareholders' equity                                                     25,800               25,440
                                                                                  -----------------    -----------------

           Total liabilities and shareholders' equity                             $       40,653       $       41,081
                                                                                  =================    =================

      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                                                THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------------------
                                                                 2000                  1999
                                                          -------------------    ------------------
                                                             (Unaudited)            (Unaudited)
Net sales                                               $          8,348       $          6,809

Cost of goods sold                                                 5,786                  4,775
                                                          -------------------    ------------------

Gross profit                                                       2,562                  2,034

Selling, general and administrative expenses                       1,624                  1,389
                                                          -------------------    ------------------

         Operating earnings                                          938                    645

Interest expense, net                                                200                    219
Other expense (income), net                                          (10)                   (23)
                                                          -------------------    ------------------

         Earnings before income taxes                                748                    449

Income tax expense                                                   311                    185
                                                          -------------------    ------------------

         Net earnings                                   $            437       $            264
                                                          ===================    ==================

Earnings Per Share:
     Basic                                              $            .07       $            .04
                                                          ===================    ==================
     Diluted                                            $            .07       $            .04
                                                          ===================    ==================

Weighted average common shares outstanding:
     Basic                                                     5,833,805              6,118,608
                                                          ===================    ==================
     Diluted                                                   6,124,017              6,118,608
                                                          ===================    ==================





      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------------
                                                                                  2000                 1999
                                                                            ------------------   ------------------
                                                                               (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net earnings                                                         $             437    $             264
                                                                            ------------------   ------------------

    Adjustments to reconcile net earnings to net cash used in operating activities:
    Depreciation and amortization                                                      118                  111
    Deferred income taxes                                                               51                   --
    Changes in Assets and Liabilities:
      Trade accounts receivable                                                       (714)                 651
      Inventory                                                                      1,198                1,637
      Prepaid expenses                                                                  70                   23
      Other current assets                                                             (19)                (272)
      Other assets                                                                     (48)                 (26)
      Trade accounts payable                                                           435               (1,968)
      Accrued and other liabilities                                                    (39)                 117
                                                                            ------------------   ------------------

              Total adjustments                                                      1,052                  273
                                                                            ------------------   ------------------

              Net cash provided by operating activities                              1,489                  537
                                                                            ------------------   ------------------
Cash flows from investing activities -
      Acquisitions of property and equipment                                          (460)                 (14)
                                                                            ------------------   ------------------
Cash flows from financing activities:
    Borrowings on long term debt                                                     1,216                  600
    Payments on long term debt                                                      (2,400)              (1,397)
    Repurchase of Class A Common Stock                                                 (50)                 (40)
                                                                            ------------------   ------------------

              Net cash used in financing activities                                 (1,234)                (837)
                                                                            ------------------   ------------------

Impact of changes in exchange rates on cash                                            (27)                  --

              Net decrease in cash and cash equivalents                               (232)                (314)

Cash and cash equivalents, beginning of period                                         274                  364
                                                                            ------------------   ------------------

Cash and cash equivalents, end of period                                 $              42    $              50
                                                                            ==================   ==================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                               $             170    $             150
                                                                            ==================   ==================

    Cash paid for income taxes                                           $             207    $              --
                                                                            ==================   ==================




     See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
            As of and for the quarterly period ending March 31, 2000 (All amounts are unaudited, except for the balance sheet as of December 31, 1999)

(1)      BASIS OF PRESENTATION

       The condensed consolidated financial information furnished herein is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments and accruals) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1999.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

       REVENUE RECOGNITION

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2000 and 1999 aggregated $143,000 and $211,000, respectively.

       ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

       The allowance for sales returns and doubtful accounts at March 31, 2000 and December 31, 1999 aggregated $127,000 and $120,000, respectively.

       INVENTORY

       Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The amount presented in the accompanying financial statements is net of valuation allowances of $1,058,000 and $1,054,000 at March 31, 2000 and December 31, 1999, respectively.

       RECLASSIFICATION

       Certain amounts in the 1999 financial statements have been reclassified to conform with the current financial statement presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain amounts and ratios, as a percentage of net sales, included in the condensed consolidated statements of earnings.

                                                                            THREE MONTH PERIOD ENDED
                                                                                    MARCH 31,
                                                                         --------------------------------
                                                                             2000               1999
                                                                         --------------     -------------
                                                                            (Dollars in Thousands)
Net sales                                                             $          8,348             6,809

Cost of goods sold                                                               5,786             4,775

Gross profit                                                                     2,562             2,034
       % of net sales                                                            30.7%             29.9%

Selling, general and administrative expenses                                     1,624             1,389
       % of net sales                                                            19.5%             20.4%

Operating earnings                                                                 938               645
       % of net sales                                                            11.2%              9.5%

Interest expense, net                                                              200               219
       % of net sales                                                             2.4%              3.2%

Net earnings                                                                       437               264
       % of net sales                                                             5.2%              3.9%

COMPARISON OF THE THREE MONTH PERIODS ENDING MARCH 31, 2000 WITH MARCH 31, 1999.

         Net sales for the quarter ending March 31, 2000 increased to $8,348,000 from $6,809,000 for the same period last year, an increase of 22.6% or $1,539,000. The growth is primarily due to a recent industry wide increase in demand for discrete semiconductors. The sales increase was also partially due to an increase in export sales to $718,000 from $397,000, an increase of 80.9% or $321,000. The average unit selling price decreased to 2.2 cents for the current period from 2.9 cents during the same period last year mainly due to an increase in passive components sales which typically have a lower average selling price . While the average unit selling price decreased, an increase in gross profit margins to 30.7% from 29.9% for the comparable prior period contributed to the overall net sales increase.


         Cost of goods sold for the current period ending March 31, 2000 increased to $5,786,000 from $4,775,000 for the comparable prior period, an increase of 21.2% or $1,011,000. Cost of goods sold increased primarily as a result of the increase in the number of units sold. Gross profit increased by $528,000 to $2,562,000 for the current period ending March 31, 2000 from $2,034,000 for the comparable prior period.

         Selling, general and administrative expenses increased by $235,000 or 16.9% for the current period ending March 31, 2000 compared to the same period of 1999. These costs, as a percentage of net sales, were 19.5% for the three months ended March 31, 2000 and 20.4% for the three months ended March 31, 1999. The increase is primarily attributable to increased payroll and new operating costs incurred from opening our three new sales offices in the United States during the fourth quarter of 1999 and additional selling, general and administrative expenses from our subsidiary in Mexico. Also, contributing to the increase are additional expenses related to the purchase of our new warehouse and headquarters. At the end of June, 1999, we purchased our new facilities for $3.3 million which increased depreciation and maintenance fees. There was no such purchase or related depreciation during the first quarter of last year.


         Operating earnings increased by $293,000 or 45.4% between the three month period ending March 31, 2000 and 1999, and increased as a percentage of net sales to 11.2% from 9.5%. Operating earnings increased primarily due to increased net sales.

        Interest expense, net of interest income for the current period ending March 31, 2000 decreased by $19,000 compared to the same period last year. The decrease is due to decreased borrowings as smaller purchases of inventory were made during the current quarter as compared to the same quarter last year. Additionally, the decrease in borrowings were partially offset by higher interest rates during the current quarter compared to the same period last year.

         Income taxes were $311,000 in the current period ending March 31, 2000, representing an effective tax rate of 41.6%, as compared to $185,000 for the same period in 1999, an effective tax rate of 41.2%.


         Net earnings were $437,000 for the current period ending March 31, 2000 as compared with net earnings of $264,000 for the same period last year, an increase of $173,000 or 65.5% for the reasons discussed above. Net earnings as a percentage of net sales increased to 5.2% from 3.9%.


SUPPLY AND DEMAND ISSUES

         Since 1996, the demand for discrete semiconductors in the U.S. market had continued to decrease through the middle of 1999. During 1999, our focus was to maintain or gradually reduce our inventory while keeping adequate stock to accommodate our future growth. During the first quarter of 2000, demand for discrete semiconductors has increased with recent shortages creating significant price increases. We believe that with $27.9 million of inventory on hand as of March 31, 2000, we can help customers absorb some of the price increases and still benefit from increasing profit margins.


         Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that a recovery in the discrete semiconductor market will take place. Also, if prices of components held in our inventory decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected. See "-Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

         We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from the operating, investing and financing activities for the three months ended March 31, 2000 and 1999 are as follows:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2000               1999
                                                                             ----               ----
                                                                             (Dollars in Thousands)
           Operating activities..........................................    $ 1,489             $  537
           Investing activities..........................................       (460)               (14)
           Financing activities..........................................     (1,234)              (837)


        Cash flows provided by operating activities increased to $1,489,000 from $537,000 during the three months ended March 31, 2000 and 1999, respectively, which is partially due to the overall increase in sales during the current quarter as compared to the same quarter last year. Moreover, in positioning ourselves as a "discrete components superstore," we have been required to carry large inventory levels. However, since 1997, our focus has been on utilizing our current inventory, thereby reducing inventory through the first quarter of 2000. As a result, inventory has decreased from $29.1 million at December 31, 1999 to $27.9 million at March 31, 2000, in turn, contributing to an increase in cash flow provided by operating activities during the current period ending March 31, 2000 as compared to the same period last year. Also, cash flows generated by the decrease in inventory was partially offset by an increase in accounts receivable during the current quarter ended March 31, 2000, compared to the same quarter last year.

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

        Cash flows used in investing activities increased to $460,000 from $14,000 during the three months ended March 31, 2000, as compared to 1999, primarily due to current construction of interior improvements to our new 55,000 square foot warehouse and headquarters. We expect the improvements to be completed during the second quarter of 2000.

        Cash flows used in financing activities increased to $1,234,000 from $837,000 during the three months ended March 31, 2000, as compared to 1999, primarily due to higher net re-payments to our bank revolving line of credit during the current quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999.

         We believe that funds generated from operations and our bank revolving line of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.

         As of the date of this Report, we have no commitments for other equity or debt financing or other capital expenditures.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 1999 under the heading "Cautionary Statements and Risk Factors."

YEAR 2000

        In 1999, we completed our remediation and testing of our systems. Because of those planning and implementation efforts, we experienced no significant disruptions in critical information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of our third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.



PART II. OTHER INFORMATION

Item 1. through Item 5.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

              27  Financial Data Schedule

(b)      Reports on Form 8-K:

               None

SIGNATURES



                  In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TAITRON COMPONENTS INCORPORATED






Date:    April 30, 2000                     By: /s/ STEWART WANG
                                               -------------------------------
                                            Stewart Wang
                                            Chief Executive Officer
                                            and Director



Date:    April 30, 2000                     By: /s/ STEVEN H. DONG
                                               --------------------------------
                                            Steven H. Dong
                                            Chief Financial Officer
                                            (Principal Accounting Officer)