Form 10-Q
period 2000-06-30
TAITRON COMPONENTS INC
filed 2000-08-11
CIK 942126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                  YES   ( X )                        NO  (    )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                              Outstanding on June 30, 2000
-------------------------------------         ----------------------------
Class A Common Stock, $.001 par value                  5,020,710
Class B Common Stock, $.001 par value                    762,612

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                JUNE 30,           DECEMBER 31,
                                 ASSETS                                           2000                 1999
                                                                            ------------------   ------------------
Current assets:
    Cash and cash equivalents                                               $          138       $          274
    Trade accounts receivable, net                                                   5,042                4,055
    Inventory, net                                                                  29,049               29,153
    Prepaid expenses                                                                   279                  391
    Deferred income taxes                                                              412                  496
    Other current assets                                                               274                  234
                                                                            ---------------------------------------
           Total current assets                                                     35,194               34,603

Property and equipment, net                                                          7,050                6,392
Other assets                                                                           162                   86
                                                                            ------------------   ------------------

           Total assets                                                     $       42,406       $       41,081
                                                                            ==================   ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit                                                $        8,052       $        9,319
    Current portion of long-term debt                                                3,022                   21
    Trade accounts payable                                                           3,873                2,250
    Accrued liabilities and other                                                      877                  617
                                                                            ------------------   ------------------
           Total current liabilities                                                15,824               12,207
                                                                            ------------------   ------------------

Long-term debt, less current portion                                                   423                3,434
                                                                            ------------------   ------------------

Commitments                                                                             --                   --

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued or outstanding                                                        --                   --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares; issued and outstanding 5,020,710 and 5,085,026 shares as
      of June 30, 2000 and December 31, 1999, respectively.                              5                    5
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612 shares                                                         1                    1
    Additional paid-in capital                                                      11,223               11,457
    Accumulated comprehensive income                                                    (9)                  24
    Retained earnings                                                               14,939               13,953
                                                                            ------------------   ------------------

           Total shareholders' equity                                               26,159               25,440
                                                                            ------------------   ------------------

           Total liabilities and shareholders' equity                       $       42,406       $       41,081
                                                                            ==================   ==================


      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED
                  Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share amounts)


                                                    Three months ended June 30,                     Six months ended June 30,
                                                    2000                   1999                   2000                1999
                                              -----------------       ----------------       ----------------    ----------------
                                                (Unaudited)             (Unaudited)            (Unaudited)         (Unaudited)
Net sales                                     $        8,826          $        7,491         $       17,174      $       14,300

Cost of goods sold                                     5,998                   5,368                 11,784              10,107
                                              -----------------       ----------------       ----------------    ----------------

Gross profit                                           2,828                   2,123                  5,390               4,193

Selling, general and administrative
    expenses                                           1,712                   1,459                  3,336               2,849
                                              -----------------       ----------------       ----------------    ----------------

         Operating earnings                            1,116                     664                  2,054               1,344

Interest expense, net                                    216                     210                    416                 430
Other expense (income), net                              (22)                    (11)                   (32)                (13)
                                              -----------------       ----------------       ----------------    ----------------

         Earnings before income taxes                    922                     465                  1,670                 927

Income tax expense                                       373                     200                    684                 398
                                              -----------------       ----------------       ----------------    ----------------

         Net earnings                         $          549          $          265         $          986      $          529
                                              =================       ================       ================    ================

Basic earnings per share                      $          .09          $          .04         $          .17      $          .09
                                              =================       ================       ================    ================

Diluted earnings per share                    $          .09          $          .04         $          .16      $          .09
                                              =================       ================       ================    ================

Basic weighted average shares
    outstanding                                    5,810,541               6,099,000              5,821,923           6,111,000
                                              =================       ================       ================    ================

Diluted weighted average shares
    outstanding                                    6,143,128               6,220,000              6,151,356           6,191,000
                                              =================       ================       ================    ================



      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                  SIX MONTHS ENDED JUNE 30,

                                                                            ---------------------------------------
                                                                                  2000                 1999
                                                                            ------------------   ------------------
                                                                               (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net earnings                                                            $          986       $          529
                                                                            ------------------   ------------------

    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                      235                  208
    Deferred income taxes                                                               84                   --
    Changes in Assets and Liabilities:
      Trade accounts receivable                                                       (987)                 161
      Inventory                                                                        104                3,720
      Prepaid expenses                                                                 112                 (145)
      Other current assets                                                             (40)                (177)
      Other assets                                                                     (76)                 259
      Trade accounts payable                                                         1,623               (2,269)
      Accrued and other liabilities                                                    260                  (41)
                                                                            ------------------   ------------------

              Total adjustments                                                      1,315                1,716
                                                                            ------------------   ------------------

              Net cash provided by operating activities                              2,301                2,245
                                                                            ------------------   ------------------

Cash flows from investing activities:
      Acquisitions of property and equipment                                          (893)              (3,539)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Borrowings on long term debt                                                     4,415                4,800
    Payments on long term debt                                                      (5,692)              (3,610)
    Repurchase of Class A Common Stock                                                (261)                (179)
    Exercise of stock options                                                           27                   --
                                                                            ------------------   ------------------

              Net cash (used in) provided by financing activities                   (1,511)               1,011
                                                                            ------------------   ------------------

Impact of changes in exchange rates on cash                                            (33)                  15

              Net decrease in cash and cash equivalents                               (136)                (268)

Cash and cash equivalents, beginning of period                                         274                  364
                                                                            ------------------   ------------------

Cash and cash equivalents, end of period                                    $          138       $           96
                                                                            ==================   ==================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                  $          572       $          516
                                                                            ==================   ==================

    Cash paid for income taxes                                              $          211       $          343
                                                                            ==================   ==================



      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
             As of and for the quarterly period ending June 30, 2000
               (All amounts are unaudited, except for the balance
                         sheet as of December 31, 1999)

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

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 2000 and 1999 aggregated to $102,000 and $212,000, respectively and for the six months ended June 30, 2000 and 1999 aggregated to $245,000 and $394,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts was $120,000 at June 30, 2000 and December 31, 1999.

     INVENTORY

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,126,000 and $1,054,000 at June 30, 2000 and December 31, 1999, respectively.

     RECLASSIFICATION

     The 2000 balances have been reclassified to conform with the 1999 balances where appropriate. In addition, during the second quarter ending June 30, 2000, the Company reclassified the $3,000,000 subordinated debenture note payable from long-term debt to a current liability in anticipation of its principal due date of May 18, 2001.

Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.


                                                            Three Month                             Six Month
                                                       Period Ended June 30,                  Period Ended June 30,
                                                       ---------------------                  ---------------------
                                                         2000               1999               2000               1999
                                                    ----------------    -------------      --------------    ----------------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                         ( Dollars in thousands)                ( Dollars in thousands)

Net sales                                           $         8,826     $      7,491       $      17,174     $        14,300

Cost of goods sold                                            5,998            5,368              11,784              10,107

Gross profit                                                  2,828            2,123               5,390               4,193
       % of net sales                                         32.0%            28.3%               31.4%               29.3%

Selling, general and administrative expenses
                                                              1,712            1,459               3,336               2,849
       % of net sales                                         19.4%            19.5%               19.4%               19.9%

Operating earnings                                            1,116              664               2,054               1,344
       % of net sales                                         12.6%             8.9%               12.0%                9.4%

Interest expense, net                                           216              210                 416                 430
           % of net sales                                      2.4%             2.8%                2.4%                3.0%

Net earnings                                        $           549     $        265       $         986     $           529
       % of net sales                                          6.2%             3.5%                5.7%                3.7%


THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1999

        Net sales for the three months ended June 30, 2000 were $8,826,000, compared with net sales for the three months ended June 30, 1999 of $7,491,000, an increase of $1,335,000 or 17.8%. This increase was primarily attributable to growth in our domestic passive components sales volume by $1,144,000 or 256% when compared to passive sales for the second quarter ended June 30, 1999. Domestic sales increased by $1,177,000 for the current three month period and export sales by $158,000 over the same period last year. We believe the overall increase in net sales is a result of industry wide increase in demand for passive and discrete semiconductors.

        Cost of goods sold increased by $630,000 to $5,998,000 for the three month period ended June 30, 2000, an increase of 11.7% from the same period in 1999. Consistent with the increase in net sales, cost of goods sold increased, however at a slower rate, resulting in gross profits increasing as a percentage of net sales to 32.0% for the current three month period this year from 28.3% for the same period last year. Gross profits increased by $705,000 to $2,828,000 for the three months ended June 30, 2000 from $2,123,000 for the same period in 1999.

        Selling, general and administrative ("SG&A") expenses increased by $253,000 or 17.3% for the three months ended June 30, 2000 compared to the same period of 1999. The increase is primarily attributable to increased payroll and new operating costs incurred from opening our four new sales offices in the United States during the three most recent quarters. SG&A expenses, as a percentage of net sales, decreased to 19.4% for the three months ended June 30, 2000 from 19.5% for the same period in 1999.

        Operating earnings increased by $452,000 or 68.1% between the three month period ended June 30, 2000 and 1999, an increase as a percentage of net sales to 12.6% from 8.9%. Operating earnings increased primarily due to increased net sales.

        Interest expense, net of interest income for the three months ended June 30, 2000 increased by $6,000 compared to the three months ended June 30, 1999. The increase is due to higher interest rates during the current quarter compared to the same period last year.

        Income taxes were $373,000 in the three months ended June 30, 2000, representing an effective tax rate of 41%, compared to $200,000 for the same period in 1999, an effective tax rate of 43%.

        Net earnings increased to $549,000 for the three months ended June 30, 2000 as compared with net earnings of $265,000 for the three months ended June 30, 1999, an increase of $284,000 or 107% for the reasons discussed above. Net earnings as a percentage of net sales increased to 6.2% from 3.5% over these same periods.

SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1999

     Net sales for the six months ended June 30, 2000 were $17,174,000 compared with the six months ended June 30, 1999 of $14,300,000, an increase of $2,874,000 or 20.1%. This increase was primarily attributable to growth in our domestic passive components sales volume by $1,985,000 or 261% when compared to passive sales for the six months ended June 30, 1999. Domestic sales increased by $2,345,000 for the current six month period and export sales increased by $529,000 over the six months ended June 30, 1999. We believe the overall increase in net sales is a result of industry wide increase in demand for passive and discrete semiconductors.

     Cost of goods sold increased by $1,677,000 to $11,784,000 for the six months ended June 30, 2000, an increase of 16.6% from the same period in 1999. Consistent with the increase in net sales, cost of goods sold increased, however at a slower rate, resulting in gross profits increasing as a percentage of net sales to 31.4% for the first six months of this year from 29.3% for the same period last year. Gross profits increased by $1,197,000 to $5,390,000 for the six months ended June 30, 2000 from $4,193,000 for the same period in 1999.

     SG&A expenses increased by $487,000 or 17.1% for the six months ended June 30, 2000 compared to the same period in 1999. The increase is primarily attributable to increased payroll and new opening costs incurred from opening our four new sales offices in the United States during the three most recent quarters. SG&A expenses, as a percentage of net sales, decreased to 19.4% for the six months ended June 30, 2000 from 19.9% for the same period in 1999.

     Operating earnings from operations increased by $710,000 or 52.8% for the six months ended June 30, 2000 as compared to the same period in 1999 and also increased as a percentage of net sales to 12% from 9.4%. The increase is primarily due to higher overall sales as discussed above.

     Interest expense, for the six months ended June 30, 2000 decreased by $14,000 compared to the six months ended June 30, 1999. The decrease is due to lower borrowings as smaller purchases of inventory were made during the current six month period as compared to the same period last year. Income taxes were $684,000 for the six months ended June 30, 2000, representing an effective tax rate of 41% compared to $398,000 for the six months ended June 30, 1999, an effective tax rate of 42.9%.

     Net earnings of $986,000 for the six months ended June 30, 2000 compared to net earnings of $529,000 for the same period in 1999, an increase of $457,000 or 86.4% for the same reasons discussed above. Net earnings as a percentage of net sales increased to 5.7% for the six months ended June 30, 2000 compared to 3.7% for the same period in 1999 over these same periods.

SUPPLY AND DEMAND ISSUES

     During the first half of 2000, demand for discrete semiconductors increased which caused shortages and price increases. With $29 million of inventory on hand as of June 30, 2000, we expect to assist our customers in absorbing some of the price increases and still benefit from increasing profit margins. Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that the recent shortages in the discrete semiconductor market will continue. Also, if prices of components held in our inventory decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected. See "Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

     We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2000 and 1999 are as follows:


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------------
                 (Dollars in thousands)                               2000                 1999
                                                                ------------------    ---------------
                                                                   (Unaudited)         (Unaudited)
   Operating activities.........................................      $  2,301           $  2,245
   Investing activities.........................................          (893)            (3,539)
   Financing activities.........................................        (1,511)             1,011


     Cash flows provided by operating activities increased to $2,301,000 during the six months ended June 30, 2000, as compared to $2,245,000 during the six months ended June 30, 1999. The change is primarily due to higher net earnings offset by an increase in accounts receivable. Also, during the first six months of 1999, inventory decreased by $3.7 million and accounts payable decreased by $2.3 million which generated net cash of $1.4 million. During the first six months of 2000, inventory decreased by $100,000 and accounts payable increased by $1.6 million, which generated net cash of $1.7 million, thus partially attributing to the increase in cash flows during the first six months of 2000 compared to last year.

     Cash flows used in investing activities was $893,000 during the six months ended June 30, 2000 compared to $3,539,000 during the six months ended June 30, 1999. The decrease is due to the purchase of our new warehouse and headquarters in the amount of $3.3 million during the quarter ended June 30, 1999 and current construction of interior improvements during the current period ending June 30, 2000. We expect the improvements to be completed during the third quarter of 2000. As of the date of this Report, our interior improvements remain in the final stages of completion.

     Cash flows used in financing activities was $1,511,000 during the six months ended June 30, 2000 compared to $1,011,000 provided by financing activities during the six months ended June 30, 1999. The change resulted, primarily due to higher net re-payments to our bank revolving line of credit during the current six months ended June 30, 2000, as compared to the same period last year.

     We believe that funds generated from operations and our bank revolving lines of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. In addition, during the second quarter ending June 30,2000, we reclassified the $3,000,000 subordinated debenture note payable from long-term debt to a current liability in anticipation of its principal due date of May 18, 2001.

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




                            TAITRON COMPONENTS INCORPORATED





Date:   July 31, 2000                    By:     /s/ STEWART WANG
                                             --------------------------------
                                         Stewart Wang
                                         Chief Executive Officer
                                         and Director



Date:   July 31, 2000                    By:     /s/ STEVEN H. DONG
                                             --------------------------------
                                         Steven H. Dong
                                         Chief Financial Officer
                                         (Principal Accounting Officer)