Form 10-Q
period 2000-09-30
TAITRON COMPONENTS INC
filed 2000-11-13
CIK 942126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                         YES ( X )                NO ( )


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           CLASS                              OUTSTANDING ON SEPTEMBER 30, 2000
-------------------------------------         ---------------------------------
Class A Common Stock, $.001 par value                    5,023,708
Class B Common Stock, $.001 par value                      762,612


PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                 ASSETS                                           2000                 1999
                                                                         ------------------   ------------------
                                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                            $             168    $             274
    Trade accounts receivable, net                                                   5,128                4,055
    Inventory, net                                                                  30,334               29,153
    Prepaid expenses                                                                   310                  391
    Deferred income taxes                                                              494                  496
    Other current assets                                                               276                  234
                                                                         ------------------   ------------------
           Total current assets                                                     36,710               34,603

Property and equipment, net                                                          7,256                6,392
Other assets                                                                           283                   86
                                                                         ------------------   ------------------

           Total assets                                                  $          44,249    $          41,081
                                                                         ==================   ==================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Revolving line of credit                                             $          12,530    $           9,319
    Current portion of long-term debt                                                   22                   21
    Trade accounts payable                                                           3,258                2,250
    Accrued liabilities and other                                                    1,402                  617
                                                                        ------------------   ------------------
           Total current liabilities                                                17,212               12,207
                                                                        ------------------   ------------------

Long-term debt, less current portion                                                   417                3,434
                                                                        ------------------   ------------------

Commitments                                                                            --                    --

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      none issued or outstanding                                                       --                   --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares; issued and outstanding 5,023,708 and 5,085,026 shares as
      of September 30, 2000 and December 31, 1999, respectively.                        5                    5
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612 shares                                                        1                    1
    Additional paid-in capital                                                     11,171               11,457
    Accumulated other comprehensive earnings, net of tax                              (19)                  24
    Retained earnings                                                              15,462               13,953
                                                                       ------------------   ------------------

           Total shareholders' equity                                              26,620               25,440
                                                                       ------------------   ------------------

           Total liabilities and shareholders' equity                  $           44,249   $           41,081
                                                                       ==================   ==================

      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

    Condensed Consolidated Statements of Earnings and Comprehensive Earnings
                (Dollars in thousands, except per share amounts)

                                                        Three months ended September 30,          Nine months ended September 30,
                                                    ---------------------------------------   ------------------------------------
                                                         2000                1999                  2000                1999
                                                    ----------------    ----------------      ----------------    ---------------
                                                      (Unaudited)         (Unaudited)           (Unaudited)        (Unaudited)

Net sales                                           $        8,663      $        7,750         $      25,837        $     22,051
Cost of goods sold                                           5,915               5,605                17,699              15,722
                                                    ----------------    ----------------      ----------------    ---------------
Gross profit                                                 2,748               2,145                 8,138               6,329

Selling, general and
     administrative expenses                                 1,711               1,506                 5,047               4,449
                                                    ----------------    ----------------      ----------------    ---------------
         Operating earnings                                  1,037                 639                 3,091               1,880

Interest expense, net                                          243                 220                   659                 651
Other expense (income), net                                    (26)                (39)                  (58)               (155)
                                                    ----------------    ----------------      ----------------    ---------------
         Earnings before income taxes                          820                 458                 2,490               1,384

Income tax expense                                             297                 189                   981                 587
                                                    ----------------    ----------------      ----------------    ---------------

Net earnings                                                   523                 269                 1,509                 797
                                                    ----------------    ----------------      ----------------    ---------------

 Other comprehensive earnings, net of tax:
    Foreign currency translation adjustments                   (10)                  5                   (43)                 21
                                                    ----------------    ----------------      ----------------    ---------------

Comprehensive earnings                                         513                 274                 1,466                 818
                                                    ================    ================      ================    ===============

Basic net earnings per share                        $          .09      $          .04        $          .26      $          .13
                                                    ================    ================      ================    ===============

Diluted net earnings per share                      $          .09      $          .04        $          .25      $          .13
                                                    ================    ================      ================    ===============

Basic weighted average shares outstanding                5,781,310           6,000,000             5,809,372           6,024,000
                                                    ================    ================      ================    ===============

Diluted weighted average shares outstanding              6,069,675           6,085,000             6,088,807           6,078,000
                                                    ================    ================      ================    ===============

      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------------
                                                                                  2000                 1999
                                                                            ------------------   ------------------
                                                                               (Unaudited)          (Unaudited)
Cash flows from operating activities:
    Net earnings                                                             $           1,509    $             797
                                                                            ------------------   ------------------
    Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                          366                  302
    Deferred income taxes                                                                    2                   --
    Changes in Assets and Liabilities:
      Trade accounts receivable                                                         (1,073)                 176
      Inventory                                                                         (1,181)               4,665
      Prepaid expenses                                                                      81                  (32)
      Other current assets                                                                 (42)                 (88)
      Other assets                                                                        (197)                 280
      Trade accounts payable                                                             1,008               (1,510)
      Accrued and other liabilities                                                        785                  (35)
                                                                            ------------------   ------------------
              Total adjustments                                                           (251)               3,758
                                                                            ------------------   ------------------

              Net cash provided by operating activities                                  1,258                4,555
                                                                            ------------------   ------------------

Cash flows from investing activities:
      Acquisitions of property and equipment                                            (1,230)              (3,654)
                                                                            ------------------   ------------------

Cash flows from financing activities:
    Borrowings on long term debt                                                        11,226                6,455
    Payments on long term debt                                                         (11,031)              (7,070)
    Repurchase of Class A Common Stock                                                    (383)                (606)
    Exercise of stock options                                                               97                   --
                                                                            ------------------   ------------------
              Net cash used in financing activities                                        (91)              (1,221)
                                                                            ------------------   ------------------

Impact of changes in exchange rates on cash                                                (43)                  21
                                                                            ------------------   ------------------

              Net decrease in cash and cash equivalents                                   (106)                (299)

Cash and cash equivalents, beginning of period                                             274                  364
                                                                            ------------------   ------------------

Cash and cash equivalents, end of period                                     $             168    $              65
                                                                            ==================   ==================

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   $             780    $             786
                                                                            ==================   ==================

    Cash paid for income taxes                                               $             211    $             618
                                                                            ==================   ==================

      See accompanying notes to condensed consolidated financial statements

                         TAITRON COMPONENTS INCORPORATED

                    Notes to Condensed Consolidated Financial
     Statements As of and for the quarterly period ending September 30, 2000
                   (All amounts are unaudited, except for the
                     balance sheet as of December 31, 1999)

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

     REVENUE RECOGNITION

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 2000 and 1999 aggregated to $175,000 and $298,000, respectively and for the nine months ended September 30, 2000 and 1999 aggregated to $421,000 and $692,000, respectively.

     ALLOWANCE FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The allowance for sales returns and doubtful accounts at September 30, 2000 and December 31, 1999 was $140,000 and $120,000, respectively.

     INVENTORY

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,042,000 and $1,054,000 at September 30, 2000 and December 31, 1999, respectively.

     SUBORDINATED DEBENTURE

     During the third quarter ending September 30, 2000, the Company paid in its entirety, the $3,000,000 principal balance, including accrued interest payable, of the subordinated debenture note payable originally due May 18, 2001.

     RECLASSIFICATION

     The 2000 balances have been reclassified to conform with the 1999 balances where appropriate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                               Three Month                             Nine Month
                                                        Period Ended September 30,             Period Ended September 30,
                                                    ---------------------------------      ----------------------------------
                                                          2000               1999               2000               1999
                                                    ----------------    -------------      --------------    ----------------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                         ( Dollars in thousands)                ( Dollars in thousands)
Net sales                                            $        8,663     $      7,750       $      25,837     $        22,051
Cost of goods sold                                            5,915            5,605              17,699              15,722
Gross profit                                                  2,748            2,145               8,138               6,329
       % of net sales                                          31.7%            27.7%               31.5%               28.7%

Selling, general and administrative expenses                  1,711            1,506               5,047               4,449
       % of net sales                                          19.8%            19.4%               19.5%               20.2%

Operating earnings                                            1,037              639               3,091               1,880
       % of net sales                                          12.0%             8.2%               12.0%                8.5%

Interest expense, net                                           243              220                 659                 651
       % of net sales                                           2.8%             2.8%                2.6%                3.0%

Net earnings                                         $         523      $        269       $       1,509     $          797
       % of net sales                                           6.0%             3.5%                5.8%                3.6%


THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

     Net sales for the quarterly period ended September 30, 2000 were $8,663,000, compared with $7,750,000 during the same period last year, an increase of $913,000 or 11.8%. This increase was primarily attributable to growth in our domestic passive components sales volume by $1,655,000 or 328% when comparing $2,159,000 and $504,000 of passive sales, for the three months ended September 30, 2000 and 1999, respectively. Domestic sales increased by $1,134,000 for the current three-month period, offset by export sales decreasing by $221,000 over the same period last year. We believe the overall increase in net sales is a result of industry-wide increase in demand for passive and discrete semiconductors.

     Cost of goods sold increased by $310,000 to $5,915,000 for the quarterly period ended September 30, 2000, an increase of 5.5% from the same period in 1999. Cost of goods sold increased with the increase in net sales, however at a slower rate due to increases in sales prices, resulting in gross profits increasing as a percentage of net sales to 31.7% for the current three month period this year from 27.7% for the same period last year. Gross profits increased by $603,000 to $2,748,000 for the three months ended September 30, 2000 from $2,145,000 for the same period in 1999.

     Selling, general and administrative ("SG&A") expenses increased by $205,000 or 13.6% for the three months ended September 30, 2000 compared to the same period of 1999. The increase is primarily attributable to increased payroll costs incurred from opening our four most recent sales offices in the United States (Florida; Arizona; Orange County, California; Massachusetts) during the four most recent quarters. We have continued to invest in sales and marketing personnel, which we believe is required for continued growth. SG&A expenses, as a percentage of net sales, increased to 19.8% for the three months ended September 30, 2000 from 19.4% for the same period in 1999.

     Operating earnings increased by $398,000 or 62.3% between the three month period ended September 30, 2000 and 1999, an increase as a percentage of net sales to 12.0% from 8.2%. Operating earnings increased primarily due to increased net sales.

     Interest expense, net of interest income for the three months ended September 30, 2000 increased by $23,000 compared to the three months ended September 30, 1999.

     Income taxes were $297,000 in the three months ended September 30, 2000, representing an effective tax rate of 36.2%, compared to $189,000 for the same period in 1999, an effective tax rate of 41.3%.

     Net earnings increased to $523,000 for the three months ended September 30, 2000 as compared with net earnings of $269,000 for the three months ended September 30, 1999, an increase of $254,000 or 94.4% for the reasons discussed above. Net earnings as a percentage of net sales increased to 6% from 3.5% over these same periods.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

     Net sales for the nine months ended September 30, 2000 were $25,837,000 compared with the nine months ended September 30, 1999 of $22,051,000, an increase of $3,786,000 or 17.2%. This increase was primarily attributable to growth in our domestic passive components sales volume by $3,639,000 or 288% when comparing $4,904,000 and $1,265,000 of passive sales, for the nine months ended September 30, 2000 and 1999, respectively. Domestic sales increased by $3,479,000 for the current nine-month period and export sales increased by $307,000 over the nine months ended September 30, 1999. We believe the overall increase in net sales is a result of industry-wide increase in demand for passive and discrete semiconductors.

     Cost of goods sold increased by $1,977,000 to $17,699,000 for the nine months ended September 30, 2000, an increase of 12.6% from the same period in 1999. Cost of goods sold increased with the increase in net sales, however at a slower rate due to higher sales prices, resulting in gross profits increasing as a percentage of net sales to 31.5% for the first nine months of this year from 28.7% for the same period last year. Gross profits increased by $1,809,000 to $8,138,000 for the nine months ended September 30, 2000 from $6,329,000 for the same period in 1999.

     SG&A expenses increased by $598,000 or 13.4% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase is primarily attributable to increased payroll and new opening costs incurred from opening our four most recent sales offices in the United States (Florida; Arizona; Orange County, California; Massachusetts) during the four most recent quarters. We have continued to invest in sales and marketing personnel, which we believe is required for continued growth. SG&A expenses, as a percentage of net sales, decreased to 19.5% for the nine months ended September 30, 2000 from 20.2% for the same period in 1999.

     Operating earnings from operations increased by $1,211,000 or 64.4% for the nine months ended September 30, 2000 as compared to the same period in 1999 and also increased as a percentage of net sales to 12% from 8.5%. The increase is primarily due to higher overall net sales as discussed above.

     Interest expense, for the nine months ended September 30, 2000 increased by $8,000 compared to the nine months ended September 30, 1999.

     Income taxes were $981,000 for the nine months ended September 30, 2000, representing an effective tax rate of 39.4%, compared to $587,000 for the nine months ended September 30, 1999, an effective tax rate of 42.4%.

     Net earnings of $1,509,000 for the nine months ended September 30, 2000 compared to net earnings of $797,000 for the same period in 1999, an increase of $712,000 or 89.3% for the same reasons discussed above. Net earnings as a percentage of net sales increased to 5.8% for the nine months ended September 30, 2000 compared to 3.6% for the same period in 1999 over these same periods.

SUPPLY AND DEMAND ISSUES

     During the first half of 2000, demand for discrete semiconductors increased which caused shortages and price increases. With $30 million of inventory on hand as of September 30, 2000, we expect to assist our customers in absorbing some of the price increases and still benefit from increasing profit margins. Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative. There can be no guarantee that the recent shortages in the discrete semiconductor market will continue. Also, if prices of components held in our inventory decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected. See "Cautionary Statement Regarding Forward Looking Information".

LIQUIDITY AND CAPITAL RESOURCES

     We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2000 and 1999 are as follows:

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------------
                         (Dollars in thousands)                               2000                 1999
                                                                        ------------------    ---------------
                                                                           (Unaudited)         (Unaudited)
           Operating activities                                             $  1,258           $  4,555
           Investing activities                                               (1,230)            (3,654)
           Financing activities                                                  (91)            (1,221)

     Cash flows provided by operating activities decreased to $1,258,000 during the nine months ended September 30, 2000, as compared to $4,555,000 during the nine months ended September 30, 1999. The decrease is primarily attributable to an increase in inventory and accounts receivable resulting from increased business and higher net sales during the current nine months ending September 30, 2000 which was partially offset by an increase in accounts payable. Additionally, during the first nine months of 1999, inventory decreased by $4.7 million, which also contributed to the overall decrease in cash flows when compared to last year.

     Cash flows used in investing activities was $1,230,000 during the nine months ended September 30, 2000 compared to $3,654,000 during the nine months ended September 30, 1999. The decrease is due to the purchase of our new warehouse and headquarters in the amount of $3.3 million during the nine month period ended September 30, 1999 and current construction of interior improvements during the current period ending September 30, 2000. We expect the improvements to be completed during the fourth quarter of 2000. As of the date of this Report, our interior improvements remain in the final stages of completion.

     Cash flows used in financing activities was $91,000 during the nine months ended September 30, 2000 compared to $1,221,000 during the nine months ended September 30, 1999. The change resulted, primarily due to lower net re-payments to our bank revolving line of credit and less repurchasing of our Class A Common Stock during the current nine months ended September 30, 2000, as compared to the same period last year.

     We believe that funds generated from operations and our bank revolving lines of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. In addition, during the third quarter ending September 30, 2000, we paid in its entirety, the $3,000,000 principal balance, including accrued interest payable, of the subordinated debenture note payable originally due May 18, 2001.

     During the quarter ending September 30, 2000, our Board Of Directors approved an additional stock repurchase of up to $1 million.

     As of the date of this Report, we have no additional commitments for other equity or debt financing or other significant capital expenditures.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In March 1999, the Company filed a lawsuit in Los Angeles Superior Court against QT Optoelectronic ("QT")(formerly known as Questus Corporation), a manufacturer of optoelectronic semiconductors. In October 2000, the Company and QT entered into a confidential settlement agreement resolving all claims asserted in the lawsuit. In accordance with the terms of the settlement agreement, the Company expects to dismiss the lawsuit with prejudice in November 2000, if QT complies with all the terms of the settlement agreement.

Item 2. through Item 5.

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


                                   TAITRON COMPONENTS INCORPORATED


Date: November 9, 2000                  By:       /s/ STEWART WANG
                                           ------------------------------------
                                           Stewart Wang
                                           Chief Executive Officer
                                           and Director


Date: November 9, 2000                   By:      /s/ STEVEN H. DONG
                                            -----------------------------------
                                            Steven H. Dong
                                            Chief Financial Officer
                                            (Principal Accounting Officer)