Form 10-K405
period 2000-12-31
TAITRON COMPONENTS INC
filed 2001-03-30
CIK 942126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [x]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-25844

                        TAITRON COMPONENTS INCORPORATED
               (Name of Registrant as specified in its charter)

             California                                  95-4249240
      (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


                          28040 West Harrison Parkway
                        Valencia, California  91355-4162
                    (Address of Principal Executive Offices)

                                 (661) 257-6060
              Registrant's telephone number, including area code:

 Securities registered under Section 12(b) of the Exchange Act:  None
 Securities registered under Section 12(g) of the Exchange Act:  Class A Common Stock, par value $.001 per share
                                                                 (Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                        -

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was $7.3 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Class                    Outstanding on February 28, 2001
---------------------------------------  --------------------------------
Class A Common Stock, $.001 par value                 4,956,970
Class B Common Stock, $.001 par value                   762,612

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to Registrant's Annual Meeting of Shareholders scheduled to be held on June 1, 2001 are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS.

     For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 9 of this report.

General

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, original equipment manufacturers (OEMs) and to contract electronic manufacturers (CEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 2000, the Company's inventory consisted of over 1.6 billion components. The Company distributes over 13,000 different products manufactured by more than 75 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 2000 averaged approximately 1.8 cents each.

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

     The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. In 2000, Electronic Buyers News ranked the Company 48th among the top 50 distributors and 46/th/ for distribution of discrete semiconductors based upon 1999 sales in North America. The largest single distributor reported sales of over $6.7 billion. Of this magazine's top 50 electronics distributors, the Company believes that it is the only distributor which concentrates its efforts principally on the discrete semiconductor market.

     The Company's "superstore" strategy includes carrying inventory with quality (name brand), quantities and varieties. Some suppliers have given the Company the exclusive right for selling all or part of their products in the United States and positioned the Company to be the master distributor of their product lines. In 2000, approximately 44% of the Company's sales went to other distributors.

     The Company intends to continue to grow by increasing its sales to existing customers through further expansion of the number of different types of discrete component and other non-integrated circuit components in its inventory and by attracting additional CEMs, OEMs and electronics distributor customers. In addition to its' own sales force, the Company sells its products through a national network of independent sales representatives.

     In 2000, the Company invested in interior improvements to our new 55,000 square foot warehouse and headquarters located in Valencia, new outside sales offices in Illinois and New England, computer hardware and software enhancements and continued upgrades of the Company's integrated real-time information system and on-line query system. Management believes these investments will increase the Company's efficiency, improve inventory turns and eventually reduce operating cost.

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

Optoelectronic Devices and Passive Components

     The Company offers optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. The Company believes that optoelectronic devices and passive components can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers. Sales of optoelectronic devices were $1,782,000, $1,761,000 and $1,972,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Sales of passive components during 2000, 1999 and 1998 were $7,165,000, $1,976,000 and
$1,046,000, respectively. During 2000, the Company purchased inventory of $8,017,000 and $1,034,000 of passive and optoelectronic components, respectively, to facilitate planned increases in sales of these components in the future. This is a forward looking statement and the Company cannot guarantee that sales of passive and optoelectronic components will increase in the future.

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

          Master Distributor. The Company distributes electronic components to other nationwide distributors when their inventory cannot fulfill immediate customer orders. The Company, with its high volume, low cost inventory acts as a master distributor for certain of its component suppliers. The Company estimates that approximately 44% of its sales are a direct result of being a master distributor.

          Franchised Distributors. In 1998, the Company developed a Franchised Distributor Agreement with its preferred distributors to promote a much stronger business relationship. Under this type of agreement, Taitron's Franchised Distributors provide point of sales ("POS") reports which identifies the distributor's customers and the Company provides the distributors price protection, stock rotations and return privileges among other benefits. By the end of 2000, over 60 Preferred Distributors signed the Franchised Agreement.

          Relationships with Suppliers. Unlike most other distributors, the Company does not always demand stock rotation and price protection privileges which are generally available from its suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus significantly reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. The Company has distribution agreements with certain suppliers that provide the Company with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if the supplier terminates the distribution agreement. The Company believes that it has been able to gain a competitive advantage over other distributors by typically foregoing or not demanding these privileges (and thus assuming the majority of risk for over-purchasing, product obsolescence and the risk for price fluctuations) in order to obtain better pricing. The Company has operated an office in Taipei, Taiwan, since 1997. This office focuses on product procurement and strengthening relationships with suppliers in the Far East. See "BUSINESS
     - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "BUSINESS -Suppliers."

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


Products

     The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components. The Company attempts to maintain at least ten months of inventory for each component in its catalogs. At December 31, 2000, the Company's inventory contained over 1.6 billion separate components and over 13,000 distinct products. In 2000, the average per unit sales price of the products sold by the Company was approximately 1.8 cents.

     In 2000, the Company purchased products from over 75 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. See "BUSINESS - Cautionary Statements and Risk Factors - Suppliers," "BUSINESS - Customers" and "BUSINESS - Suppliers."

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

     The Company conducts limited quality monitoring of its products. The Company purchases products from reliable manufacturers who provide warranties for their products that are common in the industry. Also, during the last quarter of 2000, the Company obtained ISO 9002 certification.

     The Company's distribution originates from a 55,000 square foot owned facility located in Valencia. The newly purchased facility was fully operational as of December 31, 2000. The Company utilizes a computerized inventory control/tracking system which enables the Company to quickly access its inventory levels and trace product shipments. See Item 2 - "PROPERTIES."

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

     During 2000, the Company distributed its products to over 1,600 customers. For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 5.9%, 4.2% and 3.6%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

     Historically, distributors have accounted for a much larger percentage of the Company's net sales than CEMs and OEMs. However, as the Company has expanded its customer base, the Company's customer mix has become more balanced, with distributors representing approximately 44% and CEMs and OEMs representing approximately 56% of the Company's net sales in 2000.

     The Company historically has not required its distributor customers to provide any point of sale reporting and therefore the Company does not know the different industries which its products are sold by its distributor customers. However, based on its sales to CEMs and OEMs, the Company believes that no one industry accounted for a majority of the applications of the products sold in 2000, 1999 or 1998.

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

Sales and Marketing

     During 2000, the Company continued expanding its outside sales force by opening additional sales offices in Illinois and New England. The Company's outside sales personnel grew from 5 in 1998 to 13 in 1999 and to 15 in 2000. The Company's inside sales department is divided into regional sales territories throughout North America. The regional sales managers are responsible for maintaining relationships and providing support to existing key CEMs and OEMs, as well as Taitron's franchised distributors. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and franchised distributors.

     The Company also supplies products to National Distributors who share franchised lines with Taitron. National Distributors usually have many office locations throughout the United States and are among the "Electronic Buyers News" Top 50 Distributors of the year. The Company services the National Distributors by providing easy access to discrete products they choose not to inventory, as well as supporting their needs in shortage inventory situations. Sales to National Distributors were $1.4 million in 2000.

     Salespeople are generally compensated by a combination of salary and incentives based upon the sales growth and profits obtained from their sales.

          The Company has recognized that there is a growing market for discrete components in South America. To take advantage of this opportunity, Taitron opened a branch office in Sao Paulo, Brazil in May 1995, and entered into a joint venture in Mexico City, Mexico in September 1998. South American sales were $594,000, $489,000 and $376,000 in 2000, 1999 and 1998, respectively.

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

     As of March 15, 2001, the Company's sales and marketing department consisted of 19 employees, including 14 that are located outside of Valencia, California, and the Company utilized 13 independent sales representatives to develop new OEM customers and to provide a more direct link to existing OEM customers.

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

     The Company purchases components from over 75 different suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more supplier distribution relationships might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

     For the year ended December 31, 2000, the Company's four largest suppliers, Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co., and Vishay Americas Inc. accounted for approximately 65% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available from various other sources at competitive prices. The Company believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations.
See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

Competition

     The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See "BUSINESS - Cautionary Statements and Risk Factors - Competition" and "BUSINESS - Electronic Distribution Channels."

Management Information Systems

     The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, during 2000 the Company upgraded its Oracle Applications System which was originally acquired and fully implemented in 1998. The Company believes that this system has the capabilities to serve the Company for future anticipated needs including capabilities of networking with remote locations. Also, during 2000, the Company created a new web site which allows customers internet access to its inventory. The new web site also provides users with other information about the Company.

Warehouse Management System

During 1998 through 2000, Taitron installed a Warehouse Management System which greatly enhances the accuracy of quantity and location control of the inventory. It also reduces potential errors in delivering components to customers. The first phase of the Warehouse Management System was completed during the first quarter of 2000. Custom software is being developed to complete the final phase which is to link the system with the Company's Oracle Applications System. The final phase is expected to be completed in the second quarter of 2001.

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

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies have stabilized, the US dollar's strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 4.4%, 1.1% and 4.3% of the Company's total sales in 2000, 1999 and 1998, respectively. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

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

Employees

     At March 15, 2001, the Company had a total of 55 employees. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent.

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

     Product Mix; Product Margins. Our gross profit margins in general have decreased since 1995, principally due to a weaker product demand and competitive pricing pressures within the electronics industry. Our gross profit margins are subject to a number of factors, including product demand, our ability to purchase inventory at favorable prices and our sales product mix, all of which could adversely impact margins.

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

     Product Returns. We maintain a "no hassle" return policy. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. We will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in our inventory. During the fiscal years ended December 31, 2000, 1999 and 1998, sales returns aggregated $631,000, $715,000 and
$1,128,000 or 1.9%, 2.4%, and 3.7% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

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

     No Earthquake Insurance. Our former principal executive offices are located in Santa Clarita, California - an area which experienced significant damage in the 1994 Northridge, California earthquake. During 1994, we spent approximately $145,000 in repair costs and renovations to our facility resulting from that earthquake, none of which were covered by insurance. We believe that it is economically a better decision to self insure against any future earthquake losses than to pay the expensive earthquake insurance premiums. During 1999, we also purchased our new 55,000 square foot warehouse and headquarters which is also located in Valencia, California. The newly purchased facility is also self insured against future earthquake loss.

ITEM 2.  PROPERTIES.

     The Company's executive offices and warehouse facility, covering approximately 55,000 square feet, are now located in Valencia, California. Upon completion of interior improvements in the approximate amount of $1.0 million, the Company moved into its new 55,000 square foot location in the fourth quarter of 2000. The Company purchased the facility in 1999 for $3.3 million and is not subject to any debt.

     The Company still owns its previous warehouse facility, covering approximately 23,191 feet, located in Santa Clarita, California. This property subject to a mortgage held by a bank with an outstanding principal balance of approximately $434,000 as of December 31, 2000 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,349, which includes interest at 6.359% per annum. As of March 15, 2001, the Company has entered into an agreement to lease this facility for three years.

     During 1998, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by the Company and not subject to any debt.

     During 1999 and 2000, the Company opened sales offices in Chandler, Arizona; Hauppauge, New York; Orange County, California; Melbourne, Florida; Marlborough, Massachussets; and Elgin, Illinois. Each office is approximately 1,000 to 2,800 square feet and accommodates between two to three sales employees. Each of the leases are for a term of one to three years, all expiring at different times during 2001 and 2002 with monthly rental expense ranging from $500 to $2,500 per lease.


ITEM 3.   LEGAL PROCEEDINGS.

     In March 1999, the Company filed a lawsuit in Los Angeles Superior Court against QT Optoelectronic ("QT")(formerly known as Questus Corporation), a manufacturer of optoelectronic semiconductors. In October 2000, the Company and QT entered into a confidential settlement agreement resolving all claims asserted in the lawsuit. In accordance with the terms of the settlement agreement, the Company dismissed the lawsuit with prejudice in November 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

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

                                       High      Low
                                     --------  --------
     Year Ended December 31, 1998
     First Quarter                     3  1/8    2  1/8
     Second Quarter                    3  1/8    2  1/4
     Third Quarter                     3         1  11/16
     Fourth Quarter                    2  3/8    1  1/4

     Year Ended December 31, 1999
     First Quarter                     1  15/16  1  1/8
     Second Quarter                    2  9/16   1  1/16
     Third Quarter                     3  3/4    2  1/8
     Fourth Quarter                    2  3/8    1  5/16

     Year Ended December 31, 2000
     First Quarter                     5  1/2    1  13/16
     Second Quarter                    4  1/4    2  1/4
     Third Quarter                     8  21/32  3
     Fourth Quarter                    3  13/16  1  7/8

     At February 28, 2001, there were approximately 100 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,000 beneficial owners of its Class A Common stock.

     The Company's Board of Directors is considering whether or not to pay
dividends. At this time, the Company does not plan to pay cash dividends.   The
present policy of the Company is to retain earnings to finance the development of its operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

     In November 1996, the Board of Directors approved a program to repurchase up to 500,000 shares of its Class A common stock. In February 1998, September 1999 and September 2000 the Board of Directors again approved additional repurchases of up to $1,500,000, $500,000 and $1,000,000, respectively, of the Company's Class A common stock. As of February 28, 2001, the Company had repurchased approximately 1.3 million shares of its Class A common stock in open market purchases for an approximate aggregate amount of $3.7 million.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 2000. The selected consolidated financial and operating data in the table should be read in conjunction with the Company's Financial Statements and the notes thereto included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Income and Per Share Data:

(Dollars in thousands, except per share data)

                                                                     Year Ended December 31,
                                                       -----------------------------------------------------
                                                          2000       1999       1998       1997       1996
                                                       ---------  ---------  ---------  --------   ---------
Net sales                                              $  32,948  $  29,326  $  30,828  $  33,945  $  30,128
Cost of goods sold                                        22,663     20,930     21,991     24,293     20,744

Gross profit                                              10,285      8,396      8,837      9,652      9,384

Selling, general and administrative expenses
                                                           6,668      6,053      5,333      5,641      4,870

Operating earnings                                         3,617      2,343      3,504      4,011      4,514

Income tax expense                                         1,025        759      1,023      1,220      1,424

Net earnings                                           $   1,663  $   1,029  $   1,499  $   1,850  $   2,158

Earnings per share:
     Basic                                             $     .29  $     .17  $     .24  $     .28  $     .31
     Diluted                                           $     .28  $     .17  $     .24  $     .27  $     .31

Weighted average common shares outstanding
     Basic                                                 5,800      6,006      6,278      6,644      6,930
     Diluted                                               5,922      6,050      6,287      6,733      7,004


Balance Sheet Data:                                                          December 31,
                                                       -----------------------------------------------------
                                                          2000      1999       1998       1997       1996
                                                       --------- ----------  ---------  ---------  ---------
Working capital                                        $  19,559  $  22,396  $  25,239  $  25,500  $  25,923
Total assets                                              44,400     41,081     44,583     44,985     42,315
Total debt                                                14,364     12,774     14,375     16,444     13,510
Stockholders' equity                                      26,639     25,440     25,096     24,371     24,113

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporated them in their products.

The following table sets forth, for the periods indicated, certain operating amounts and ratios:

                                                                                Year Ended December 31,
                                                                       ------------------------------------------
                                                                           2000          1999             1998
                                                                       -----------    ----------        ---------
                                                                                (dollars in thousands)
Net sales                                                              $  32,948      $    29,326       $   30,828

Cost of goods sold                                                        22,663           20,930           21,991
   % of net sales                                                           68.8%            71.4%            71.3%

Gross profit                                                              10,285            8,396            8,837
   % of net sales                                                           31.2%            28.6%            28.7%

Selling, general and administrative expenses                               6,668            6,053            5,333
   % of net sales                                                           20.2%            20.6%            17.3%

Operating earnings                                                         3,617            2,343            3,504
   % of net sales                                                           11.0%             8.0%            11.4%

Income tax expense                                                         1,025              759            1,023
   Effective tax rate as a % of
   earnings before income taxes                                             38.1%           42.45%            40.6%

Net earnings                                                           $   1,663      $     1,029       $    1,499
   % of net sales                                                            5.1%             3.5%             4.9%

The Year Ended December 31, 2000 Compared to The Year Ended December 31, 1999

     Net sales for the year ended December 31, 2000 were $32,948,000 compared with net sales for the year ended December 31, 1999 of $29,326,000, an increase of $3,622,000 or 12.4%. This increase was primarily attributable to (a) growth in our domestic passive components sales volume by $5,189,000 or 263% when comparing $7,165,000 and $1,976,000 of passive sales, for the year 2000 and 1999, respectively and (b) increase in our export sales by $1,895,000 or 53% when comparing $5,484,000 and $3,589,000 of export sales, for the year 2000 and 1999, respectively. However, the overall average per unit sales price of components decreased to 1.8 cents for the current year from 2.7 cents during the same time last year. The decrease was primarily the result of selling more passive components, which have a lower average per unit sales price.

     Cost of goods sold increased by $1,733,000 to $22,663,000 for the year ended December 31, 2000, an increase of 8.3 % from the year ended December 31, 1999. Cost of goods sold increased with the increase in net sales, however at a slower rate due to higher sales, resulting in gross profits increasing as a percentage of net sales to 31.2% for the current year from 28.6% for the same period last year. Gross profits increased by $1,889,000 to $10,285,000 for the current year from $8,396,000 for the same period in 1999.


     Selling, general and administrative expenses increased by $615,000 or 10.2% for 2000 compared to 1999. The increase is primarily attributable to increased payroll and new opening costs incurred from opening two more sales offices in the United States (New England and Illinois) and additional selling, general and administrative expenses from our subsidiary in Mexico. We have continued to invest in sales and marketing personnel, which we believe is required to achieve growth. Also, contributing to the increase are additional depreciation and expenses related to the purchase of our new warehouse and headquarters. These expenses, as a percentage of net sales, decreased to 20.2% for the year ended December 31, 2000 compared to 20.6% for the year ended December 31, 1999.

     Operating earnings increased by $1,274,000 or 54.4% between the years ended December 31, 2000, and 1999, and increased as a percentage of net sales to 11.0% from 8.0%. Operating earnings increased principally as a result of higher net sales with higher gross margins discussed above.

     Interest expense for the year ended December 31, 2000 increased by $67,000 compared to the year ended December 31, 1999. The increase is primarily due to higher average interest rates incurred on our bank revolving line of credit.

     Income taxes were $1,025,000 for the year ended December 31, 2000, representing an effective tax rate of 38.1%, compared to $759,000 for the year ended December 31, 1999, an effective tax rate of 42.45%.

     The Company had net earnings of $1,663,000 for the year ended December 31, 2000 as compared with net earnings of $1,029,000 for the year ended December 31, 1999, an increase of $634,000 or 61.6%. The increase in net earnings is primarily attributable to higher gross profit dollars discussed above. Net earnings as a percentage of net sales increased to 5.1% from 3.5%.

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

     Interest expense for the year ended December 31, 1999 decreased by $211,000 compared to the year ended December 31, 1998. The decrease is due to lower borrowings as smaller purchases of inventory were made during the year ended December 31, 1999 as compared to 1998. Additionally, the decrease in borrowings were partially offset by financing the purchase of our new warehouse and headquarters mentioned above.

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

Supply and Demand Issues

     Background
     ----------

     In 1996, suppliers increased capacity and the weak demand left suppliers with large amounts of uncommitted products. During 1996 and continuing into 1997, the Company decided to take advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believes this strategy of opportunistic purchasing postures the Company to be price competitive, while still maintaining acceptable profit margins.

     The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. Since then, demand had increased as a result of industry wide shortages. As such, the Company has sold more units of components in 2000 than 1999. However, the industry wide shortage began to diminish towards the end of 2000 resulting in weaker demand.

     Current Issues
     --------------

     The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. During 2000, the Company took advantage of the strong demand in the discrete semiconductor market, as such, inventory levels increased throughout the year from $29,153,000 to $30,609,000 at December 31, 1999 and 2000, respectively. Since demand started to weaken towards the end of 2000, the Company expects to lower inventory balances
throughout 2001.   There are no assurances that demand in the discrete
semiconductor market will increase and that market conditions will improve in 2001.

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

Liquidity and Capital Resources

     The Company historically has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April 1995 and issuance of a convertible bond in 1996. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                                                     Year Ended December 31,
                                                                          (In thousands)
                                                                 -----------------------------
                                                                     2000      1999     1998
                                                                   -------   -------   -------
Operating activities..........................................     $   109   $ 6,054   $ 4,220
Investing activities...........................................     (1,319)   (3,858)   (1,176)
Financing activities..........................................       1,195    (2,323)   (2,887)

     Cash flows provided by operating activities decreased to $109,000 during the year ended December 31, 2000, as compared to $6,054,000 during same period last year. The decrease is primarily attributable to an increase in inventory of $1.5 million and accounts receivable of $754,000 resulting from the increased business and higher net sales during the current year which was partially offset by an increase in accounts payable of $245,000. Additionally, during the year ended December 31, 1999, inventory decreased by $5.7 million, creating a supply of cash in 1999, where as during the year ended December 31, 2000, inventory increased, thus contributing to the usage of cash in 2000.

     Investment activities consisted of the purchase of property and equipment, principally interior improvements to the Company's new warehouse and headquarters. Cash flows used in investing activities decreased to $1,319,000 from $3,858,000 during the years ended December 31, 2000 and 1999, respectively. The decrease is due to the purchase of our new warehouse and headquarters in the approximate amount of $3,300,000 during the previous year 1999 and construction of interior improvements during the current year 2000.

     Cash flows provided from financing activities increased to $1,195,000 from $2,323,000 cash used during the year ended December 31, 2000 and 1999, respectively. The change resulted, primarily due to increased net borrowings to our bank revolving line of credit during the current year of $1,590,000 and fewer dollars spent repurchasing the Company's Class A Common Stock during the current year 2000, as compared to the same period last year. In addition, during the third quarter ending September 30, 2000, we paid in its entirety, the $3,000,000 principal balance, including accrued interest payable, of the subordinated debenture note payable originally due May 18, 2001.

     The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

     As of the date of this Report, the Company has no commitment for other equity or debt financing or other capital expenditures.

     In June 2000, the Company renewed its revolving line of credit that had been in place since March 1996. The renewed revolving line of credit provides the Company with up to $16 million for operating purposes and was renewed through May 15, 2002. The Company's additional $4 million line of credit for business acquisition purposes expired unrenewed. The agreement governing these credit facilities contains covenants that require the Company to be in compliance with certain financial ratios. As of December 31, 2000, borrowings under the line of credit was $13.9 million in aggregate.


Year 2000 Issues

     In 1999, we completed our remediation and testing of our systems. Because of those planning and implementation efforts, we experienced no significant disruptions in critical information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. We did not incur any significant expenses during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, internal systems, or the products and services of our third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the year 2001 to ensure any latent Year 2000 matters arising are addressed promptly.


Asian Economic Issues

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies have stabilized, the US dollar's strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 4.4% and 1.1% of the Company's total sales in 2000 and 1999, respectively. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements as of December 31, 2000, 1999 and 1998 and for the years then ended and the Independent Auditors' Report are included on pages 20 to 34 of this Annual Report on Form 10-K.

                         INDEX TO FINANCIAL STATEMENTS
                        TAITRON COMPONENTS INCORPORATED

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Reports....................................................................    20
Consolidated Balance Sheets at December 31, 2000 and 1999........................................    21
Consolidated Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998.........    23
Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 2000.......    24
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.......    25
Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998..    26

               Report of Independent Certified Public Accountants

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated as of December 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for each of the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton


Los Angeles, California
February 9, 2001

                        TAITRON COMPONENTS INCORPORATED
                          Consolidated Balance Sheets

                                 December 31,



                                        2000           1999
                                    ------------   ------------
                     Assets
Current assets:
  Cash and cash equivalents          $    190,000   $    274,000
  Trade accounts receivable, net        4,809,000      4,055,000
  Inventory, net                       30,609,000     29,153,000
  Prepaid expenses                        355,000        391,000
  Deferred income taxes                   694,000        496,000
  Other current assets                    251,000        234,000
                                     ------------   ------------

       Total current assets            36,908,000     34,603,000

Property and equipment, net             7,205,000      6,392,000
Other assets                              287,000         86,000
                                     ------------   ------------


Total assets                         $ 44,400,000   $ 41,081,000
                                     ============   ============


See accompanying notes to consolidated financial statements.


                              Continued next page

                        TAITRON COMPONENTS INCORPORATED
                    Consolidated Balance Sheets - continued

                                 December 31,


                                                                                                  2000            1999
                                                                                              ------------    ------------
                Liabilities and Shareholders' Equity
Current liabilities:
  Revolving line of credit                                                                    $  13,930,000   $   9,319,000
  Current portion of long-term debt                                                                  22,000          21,000
  Trade accounts payable                                                                          2,495,000       2,250,000
  Accrued liabilities and other                                                                     902,000         617,000
                                                                                              -------------   -------------
      Total current liabilities                                                                  17,349,000      12,207,000

Long-term debt, less current portion                                                                412,000       3,434,000
                                                                                              -------------   -------------

Commitments                                                                                               -               -

Shareholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
   None issued or outstanding                                                                             -               -

  Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
   4,983,975 and 5,085,026 shares issued and outstanding at
   December 31, 2000 and 1999, respectively                                                           5,000           5,000

  Class B common stock, $.001 par value.  Authorized, issued and
   outstanding 762,612 shares at December 31, 2000 and 1999                                           1,000           1,000

  Additional paid-in capital                                                                     11,062,000      11,457,000
  Accumulated other comprehensive income, net of tax                                                (45,000)         24,000
  Retained earnings                                                                              15,616,000      13,953,000
                                                                                              -------------   -------------
      Total shareholders' equity                                                                 26,639,000      25,440,000
                                                                                              -------------   -------------
      Total liabilities and shareholders' equity                                              $  44,400,000   $  41,081,000
                                                                                              =============   =============

See accompanying notes to consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Earnings

                            Year ended December 31,


                                                    2000           1999            1998
                                                -------------  -------------   -------------
Net sales                                       $  32,948,000  $  29,326,000   $  30,828,000
Cost of goods sold                                 22,663,000     20,930,000      21,991,000
                                                -------------  -------------   -------------
      Gross profit                                 10,285,000      8,396,000       8,837,000

Selling, general and administrative expenses        6,668,000      6,053,000       5,333,000
                                                -------------  -------------   -------------
      Operating earnings                            3,617,000      2,343,000       3,504,000

Interest expense, net                                 921,000        854,000       1,065,000
Other (income) expense                                  8,000       (299,000)        (83,000)
                                                -------------  -------------   -------------
      Earnings before income taxes                  2,688,000      1,788,000       2,522,000

Income tax expense                                  1,025,000        759,000       1,023,000
                                                -------------  -------------   -------------

      Net earnings                              $   1,663,000  $   1,029,000   $   1,499,000
                                                =============  =============   =============

Earnings Per Share:
      Basic                                     $         .29  $         .17   $         .24
                                                =============  =============   =============
      Diluted                                   $         .28  $         .17   $         .24
                                                =============  =============   =============

Weighted Average Common Shares Outstanding:
      Basic                                         5,799,786      6,006,436       6,277,697
                                                =============  =============   =============
      Diluted                                       5,922,127      6,050,322       6,286,912
                                                =============  =============   =============

See accompanying notes to consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED
                Consolidated Statement of Shareholders' Equity
                      Three years ended December 31, 2000

                                                                                                        Accumulated
                                                                                                           other         Total
                                  Class A common stock  Class A common stock   Additional    Retained  comprehensive shareholders'
                                  --------------------  --------------------
                                     Shares   Amount    Shares    Amount    paid-in capital  earnings     income         equity
                                    ------   --------   ------    ------   --------------- ----------  ------------- ---------------
Balances at December 31, 1997      5,685,062  $ 5,000  762,612    $1,000     $12,997,000    $11,425,000    $(57,000)    $24,371,000

Exercise of stock options              5,334        -        -         -          12,000              -           -          12,000

Repurchase of common stock          (314,300)       -        -         -        (830,000)             -           -        (830,000)

Comprehensive income:
  Foreign currency
   translation adjustment                  -        -        -         -               -              -      44,000          44,000

  Net earnings                             -        -        -         -               -      1,499,000           -       1,499,000
                                                                                                                        -----------
    Comprehensive income                   -        -        -         -               -              -           -       1,543,000
                                   ---------   ------ --------   -------    ------------    -----------   ---------     -----------
Balances at December 31, 1998      5,376,096    5,000  762,612     1,000      12,179,000     12,924,000     (13,000)     25,096,000

Repurchase of common stock          (291,070)       -        -         -        (722,000)             -           -        (722,000)

Comprehensive income:
  Foreign currency
   translation adjustment                  -        -        -         -               -              -      37,000          37,000

  Net earnings                             -        -        -         -               -      1,029,000           -       1,029,000
                                                                                                                        -----------
    Comprehensive income                   -        -        -         -               -              -           -       1,066,000
                                   ---------   ------ --------   -------    ------------    -----------   ---------     -----------
Balances at December 31, 1999      5,085,026    5,000  762,612     1,000      11,457,000     13,953,000      24,000      25,440,000


Exercise of stock options             52,549        -        -         -         100,000              -           -         100,000

Repurchase of common stock          (153,600)       -        -         -        (495,000)             -           -        (495,000)

Comprehensive income:
  Foreign currency
   translation adjustment                  -        -        -         -               -              -     (69,000)        (69,000)

  Net earnings                             -        -        -         -               -      1,663,000           -       1,663,000
                                                                                                                        -----------
    Comprehensive income                   -        -        -         -               -              -           -       1,594,000
                                   ---------   ------ --------   -------    ------------    -----------   ---------     -----------

Balances at December 31, 2000      4,983,975   $5,000  762,612    $1,000     $11,062,000    $15,616,000    $(45,000)    $26,639,000
                                   =========   ====== ========   =======    ============    ===========   =========     ===========

                    See accompanying notes to consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED
                     Consolidated Statements of Cash Flows

                            Year ended December 31,

                                                                                        2000            1999            1998
                                                                                   -------------    --------------   -------------
Cash flows from operating activities:
  Net earnings                                                                     $   1,663,000    $   1,029,000    $  1,499,000
                                                                                  --------------   --------------   -------------

  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       506,000          442,000         309,000
     Deferred income taxes                                                              (198,000)         314,000        (145,000)
     Changes in assets and liabilities:
      Trade accounts receivable                                                         (754,000)         353,000         870,000
      Inventory                                                                       (1,456,000)       5,715,000         889,000
      Prepaid expenses and other current assets                                           19,000          145,000         (45,000)
      Other assets                                                                      (201,000)         250,000         (99,000)
      Trade accounts payable                                                             245,000       (2,157,000)      1,172,000
      Accrued liabilities                                                                285,000          (37,000)       (230,000)
                                                                                  --------------   --------------   -------------
          Total adjustments                                                           (1,554,000)       5,025,000       2,721,000
                                                                                  --------------   --------------   -------------

          Net cash provided by operating activities                                      109,000        6,054,000       4,220,000

Cash flows from investing activities:
  Acquisition of property and equipment                                               (1,319,000)      (3,858,000)       (976,000)
  Loans to others                                                                              -                -        (200,000)
                                                                                  --------------   --------------   -------------
          Net cash used in investing activities                                       (1,319,000)      (3,858,000)     (1,176,000)

Cash flows from financing activities:
  Borrowings on long-term debt                                                        14,056,000        8,986,000       4,000,000
  Proceeds from exercise of stock options                                                100,000                -          12,000
  Payments on long-term debt                                                         (12,466,000)     (10,587,000)     (6,069,000)
  Repurchase of common stock                                                            (495,000)        (722,000)       (830,000)
                                                                                  --------------   --------------   -------------
          Net cash (used in) provided by financing activities                          1,195,000       (2,323,000)     (2,887,000)
                                                                                  --------------   --------------   -------------
Impact of changes in exchange rates on cash                                               69,000           37,000          44,000
                                                                                  --------------   --------------   -------------
          Net (decrease) increase in cash and cash equivalents                           (84,000)         (90,000)        201,000
Cash and cash equivalents, beginning of year                                             274,000          364,000         163,000
                                                                                  --------------   --------------   -------------
Cash and cash equivalents, end of year                                             $     190,000    $     274,000    $    364,000
                                                                                  ==============    =============   =============
Supplemental disclosures of cash flow information:
  Cash paid for interest (net of capitalized interest of $33,000
   and $38,000 in 2000 and 1999, respectively)                                     $     979,000    $     954,000    $  1,182,000
                                                                                  ==============    =============   =============
  Cash paid for income taxes                                                       $   1,017,000    $     564,000    $    996,000
                                                                                   =============    =============   =============

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

     Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the years ended December 31, 2000, 1999 and 1998 aggregated $631,000, $715,000 and $1,128,000, respectively.

     Allowance for Sales Returns and Doubtful Accounts

     The allowance for sales returns and doubtful accounts was $120,000 at December 31, 2000 and 1999.

     Inventory

     Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The amount presented in the accompanying financial statements is net of valuation allowances of $1,326,000 and $1,054,000 at December 31, 2000 and 1999, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify obsolete, slow-moving and non-saleable inventory

     Depreciation and Amortization

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

     Foreign Currency Translation

     The financial statements of the Company's majority owned subsidiary in Mexico and division in Taiwan, which were established in 1998 and 1997, respectively, are translated into United States dollars. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity as comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. Such transactional gains and losses are not significant to the financial statements for 2000, 1999 and 1998.

     Segment Reporting

     The Company is centrally managed and operates in one business segment: distribution of discrete semiconductors.

     Reclassifications

     Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 financial statement presentation.

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

(2)  Property and Equipment

     Property and equipment, at cost, is summarized as follows:

                                                      December 31,
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
Land                                         $   1,643,000   $   1,649,000
Building and improvements                        4,881,000       3,934,000
Furniture and equipment                            837,000         593,000
Computer software and equipment                  1,828,000       1,694,000
Accumulated depreciation and amortization       (1,984,000)     (1,478,000)
                                             -------------   -------------
                                             $   7,205,000   $   6,392,000
                                             =============   =============

(3)  Revolving Line of Credit

     The Company has a revolving line of credit facility which provides up to $16 million for operating purposes which matures on May 15, 2002. The agreement governing this credit facility contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.

     The revolving line of credit contains security agreements which essentially cover all assets of the Company and bear interest at the bank's prime rate (9.50% at December 31, 2000) or at the option of the Company, at LIBOR (weighted average of 6.7% at December 31, 2000) plus 1.35%.

(4)  Long-Term Debt

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                                  2000         1999
                                                                               ----------  -----------
          First trust deed loan payable in monthly installments
           of $4,349, bearing interest at the rate of 6.359%
           per annum, due December 1, 2013.                                    $  434,000  $    455,000

          8% convertible subordinated debenture, principal due May 18, 2001.            -     3,000,000
                                                                               ----------  -----------
                                                                                  434,000     3,455,000
          Less current portion                                                     22,000        21,000
                                                                                ----------  -----------
                                                                               $  412,000  $  3,434,000
                                                                               ==========  ============

   Minimum future payments of long-term debt are summarized as follows:

                       Year ending December 31:
                       2001                        $   22,000
                       2002                            24,000
                       2003                            25,000
                       2004                            27,000
                       2005                            29,000
                       Thereafter                     307,000
                                                   ----------
                                                   $  434,000
                                                   ==========

     Convertible Subordinated Debenture

     In May 1996, the Company issued a Convertible Subordinated Debenture (the "Note") for $3,000,000 with interest at 8% payable annually and the principal due in May 2001. The Note is convertible into the Company's Class A Common Stock at the conversion price of $5.25 per share, the market price of the stock on the date of issuance. These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), in the belief that the securities are exempt from such registration under Regulation S of the Act.

     In September 2000, the Company paid in its entirety, the $3,000,000 principal balance, including accrued interest payable with none of the debentures converted.

(5)  Shareholders' Equity

     There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

     There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,983,975 and 5,085,026 shares issued and outstanding as of December 31, 2000 and 1999, respectively. Each holder of Class A common stock is entitled to one vote for each share held.

     There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2000 and 1999. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is sole beneficial owner of all the outstanding shares of Class B common stock.

     During 2000, 1999, and 1998 the Company repurchased 153,600, 291,070 and 314,300 shares of its Class A Common Stock on the open market for $495,000, $722,000 and $830,000, respectively, and permanently retired such shares.

(6)  Income Taxes

     Income tax expense is summarized as follows:

                                                      Year Ended December 31
                                             --------------------------------------
                                                 2000         1999          1998
                                             -----------   -----------  -----------
     Current:
     Federal                                 $   993,000   $  351,000    $   867,000
     State                                       213,000       94,000        301,000
                                             -----------  -----------    -----------
                                               1,206,000      445,000      1,168,000
     Deferred:
     Federal                                    (168,000)     237,000        (80,000)
     State                                       (13,000)      77,000        (65,000)
                                             -----------  -----------    -----------
                                                (181,000)     314,000       (145,000)
                                             -----------  -----------    -----------

                                             $ 1,025,000   $  759,000    $ 1,023,000
                                             ===========  ===========    ===========

   The actual income tax expense differs from the "expected" tax expense computed by applying the Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                    Year Ended December 31
                                           -------------------------------------
                                               2000         1999        1998
                                           -----------   ---------   -----------
"Expected" income tax expense              $   913,000   $ 645,000   $   857,000
State tax expense, net of Federal benefit      148,000     110,000       155,000
Other                                          (36,000)      4,000        11,000
                                           -----------   ---------   -----------
                                           $ 1,025,000   $ 759,000   $ 1,023,000
                                           ===========   =========   ===========

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets are summarized as follows:

                                                    December 31
                                             -------------------------
     Deferred tax assets:                       2000          1999
                                             -----------   -----------
     Inventory reserves                      $   560,000   $   434,000
     Section 263a adjustment                     170,000       141,000
     Allowances for bad debts and returns         63,000        51,000
     Accrued expenses                             76,000        26,000
     Other                                        32,000        36,000
                                             -----------   -----------
     Total deferred tax assets                   901,000       688,000
     Deferred tax liability:
     Depreciation                               (161,000)     (101,000)
     Other                                       (46,000)      (91,000)
                                             -----------   -----------
     Net deferred tax assets                 $   694,000   $   496,000
                                             ===========   ===========

     Based upon the level of historical taxable earnings and projections of future taxable earnings over the periods in which the temporary differences are deductible, management has concluded that, as of December 31, 2000, it is more likely than not that the Company will realize the benefits of these deductible differences.

(7)  401(k) Profit Sharing Plan

     In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
     Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution at the discretion of the Company which vests immediately, as defined by the plan. For the years ended December 31, 2000, 1999 and 1998 employer matching contributions aggregated approximately $36,000, $24,000 and $32,000, respectively. The plan sold 39,929 shares of the Company's common stock on the open market for cash consideration of approximately $117,000 during the year ended December 31, 2000. The plan purchased 9,780 and 17,942 shares of the Company's common stock on the open market for cash consideration of approximately $19,000 and $34,000 during the years ended December 31, 1999 and 1998, respectively.

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

     In November 1996, the Company gave each employee who held options and SAR's issued during 1995 and 1996 with exercise prices of $5.25 and $7.125 the right to receive, in place of such options, an amended option for half the shares covered by the original option but with a reduced exercise price of $2.25 (the market price on November 21, 1996).

     In connection with the Company's initial public offering, the Company issued warrants exercisable over a period of four years commencing April 19, 1996 to purchase 220,000 shares of the Company's Class A common stock at a price of $6.30, which is 120% of the initial public offering price. These warrants expired unexercised on April 19, 2000.

     In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $0 in 2000, 1999 and 1998.

     The fair value of options, SAR's and warrants used to compute pro forma net earnings and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2000: dividend yield of 0%; expected volatility of 70%; a risk free interest rate of approximately 5% and an expected holding period of five years; assumptions for 1999: dividend yield of 0%; expected volatility of 72%; a risk free interest rate of approximately 7% and an expected holding period of five years; assumptions for 1998 and 1997: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6% and an expected holding period of five years. The incremental fair value of the modified options substituted for options issued during 1995, used to compute pro forma net earnings and earnings per share disclosures was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 2%; expected volatility of 40%; a risk free interest rate of approximately 6%; and an expected holding period of 3.5 years, adjusted to reflect the remaining period to maturity of the modified options.

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

                                                  Year Ended December 31,
                                            ---------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Net earnings                  As reported  $1,663,000  $1,029,000  $1,499,000
                              Pro forma    $1,498,000  $  765,000  $1,410,000
Diluted Earnings per share    As reported  $      .28  $      .17  $      .24
                              Pro forma    $      .25  $      .13  $      .22

     The disclosure of compensation cost under this pronouncement may not be representative of the effects on net earnings for future years. Stock option and SAR activity during the periods indicated is as follows:

                                         Weighted Average
                                  Number    Exercise
                                of Shares     Price
                                ----------  ---------
Balance at December 31, 1997      377,550       $2.44
 Granted                               --          --
 Exercised                         (5,334)       2.25
 Forfeited                        (36,966)       2.67
 Canceled                              --          --
                                 --------
Balance at December 31, 1998      335,250        2.66
  Granted                         375,400        1.67
  Exercised                            --          --
  Forfeited                       (73,800)       1.92
  Canceled                             --          --

                                          Weighted Average
                                  Number      Exercise
                                of Shares      Price
                                ---------     --------
Balance at December 31, 1999      636,850       $1.69
  Granted                         110,800       $3.19
  Exercised                       (60,515)      $1.90
  Forfeited                       (46,799)      $1.58
  Canceled                             --          --
                              -----------
Balance at December 31, 2000      640,336       $2.52
                              ===========

     The weighted average fair value of options granted in 2000 and 1999 was $2.30 and $1.17, respectively. There were no options granted in 1998.

     At December 31, 2000, the range of exercise prices was $1.31 to $6.82 and the remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

     At December 31, 2000, 1999 and 1998, the number of options exercisable was 469,235, 442,383 and 251,566, respectively, and weighted average exercise prices of those options were $2.61, $2.58 and $2.67, respectively.

(9)  Net Earnings per Share

     The following data shows a reconciliation of the numerators and the denominators used in computing earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                            Year Ended December 31,
                                                 ---------------------------------------
                                                     2000          1999          1998
                                                 ------------  ------------  -----------
Net earnings available to common
     Shareholders used in basic EPS              $  1,663,000  $  1,029,000  $  1,499,000
                                                 ============  ============  ============
Weighted average number of common shares
      used in basic EPS                             5,799,786     6,006,436     6,277,697
                                                 ------------  ------------  ------------
Basic EPS                                        $        .29  $        .17  $        .24
                                                 ------------  ------------  ------------
Effect of dilutive securities:
     Warrants                                               -             -             -
     Options                                          122,341        43,886         9,215
                                                 ------------  ------------  ------------
Weighted number of common shares and
     Dilutive potential common shares used in
     Diluted EPS                                    5,922,127     6,050,322     6,286,912
                                                 ------------  ------------  ------------
Diluted  EPS                                     $        .28  $        .17  $        .24
                                                 ============  ============  ============

     Warrants on 220,000 shares of common stock were not included in computing diluted EPS for the years ended December 31, 2000, 1999 and 1998 because their effects were antidilutive. These warrants expired unexercised on April 19, 2000.

     Also, convertible subordinated debentures convertible into 571,429 shares of common stock were not included in computing diluted EPS for the years ended December 31, 2000, 1999 and 1998 because their effects were antidilutive. In September 2000, the Company paid in its entirety, the $3,000,000 principal balance of the convertible subordinated debentures with none of the debentures converted.

(10) Commitments

     Operating Leases
     ----------------

     The Company leases property and equipment under non-cancelable operating leases expiring on various dates through 2004 with total future commitments of $128,000. The new operating leases entered in 2000 were for the Company's new outside sales offices located in New England and Illinois. Each lease expires April 17, 2001 and December 10, 2001, respectively. Rental expense for the years ended December 31, 2000, 1999 and 1998 aggregated $89,000, $134,000 and $175,000, respectively.

     At December 31, 2000, 1999 and 1998, the Company had no standby or commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).


(11) Valuation and Qualifying Accounts and Reserves

     The following is the Company's schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 2000, 1999 and 1998:

                                                        Balance at     Charged to                     Balance
                                                        Beginning      Costs and                      At end
                                                         of year        Expenses      Deductions      of year
                                                     -------------  -------------   -------------  -------------
Allowance for sales returns and doubtful
 accounts:
     1998                                            $     135,000  $   1,006,000  $     981,000  $    160,000
     1999                                            $     160,000  $     800,000  $     840,000  $    120,000
     2000                                            $     120,000  $     662,000  $     662,000  $    120,000

Inventory reserves:
     1998                                            $   1,291,000  $     302,000  $           -  $  1,593,000
     1999                                            $   1,593,000  $           -  $     539,000  $  1,054,000
     2000                                            $   1,054,000  $     436,000  $     164,000  $  1,326,000

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

          None.


                                   PART III


ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

          Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 200 0.


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

(3)  Exhibits:

     3.1 Articles of Incorporation of Taitron Components Incorporated (the Registrant). (a)

     3.2   Bylaws of the Registrant. (a)

     4.1 Specimen certificate evidencing Class A Common Stock of the Registrant. (a)

     4.2   Form of Underwriter's Warrant. (a)

     10.1  Form of Director and Officer Indemnification Agreement. (a)

     10.2  1995 Stock Incentive Plan, As Amended (e)

     10.3 Form of Employment Agreement, dated as of January 1, 1995, by and between the Registrant and Stewart Wang. (a)

     10.4 Loan and Security Agreement, dated May 5, 1994, between the Registrant and Union Bank. (a)

     10.5 Loan Agreement, dated October 15, 1993, by and between the Registrant and California Statewide Certified Development Corporation. (a)

     10.6 Wm Michaels Limited Regional Prototype Defined Contribution Plan and Trust (d)

     10.7  Form of Sales Representative Agreement. (a)

     10.8 Loan Agreement, dated June 16, 1995, between Registrant and Union Bank. (b)

     10.9 Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings. (c)

     10.10 Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave Scott, Santa Clarita, California 91355. (c)

     10.11 Amended Loan Agreement and Note, dated January 2, 1997, between Registrant and Union Bank; Amended Loan Agreement and Note, dated March 13, 1997, between Registrant and Union Bank. (e)

     10.12 Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. (d)

     10.13 Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank - California. (d)

     10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank -

           California. (d)

     10.15 Amendment to Business Loan Agreement and Master Revolving Note, dated June 9, 1999, between the Registrant and Comerica Bank - California.
           (f)

     10.16 Amendment to Business Loan Agreement, dated December 27, 1999, between the Registrant and Comerica Bank - California. (f)

     10.17 Amendment to Business Loan Agreement, dated May 5, 2000, between the Registrant and Comerica Bank - California.

     24.1  Power of Attorney (see page 38 of this Annual Report on Form 10-K).
   ____________________________________________________________________________

   (a) Incorporation by reference from Taitron Components Incorporated Registration Statement on Form SB-2, Registration No. 33-90294-LA.

   (b) Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

   (c) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

   (d) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

   (e) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1998

   (f) Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 1999.

Reports on Form 8-K:

     None

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this
Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Taitron Components Incorporated
                                    (Registrant)

                                    By   /s/ Stewart Wang
                                       ----------------------------------
                                    Stewart Wang
                                    Its:  Chief Executive Officer

                                    Date:          March 23, 2001
                                         --------------------------------


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

          Signature                            Title                                        Date
          ---------                            -----                                        ----
/s/ Johnson Ku                     Chairman of the Board                                March 23, 2001
----------------------------
Johnson Ku

/s/ Stewart Wang                   Chief Executive Officer, President                   March 23, 2001
----------------------------       and Director
Stewart Wang                       (Principal Executive Officer)


/s/ Steven H. Dong                 Chief Financial Officer                              March 23, 2001
----------------------------       and Secretary
Steven H. Dong                     (Principal Financial and Accounting Officer)

/s/ Richard Chiang                 Director                                             March 23, 2001
----------------------------
Richard Chiang

/s/ Winston Gu                     Director                                             March 23, 2001
----------------------------
Winston Gu

/s/ Felix Sung                      Director                                            March 23, 2001
----------------------------
Felix Sung