Form 10-Q
period 2001-03-31
TAITRON COMPONENTS INC
filed 2001-05-15
CIK 942126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

                           YES   (X)        NO  ( )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

               Class                             Outstanding on April 20, 2001
-------------------------------------            -----------------------------
Class A Common Stock, $.001 par value                     4,927,170
Class B Common Stock, $.001 par value                       762,612

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                       March 31,     December 31,
                                                                          2001           2000
                                                                      -----------    ------------
                              Assets                                  (Unaudited)
Current assets:
 Cash and cash equivalents                                              $    178        $    190
 Trade accounts receivable, net                                            3,325           4,809
 Inventory, net                                                           30,477          30,609
 Prepaid expenses                                                            345             355
 Deferred income taxes                                                       694             694
 Other current assets                                                        196             251
                                                                        --------        --------
      Total current assets                                                35,215          36,908

Property and equipment, net                                                7,139           7,205
Other assets                                                                 284             287
                                                                        --------        --------

      Total assets                                                      $ 42,638        $ 44,400
                                                                        ========        ========

                Liabilities and Shareholders' Equity

Current liabilities:
 Revolving line of credit                                               $ 13,590        $ 13,930
 Current portion of long term debt                                            23              22
 Trade accounts payable                                                    1,584           2,495
 Accrued liabilities and other                                               597             902
                                                                        --------        --------
      Total current liabilities                                           15,794          17,349
                                                                        --------        --------

Long-term debt, less current portion                                         406             412
                                                                        --------        --------

Commitments                                                                   --              --

Shareholders' equity:
 Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
   None issued or outstanding.                                                --              --
 Class A common stock, $.001 par value.  Authorized 20,000,000 shares; issued and outstanding 4,936,570 and 4,983,975 shares as
  of March 31, 2001 and December 31, 2000, respectively.                       5               5
 Class B common stock, $.001 par value.  Authorized, issued and outstanding 762,612, shares as of March 31, 2001 and
  December 31, 2000.                                                           1               1
 Additional paid-in capital                                               10,926          11,062
 Accumulated comprehensive income                                            (36)            (45)
 Retained earnings                                                        15,542          15,616
                                                                        --------        --------

      Total shareholders' equity                                          26,438          26,639
                                                                        --------        --------

      Total liabilities and shareholders' equity                        $ 42,638        $ 44,400
                                                                        ========        ========

     See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

                Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                       Three months ended March 31,
                                                       ----------------------------
                                                           2001            2000
                                                       -----------      -----------
                                                       (Unaudited)      (Unaudited)
Net sales                                               $   5,524        $   8,348

Cost of goods sold                                          3,857            5,786
                                                        ---------        ---------

Gross profit                                                1,667            2,562

Selling, general and administrative expenses                1,535            1,624
                                                        ---------        ---------

          Operating earnings                                  132              938

Interest expense, net                                         247              200
Other income, net                                             (17)             (10)
                                                        ---------        ---------

          Earnings (loss) before income taxes                 (98)             748

Income tax provision (benefit)                                (24)             311
                                                        ---------        ---------

          Net earnings (loss)                           $     (74)       $     437
                                                        =========        =========

Earnings (loss) Per Share:
     Basic                                              $    (.01)       $     .07
                                                        =========        =========
     Diluted                                            $    (.01)       $     .07
                                                        =========        =========

Weighted average common shares outstanding:
     Basic                                              5,722,573        5,833,805
                                                        =========        =========
     Diluted                                            5,722,573        6,124,017
                                                        =========        =========

     See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

                Condensed Consolidated Statements of Cash Flows
                            (Dollars in Thousands)

                                                                        Three months ended March 31,
                                                                      -------------------------------
                                                                          2001                2000
                                                                      -----------         -----------
                                                                      (Unaudited)         (Unaudited)
Cash flows from operating activities:
 Net earnings (loss)                                                    $   (74)            $   437
                                                                        -------             -------
 Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
 Depreciation and amortization                                              138                 118
 Gain on sale of assets                                                      (7)                 --
 Deferred income taxes                                                       --                  51
 Changes in Assets and Liabilities:
   Trade accounts receivable                                              1,484                (714)
   Inventory                                                                132               1,198
   Prepaid expenses                                                          10                  70
   Other current assets                                                      55                 (19)
   Other assets                                                               3                 (48)
   Trade accounts payable                                                  (911)                435
   Accrued and other liabilities                                           (305)                (39)
                                                                        -------             -------
        Total adjustments                                                   599               1,052
                                                                        -------             -------
        Net cash provided by operating activities                           525               1,489
                                                                        -------             -------

Cash flows from investing activities:
   Acquisitions of property and equipment                                   (72)               (460)
   Proceeds from sale of assets                                               7                  --
                                                                        -------             -------
        Net cash used in investing activities                               (65)               (460)
                                                                        -------             -------

Cash flows from financing activities:
 Borrowings on long term debt                                             2,155               1,216
 Proceeds from exercise of stock options                                     42                  --
 Payments on long term debt                                              (2,500)             (2,400)
 Repurchase of Class A Common Stock                                        (178)                (50)
                                                                        -------             -------
        Net cash used in financing activities                              (481)             (1,234)
                                                                        -------             -------

Impact of changes in exchange rates on cash                                   9                 (27)

        Net decrease in cash and cash equivalents                           (12)               (232)

Cash and cash equivalents, beginning of period                              190                 274
                                                                        -------             -------

Cash and cash equivalents, end of period                                $   178             $    42
                                                                        =======             =======

Supplemental disclosure of cash flow information:
   Cash paid for interest  (net of capitalized interest of none
       and $22 in 2001 and 2000, respectively)                          $   265             $   148
                                                                        =======             =======

   Cash paid for income taxes                                           $   182             $   207
                                                                        =======             -======

     See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
            As of and for the quarterly period ended March 31, 2001
 (All amounts are unaudited, except for the balance sheet as of December 31,
                                     2000)

(1)  Basis of Presentation


     The condensed consolidated financial information furnished herein is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments and accruals) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2001 and 2000 aggregated $112,000 and $143,000, respectively.

     Allowance for Sales Returns and Doubtful Accounts

     The allowance for sales returns and doubtful accounts at March 31, 2001 and December 31, 2000 aggregated $105,000 and $120,000, respectively.

     Inventory

     Inventory, consisting principally of products held for resale, is stated at the lower of cost or market, using the first-in, first-out method. The amount presented in the accompanying financial statements is net of valuation allowances of $1,474,000 and $1,326,000 at March 31, 2001 and December 31, 2000, respectively.

     Net Income (Loss) Per Share
     Common equivalent shares are excluded from the computation of diluted earnings per share for the three-month period ended March 31, 2001, as their effect is anti-dilutive.

     Reclassification
     Certain amounts in the 2000 financial statements have been reclassified to conform with the current 2001 financial statement presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain amounts and ratios, as a percentage of net sales, included in the unaudited condensed consolidated statements of operations.

                                                                         Three Months Period Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                        2001                    2000
                                                                       ------                  ------
                                                                          (Dollars in Thousands)
Net sales                                                              $5,524                  8,348

Cost of goods sold                                                      3,857                  5,786

Gross profit                                                            1,667                  2,562
   % of net sales                                                        30.2%                  30.7%

Selling, general and administrative expenses                            1,535                  1,624
   % of net sales                                                        27.8%                  19.5%

Operating earnings                                                        132                    938
   % of net sales                                                         2.4%                  11.2%

Interest expense, net                                                     247                    200
   % of net sales                                                         4.5%                   2.4%

Net earnings                                                              (74)                   437
   % of net sales                                                        (1.3)%                  5.2%


Comparison of the Three Month Periods Ended March 31, 2001 with March 31, 2000.

     Net sales for the quarter ended March 31, 2001 decreased to $5,524,000 from $8,348,000 for the same period last year, a decrease of 33.8% or $2,824,000.
The decrease is primarily due to a recent industry wide decrease in demand for discrete semiconductors. Export sales decreased to $685,000 from $718,000, a decrease of 4.6% or $33,000. The average unit selling price decreased to 2.1 cents for the current period from 2.2 cents during the same period last year.

     Cost of goods sold for the current period ended March 31, 2001 decreased to $3,857,000 from $5,786,000 for the same period last year, a decrease of 33.3% or $1,929,000. Cost of goods sold decreased with the decline in net sales, however, at a slightly slower rate with gross profit decreasing by $895,000 or 30.2% during the three months ended March 31, 2001, as compared to $2,562,000 or 30.7% during the same period last year.

     Selling, general and administrative expenses decreased by $89,000 or 5.5% for the current period ended March 31, 2001 compared to the same period of 2000. These costs, as a percentage of net sales, increased to 27.8% for the three months ended March 31, 2001 as compared to 19.5% for the three months ended March 31, 2000, which was attributable to the overall decrease in net sales. However, these costs, as a dollar amount, decreased to $1,535,000 during the three months ended March 31, 2001 as compared to $1,624,000 during the same period last year. The decrease is primarily attributable to reducing personnel-related expenses, telephones and commissions paid to independent sales representatives.

     Operating earnings decreased by $806,000 or 85.9% between the three month period ended March 31, 2001 and 2000, and decreased as a percentage of net sales to 2.4% from 11.2%. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.

     Interest expense, net of interest income for the current period ended March 31, 2001 increased by $47,000 compared to the same period last year. The increase is due to increased borrowing levels as larger purchases of inventory were made during last year, partially offset by lower interest rates during the current quarter compared to the same period last year.

     Income tax benefit was $24,000 in the current period ended March 31, 2001, representing an effective tax benefit rate of 40% of US domestic pre-tax income, as compared to income tax expense of $311,000 for the same period in 2000, an effective tax rate of 40% of US domestic pre-tax income.

     Net loss was $74,000 for the current period ended March 31, 2001 as compared with net earnings of $437,000 for the same period last year, a decrease of $511,000, for the reasons discussed above.

Supply and Demand Issues

     The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. Since then until late 2000, demand had increased as a result of industry wide shortages creating significant price increases. However, the industry wide shortage began to diminish towards the end of 2000 and continuing in 2001 resulting in weaker demand.

     The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. During 2000, the Company took advantage of the strong demand in the discrete semiconductor market, as such, inventory levels increased throughout the year to $30,609,000 at December 31, 2000. Since demand started to weaken towards the end of 2000, the Company
expects to lower inventory balances throughout 2001.   There are no assurances
that demand in the discrete semiconductor market will increase and that market conditions will improve in 2001.

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

Liquidity and Capital Resources

     We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from the operating, investing and financing activities for the three months ended March 31, 2001 and 2000 are as follows:

                                                                      Three months ended March 31,
                                                                    -------------------------------
                                                                         2001                2000
                                                                         ----                ----
                                                                           (Dollars in Thousands)
       Operating activities..........................................   $ 525              $ 1,489
       Investing activities..........................................     (65)                (460)
       Financing activities..........................................    (481)              (1,234)

    Cash flows provided by operating activities decreased by $964,000 to $525,000 from $1,489,000 during the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily attributable to decreased business and net sales which caused a decrease in net income by $511,000 to a net loss of $74,000. Also, a smaller decline in inventory of $132,000 during the three months ended March 31, 2001, as compared to $1,198,000 decrease in inventory during the same period last year, contributed to the decrease in operating cash flow. Also, accounts payable declined by $911,000 during the current period ended March 31, 2001, as compared to an increase of $435,000 during the same period last year, again contributing to the overall decrease in operating cash flow. Conversely, the overall decrease in operating cash flow was partially offset by an decrease in accounts receivable of $1,484,000, again caused by the decrease in overall business and net sales.

    Cash flows used in investing activities decreased to $65,000 from $460,000 during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to completion of construction in December 2000 of interior improvements to our new 55,000 square foot warehouse and headquarters.

    Cash flows used in financing activities decreased to $481,000 from $1,234,000 during the three months ended March 31, 2001, as compared to the same period in 2000, primarily due to lower net re-payments to our bank revolving line of credit during the current quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000.

     We believe that funds generated from operations and our bank revolving line of credit will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.

     As of the date of this Report, we have no commitments for other equity or debt financing or other capital expenditures.

Cautionary Statement Regarding Forward Looking Information

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 2000 under the heading "Cautionary Statements and Risk Factors."

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

    None

(b)  Reports on Form 8-K:

    None

SIGNATURES


           In accordance with the requirements of the Securities Exchange Act of 1934, we caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TAITRON COMPONENTS INCORPORATED



Date:  May 10, 2001                  By:       /s/ Stewart Wang
                                        --------------------------------------
                                              Stewart Wang
                                              Chief Executive Officer
                                              and Director



Date:  May 10, 2001                  By:       /s/ Steven H. Dong
                                        --------------------------------------
                                              Steven H. Dong
                                              Chief Financial Officer
                                              (Principal Accounting Officer)