Form 10-Q
period 2001-06-30
TAITRON COMPONENTS INC
filed 2001-08-14
CIK 942126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

                      YES   ( X )            NO  (    )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                                    Outstanding on July 15, 2001
-------------------------------------               ----------------------------
Class A Common Stock, $.001 par value                        4,906,470
Class B Common Stock, $.001 par value                         762,612

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                             June 30,     December 31,
                                                                               2001          2000
                                                                            ----------    ------------
                                                                            (Unaudited)
                               Assets
Current assets:
    Cash and cash equivalents                                                 $    239      $    190
    Trade accounts receivable, net                                               2,826         4,809
    Inventory, net                                                              29,635        30,609
    Prepaid expenses                                                               338           355
     Deferred income taxes                                                         538           694
    Other current assets                                                           144           251
                                                                              --------      --------
           Total current assets                                                 33,720        36,908

Property and equipment, net                                                      7,006         7,205
Other assets                                                                       317           287
                                                                              --------      --------

           Total assets                                                       $ 41,043      $ 44,400
                                                                              ========      ========

                    Liabilities and Shareholders' Equity
Current liabilities:
    Revolving line of credit                                                  $ 13,020      $ 13,930
    Current portion of long term debt                                               23            22
    Trade accounts payable                                                       1,439         2,495
    Accrued liabilities and other                                                  170           902
                                                                              --------      --------
           Total current liabilities                                            14,652        17,349

Long-term debt, less current portion                                               400           412
                                                                              --------      --------

           Total liabilities                                                    15,052        17,761
                                                                              --------      --------

Commitments                                                                       --            --

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares
      None issued or outstanding                                                  --            --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 4,907,170 and 4,983,975 shares as of                    5             5
      June 30, 2001 and December 31, 2000, respectively
    Class B common stock, $.001 par value.  Authorized, issued and
      outstanding 762,612, shares as of  June 30, 2001 and                           1             1
      December 31, 2000
    Additional paid-in capital                                                  10,858        11,062
    Accumulated comprehensive income                                               (51)          (45)
    Retained earnings                                                           15,178        15,616
                                                                              --------      --------

           Total shareholders' equity                                           25,991        26,639
                                                                              --------      --------

           Total liabilities and shareholders' equity                         $ 41,043      $ 44,400
                                                                              ========      ========


     See accompanying notes to condensed consolidated financial statements.

                         Taitron Components Incorporated

                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                           Three months ended June 30,        Six months ended June 30,
                                               2001             2000            2001              2000
                                           -----------      -----------      -----------      -----------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Net sales                                  $     4,152      $     8,826      $     9,676      $    17,174

Cost of goods sold                               2,916            5,998            6,773           11,784
                                           -----------      -----------      -----------      -----------

Gross profit                                     1,236            2,828            2,903            5,390

Selling, general and administrative
    expenses                                     1,482            1,712            3,017            3,336
                                           -----------      -----------      -----------      -----------

         Operating earnings (loss)                (246)           1,116             (114)           2,054

Interest expense, net                              199              216              446              416
Other (income), net                                (36)             (22)             (53)             (32)
                                           -----------      -----------      -----------      -----------

         Earnings (loss) before income
            taxes                                 (409)             922             (507)           1,670

Income tax provision (benefit)                     (45)             373              (69)             684
                                           -----------      -----------      -----------      -----------

         Net earnings (loss)               $      (364)     $       549             (438)             986
                                           ===========      ===========      ===========      ===========

Earnings (loss) per share
         Basic                             $      (.06)     $       .09             (.08)             .17
                                           ===========      ===========      ===========      ===========
          Diluted                          $      (.06)     $       .09             (.08)             .16
                                           ===========      ===========      ===========      ===========

Weighted average shares outstanding
         Basic                               5,685,115        5,810,541        5,703,011        5,821,923
                                           ===========      ===========      ===========      ===========
          Diluted                            5,685,115        6,143,128        5,703,011        6,151,356
                                           ===========      ===========      ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                         Taitron Components Incorporated
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                           Six months ended June 30,
                                                                           -------------------------
                                                                              2001         2000
                                                                           -----------   -----------
                                                                           (Unaudited)   (Unaudited)
Cash flows from operating activities:
    Net earnings (loss)                                                      $  (438)     $   986
                                                                             -------      -------

    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                279          235
    Gain on sale of assets                                                        (7)        --
    Deferred income taxes                                                        156           84
    Changes in Assets and Liabilities:
      Trade accounts receivable                                                1,983         (987)
      Inventory                                                                  974          104
      Prepaid expenses                                                            17          112
      Other current assets                                                       107          (40)
      Other assets                                                               (30)         (76)
      Trade accounts payable                                                  (1,056)       1,623
      Accrued and other liabilities                                             (732)         260
                                                                             -------      -------
              Total adjustments                                                1,691        1,315
                                                                             -------      -------
              Net cash provided by operating activities                        1,253        2,301
                                                                             -------      -------

Cash flows from investing activities:
      Acquisitions of property and equipment                                     (80)        (893)
      Proceeds from sale of assets                                                 7         --
                                                                             -------      -------
              Net cash used in investing activities                              (73)        (893)
                                                                             -------      -------

Cash flows from financing activities:
    Borrowings on long term debt                                               3,225        4,415
    Payments on long term debt                                                (4,146)      (5,692)
    Repurchase of Class A Common Stock                                          (246)        (261)
    Exercise of stock options                                                     42           27
                                                                             -------      -------
              Net cash used in financing activities                           (1,125)      (1,511)
                                                                             -------      -------

Impact of changes in exchange rates on cash                                       (6)         (33)
                                                                             -------      -------

              Net increase (decrease) in cash and cash equivalents                49         (136)

Cash and cash equivalents, beginning of period                                   190          274
                                                                             -------      -------

Cash and cash equivalents, end of period                                     $   239      $   138
                                                                             =======      =======

Supplemental disclosure of cash flow information:
    Cash paid for interest (net of capitalized interest of none and $28
      in 2001 and 2000, respectively)                                        $   486      $   544
                                                                             =======      =======
    Cash paid for income taxes                                               $   309      $   211
                                                                             =======      =======


     See accompanying notes to condensed consolidated financial statements.

                         Taitron Components Incorporated

              Notes to Condensed Consolidated Financial Statements
               As of and for the quarterly period ending June 30, 2001
            (All amounts are unaudited, except for the balance sheet
                            as of December 31, 1999)

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

     Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 2001 and 2000 aggregated to $79,000 and $102,000, respectively and for the six months ended June 30, 2001 and 2000 aggregated to $191,000 and $245,000, respectively.

     Allowance for Sales Returns and Doubtful Accounts

     The allowance for sales returns and doubtful accounts at June 30, 2001 and December 31, 2000 aggregated $95,000 and $120,000, respectively.

     Inventory

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,297,000 and $1,326,000 at June 30, 2001 and December 31, 2000, respectively.


     Net Earnings (Loss) Per Share

     Common equivalent shares are excluded from the computation of diluted earnings (loss) per share for the three month period ended June 30, 2001 and for the six month period ended June 30, 2001, as their effect is anti-dilutive.

     Reclassification

     Certain amounts in the 2000 financial statements have been reclassified to conform with the current 2001 financial statement presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                      Three Month                 Six Month
                                                 Period Ended June 30,      Period Ended June 30,
                                               -------------------------  ------------------------
                                                   2001          2000        2001          2000
                                               -----------   -----------  ----------    ----------
                                               (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                                                 (Dollars in thousands)     (Dollars in thousands)
Net sales                                        $ 4,152       $ 8,826      $ 9,676       $17,174

Cost of goods sold                                 2,916         5,998        6,773        11,784

Gross profit                                       1,236         2,828        2,903         5,390
       % of net sales                               29.8%         32.0%        30.0%         31.4%

Selling, general and administrative expenses       1,482         1,712        3,017         3,336
       % of net sales                               35.7%         19.4%        31.2%         19.4%

Operating earnings (loss)                           (246)        1,116         (114)        2,054
       % of net sales                               (5.9)%        12.6%        (1.2)%        12.0%

Interest expense, net                                199           216          446           416
       % of net sales                                4.8%          2.4%         4.6%          2.4%

Net earnings (loss)                              $  (364)      $   549      $  (438)      $   986
       % of net sales                               (8.8)%         6.2%        (4.5)%         5.7%


Three month Period Ended June 30, 2001 Compared To The Three month Period Ended June 30, 2000.


     Net sales for the three months ended June 30, 2001 were $4,152,000, compared with net sales for the three months ended June 30, 2000 of $8,826,000, a decrease of $4,674,000 or 53%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Passive component sales decreased by $802,000 during the quarter ended June 30, 2001 and export sales decreased to $367,000 from $705,000, comparing the same periods. The average unit selling price increased to 2.3 cents for the current period from 1.9 cents during the same period last year.


     Cost of goods sold for the quarter ended June 30, 2001 decreased to $2,916,000 from $5,998,000 for the same period last year, a decrease of 51.4% or $3,082,000. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profits decreasing as a percentage of net sales to 29.8% for the quarter ended June 30, 2001 from 32% for the same period last year. Gross profits decreased by $1,592,000 to $1,236,000 for the quarter ended June 30, 2001 from $2,828,000 for the same period in 2000.

     Selling, general and administrative ("SG&A") expenses decreased by $230,000 or 13.4% for the quarter period ended June 30, 2001 compared to the same period of 2000. The decrease is primarily attributable to reducing personnel-related expenses and commissions paid to independent sales representatives resulting from lower net sales. These costs, as a percentage of net sales, increased to 35.7% for the three months ended June 30, 2001 as compared to 19.4% for the three months ended June 30, 2000, which was primarily attributable to the overall decrease in net sales.


     Operating loss was $246,000 for the quarter ended June 30, 2001 as compared to operating earnings of $1,116,000 for the same period ended June 30, 2000. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.


     Interest expense, net of interest income for the quarter ended June 30, 2001 decreased by $17,000 compared to the same period last year. The decrease is primarily due to lower effective borrowing rates incurred during the current quarter at 6%, when compared to 7.8% for the same period last year.


     Income tax benefit was $45,000 during the quarter ended June 30, 2001, as compared to income tax expense of $373,000 for the same period in 2000. The change is a direct result of the Company recording operating losses during the quarter ended June 30, 2001 as compared to operating earnings during the same period last year.


     Net loss was $364,000 for the quarter ended June 30, 2001 as compared with net earnings of $549,000 for the same period last year, resulting from the reasons discussed above.


Six month Period Ended June 30, 2001 Compared To The Six month Period Ended June 30, 2000.

     Net sales for the six months ended June 30, 2001 were $9,676,000 compared with net sales for the six months ended June 30, 2000 of $17,174,000, a decrease of $7,498,000 or 43.7%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Passive component sales decreased by $1,250,000 during the six months ended June 30, 2001 and export sales decreased to $1,053,000 from $1,423,000, comparing the same periods. The average unit selling price increased to 2.2 cents for the current six month period from 2.0 cents during the same period last year.

     Cost of goods sold decreased by $5,011,000 to $6,773,000 for the six months ended June 30, 2001, a decrease of 42.5% from the same period in 2000. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profits decreasing as a percentage of net sales to 30% for the first six months of this year from 31.4% for the same period last year. Gross profits decreased by $2,487,000 to $2,903,000 for the six months ended June 30, 2001 from $5,390,000 for the same period in 2000.

     SG&A expenses decreased by $319,000 or 9.6% for the six months ended June 30, 2001 compared to the same period in 2000. The decrease is primarily attributable to reducing personnel-related expenses and commissions paid to independent sales representatives resulting from lower net sales. SG&A expenses, as a percentage of net sales, increased to 31.2% for the six months ended June 30, 2001 from 19.4% for the same period in 2000, due from the overall decrease in net sales.

     Operating loss was $114,000 for the six months ended June 30, 2001 as compared to operating earnings of $2,054,000 for the same period ended June 30, 2000. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.

     Interest expense, net of interest income for the six months ended June 30, 2001 increased by $30,000 compared to the six months ended June 30, 2000. The increase is due to higher average borrowing levels as compared to the same period last year, partially offset by lower effective borrowing interest rates incurred during the six month period of 6.6%, compared to 7.7% for the same period last year.

     Income tax benefit was $69,000 in the current six month period ended June 30, 2001, as compared to income tax expense of $684,000 for the same period in 2000. The change is a direct result of the Company recording operating losses during the six months ended June 30, 2001 as compared to operating earnings during the same period last year.

     Net loss was $438,000 for the six months ended June 30, 2001 compared to net earnings of $986,000 for the same period in 2000, a decrease of $1,424,000 resulting from the same reasons discussed above.


Supply and Demand Issues

     The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. Since then until late 2000, demand had increased as a result of industry wide shortages creating significant price increases. However, the industry wide shortage began to diminish towards the end of 2000 with economic conditions worsening resulting in weaker demand in 2001.

     The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. During 2000, the Company took advantage of the strong demand in the discrete semiconductor market, as such, inventory levels increased throughout the year to $30,609,000 at December 31, 2000. Since demand started to weaken towards the end of 2000 and continued to be weak through the end of June 30, 2001, the Company expects to continue lowering inventory balances throughout 2001. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve in 2001.

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

Liquidity and Capital Resources

     We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2001 and 2000 are as follows:

                                         Six months ended June 30,
                                       ------------------------------
       (Dollars in thousands)             2001                2000
                                       -----------         ----------
                                       (Unaudited)         (Unaudited)
       Operating activities..........    $  1,253           $  2,301
       Investing activities..........         (73)              (893)
       Financing activities..........      (1,125)            (1,511)


     Cash flows provided by operating activities decreased to $1,253,000 during the six months ended June 30, 2001, as compared to $2,301,000 during the six months ended June 30, 2000. The change is primarily due to the overall decline in business and net sales which caused a decrease in net income by $1,424,000 to a net loss of $438,000. Also, accounts payable declined by $1,056,000 and accrued and other liabilities declined by $732,000 during the first six months of 2001, as compared to an increase of $1,623,000 and $260,000, respectively, during the same period last year contributing to the overall decrease in operating cash flow. Conversely, the overall decrease in operating cash flow was partially offset by a decrease in accounts receivable of $1,983,000 and a decrease in inventory of $974,000, again caused by the decrease in overall business and net sales.

     Cash flows used in investing activities was $73,000 during the six months ended June 30, 2001 compared to $893,000 during the six months ended June 30, 2000. The decrease is primarily due to the completion of construction in December 2000 of interior improvements to our new 55,000 square foot warehouse and headquarters.

     Cash flows used in financing activities decreased to $1,125,000 from $1,511,000 during the six months ended June 30, 2001, as compared to the same period in 2000, primarily due to lower net re-payments to our bank revolving line of credit during the current period in 2001, as compared to the same period in 2000.

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

     None.

(b)  Reports on Form 8-K:

     None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       TAITRON COMPONENTS INCORPORATED





Date: August 9, 2001                   By: /s/ Stewart Wang
                                           -------------------------------------
                                       Stewart Wang
                                       Chief Executive Officer
                                       and Director



Date: August 9, 2001                   By: /s/ Steven H. Dong
                                           -------------------------------------
                                       Steven H. Dong
                                       Chief Financial Officer
                                       (Principal Accounting Officer)