Form 10-Q
period 2001-09-30
TAITRON COMPONENTS INC
filed 2001-11-14
CIK 942126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001


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

                            YES (X)        NO  ( )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

               Class                     Outstanding on October 15, 2001
-----------------------------------      -------------------------------
Class A Common Stock, $.001 par value               4,890,037
Class B Common Stock, $.001 par value                 762,612

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                        TAITRON COMPONENTS INCORPORATED

                     Condensed Consolidated Balance Sheets
                            (Dollars in Thousands)

                                                                             September 30,            December 31,
                                                                                 2001                     2000
                                                                         -------------------      -------------------
                              Assets                                         (Unaudited)
Current assets:
 Cash and cash equivalents                                               $               125      $               190
 Trade accounts receivable, net                                                        2,748                    4,809
 Inventory, net                                                                       28,933                   30,609
 Prepaid expenses                                                                        277                      355
 Deferred income taxes                                                                   602                      694
 Other current assets                                                                    127                      251
                                                                         -------------------      -------------------
      Total current assets                                                            32,812                   36,908

Property and equipment, net                                                            6,882                    7,205
Other assets                                                                             296                      287
                                                                         -------------------      -------------------

      Total assets                                                       $            39,990      $            44,400
                                                                         ===================      ===================

               Liabilities and Shareholders' Equity
Current liabilities:
 Revolving line of credit                                                $            12,430      $            13,930
 Current portion of long term debt                                                        23                       22
 Trade accounts payable                                                                1,307                    2,495
 Accrued liabilities and other                                                           189                      902
                                                                         -------------------      -------------------
      Total current liabilities                                                       13,949                   17,349

Long-term debt, less current portion                                                     394                      412
                                                                         -------------------      -------------------

      Total liabilities                                                               14,343                   17,761
                                                                         -------------------      -------------------

Commitments                                                                               --                       --

Shareholders' equity:
 Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
   None issued or outstanding.                                                            --                       --
 Class A common stock, $.001 par value.  Authorized 20,000,000
  shares; issued and outstanding 4,891,837 and 4,983,975 shares as                         5                        5
  of September 30, 2001 and December 31, 2000, respectively.
  Class B common stock, $.001 par value.  Authorized, issued and
   outstanding 762,612, shares as of September 30, 2001 and                                1                        1
   December 31, 2000.
 Additional paid-in capital                                                           10,823                   11,062
 Accumulated comprehensive income                                                        (53)                     (45)
 Retained earnings                                                                    14,871                   15,616
                                                                         -------------------      -------------------

      Total shareholders' equity                                                      25,647                   26,639
                                                                         -------------------      -------------------

      Total liabilities and shareholders' equity                         $            39,990      $            44,400
                                                                         ===================      ===================

    See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

                Condensed Consolidated Statements of Operations
               (Dollars in thousands, except per share amounts)

                                          Three months ended September 30,          Nine months ended September 30,
                                             2001                 2000               2001                 2000
                                        --------------       --------------      -------------       --------------
                                          (Unaudited)         (Unaudited)         (Unaudited)           (Unaudited)
Net sales                               $        3,726       $        8,663      $      13,402       $       25,837

Cost of goods sold                               2,621                5,915              9,394               17,699
                                        --------------       --------------      -------------       --------------
Gross profit                                     1,105                2,748              4,008                8,138

Selling, general and administrative
 expenses                                        1,263                1,711              4,280                5,047
                                        --------------       --------------      -------------       --------------

     Operating earnings (loss)                    (158)               1,037               (272)               3,091

Interest expense, net                              188                  243                634                  659
Other expense (income), net                         24                  (26)               (29)                 (58)
                                        --------------       --------------      -------------       --------------

     Earnings (loss) before income
      taxes                                       (370)                 820               (877)               2,490

Income tax provision (benefit)                     (63)                 297               (132)                 981
                                        --------------       --------------      -------------       --------------

     Net earnings (loss)                $         (307)      $          523      $        (745)      $        1,509
                                        ==============       ==============      =============       ==============

Earnings (loss) per share
     Basic                              $         (.05)      $          .09      $        (.13)      $          .26
                                        ==============       ==============      =============       ==============
     Diluted                            $         (.05)      $          .09      $        (.13)      $          .25
                                        ==============       ==============      =============       ==============

Weighted average shares outstanding
     Basic                                   5,664,460            5,781,310          5,690,161            5,809,372
                                        ==============       ==============      =============       ==============
     Diluted                                 5,664,460            6,069,675          5,690,161            6,088,807
                                        ==============       ==============      =============       ==============

     See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands

                                                                                 Nine months ended September 30,

                                                                         --------------------------------------------
                                                                                2001                     2000
                                                                         -------------------      -------------------
                                                                           (Unaudited)              (Unaudited)
Cash flows from operating activities:
 Net earnings (loss)                                                     $              (745)     $             1,509
                                                                         -------------------      -------------------

 Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
 Depreciation and amortization                                                           421                      366
 Gain on sale of assets                                                                   (7)                      --
 Deferred income taxes                                                                    92                        2
 Changes in Assets and Liabilities:
   Trade accounts receivable                                                           2,061                   (1,073)
   Inventory                                                                           1,676                   (1,181)
   Prepaid expenses                                                                       78                       81
   Other current assets                                                                  124                      (42)
   Other assets                                                                           (9)                    (197)
   Trade accounts payable                                                             (1,188)                   1,008
   Accrued and other liabilities                                                        (713)                     785
                                                                         -------------------      -------------------
       Total adjustments                                                               2,535                     (251)
                                                                         -------------------      -------------------
       Net cash provided by operating activities                                       1,790                    1,258
                                                                         -------------------      -------------------

Cash flows from investing activities:
   Acquisitions of property and equipment                                                (98)                  (1,230)
   Proceeds from sale of assets                                                            7                       --
                                                                         -------------------      -------------------
       Net cash used in investing activities                                             (91)                  (1,230)
                                                                         -------------------      -------------------

Cash flows from financing activities:
 Borrowings on long term debt                                                          3,955                   11,226
 Payments on long term debt                                                           (5,472)                 (11,031)
 Repurchase of Class A Common Stock                                                     (294)                    (383)
 Exercise of stock options                                                                55                       97
                                                                         -------------------      -------------------
       Net cash used in financing activities                                          (1,756)                     (91)
                                                                         -------------------      -------------------

Impact of changes in exchange rates on cash                                               (8)                     (43)
                                                                         -------------------      -------------------

       Net decrease in cash and cash equivalents                                         (65)                    (106)

Cash and cash equivalents, beginning of period                                           190                      274
                                                                         -------------------      -------------------

Cash and cash equivalents, end of period                                 $               125      $               168
                                                                         ===================      ===================

Supplemental disclosure of cash flow information:
 Cash paid for interest (net of capitalized interest of none and
  $31 in 2001 and 2000, respectively)                                    $               682      $               749
                                                                         ===================      ===================
 Cash paid for income taxes                                              $               309      $               211
                                                                         ===================      ===================

     See accompanying notes to condensed consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

             Notes to Condensed Consolidated Financial Statements
         As of and for the quarterly period ending September 30, 2001
  (All amounts are unaudited, except for the balance sheet as of December 31,
                                     2000)

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

     Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 2001 and 2000 aggregated to $89,000 and $175,000, respectively and for the nine months ended September 30, 2001 and 2000 aggregated to $280,000 and $421,000, respectively.

     Allowance for Sales Returns and Doubtful Accounts

     The allowance for sales returns and doubtful accounts at September 30, 2001 and December 31, 2000 aggregated $102,000 and $120,000, respectively.

     Inventory

     Inventory, consisting principally of products for resale, is stated at the lower of cost or market, using the first-in, first-out method. The value presented is net of valuation allowances of $1,436,000 and $1,326,000 at September 30, 2001 and December 31, 2000, respectively.

     Net Earnings (Loss) Per Share

     Common equivalent shares are excluded from the computation of diluted earnings (loss) per share for the three month period ended September 30, 2001 and for the nine month period ended September 30, 2001, as their effect is anti-dilutive.

     Reclassification

     Certain amounts in the 2000 financial statements have been reclassified to conform with the current 2001 financial statement presentation.

(3)  Revolving Line of Credit

     During the quarter ended September 30, 2001, the Company renewed its revolving line of credit facility which provides up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes, extending the maturity date to May 18, 2003. The agreement governing this credit facility contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

                                                      Three Month                      Nine Month
                                             Period  Ended  September 30,      Period Ended September 30,
                                            -------------------------------  ------------------------------
                                                 2001             2000            2001            2000
                                            -------------     -------------  -------------    -------------
                                               (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)
                                                 ( Dollars in thousands)         ( Dollars in thousands)
Net sales                                   $       3,726     $      8,663   $      13,402    $     25,837

Cost of goods sold                                  2,621            5,915           9,394          17,699

Gross profit                                        1,105            2,748           4,008           8,138
        % of net sales                               29.7%            31.7%           29.9%           31.5%

Selling, general and administrative
 expenses                                           1,263            1,711           4,280           5,047
        % of net sales                               33.9%            19.8%           31.9%           19.5%

Operating earnings (loss)                            (158)           1,037            (272)          3,091
        % of net sales                               (4.2)%           12.0%           (2.0)%          12.0%

Interest expense, net                                 188              243             634             659
        % of net sales                                5.0%             2.8%            4.7%            2.6%

Net earnings (loss)                         $        (307)    $        523   $        (745)   $      1,509
        % of net sales                               (8.2%)            6.0%           (5.6)%           5.8%

Three month Period Ended September 30, 2001 Compared To The Three month Period Ended September 30, 2000.

     Net sales for the three months ended September 30, 2001 were $3,726,000, compared with net sales for the three months ended September 30, 2000 of $8,663,000, a decrease of $4,937,000 or 57%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Passive component sales decreased by $1,255,000 during the quarter ended September 30, 2001 and export sales decreased to $441,000 from $847,000, comparing the same periods. The average unit selling price increased to 2.2 cents for the current period from 1.6 cents during the same period last year.

     Cost of goods sold for the quarter ended September 30, 2001 decreased to $2,621,000 from $5,915,000 for the same period last year, a decrease of 55.7% or $3,294,000. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profits decreasing as a percentage of net sales to 29.7% for the quarter ended September 30, 2001 from 31.7% for the same period last year. Gross profits decreased by $1,643,000 to $1,105,000 for the quarter ended September 30, 2001 from $2,748,000 for the same period in 2000.

     Selling, general and administrative ("SG&A") expenses decreased by $448,000 or 26.2% for the quarter period ended September 30, 2001 compared to the same period of 2000. The decrease is primarily attributable to reducing personnel-related expenses and commissions paid to independent sales representatives resulting from lower net sales. These costs, as a percentage of net sales, increased to 33.9% for the three months ended September 30, 2001 as compared to 19.8% for the three months ended September 30, 2000, which was primarily attributable to the overall decrease in net sales.

     Operating loss was $158,000 for the quarter ended September 30, 2001 as compared to operating earnings of $1,037,000 for the same period ended September 30, 2000. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.

     Interest expense, net of interest income for the quarter ended September 30, 2001 decreased by $55,000 compared to the same period last year. The decrease is primarily due to lower effective average borrowing rates incurred during the current quarter at 5.6%, when compared to 8.0% for the same period last year.

     Income tax benefit was $63,000 during the quarter ended September 30, 2001, as compared to income tax expense of $297,000 for the same period in 2000. The change is a direct result of the Company recording operating losses during the quarter ended September 30, 2001 as compared to operating earnings during the same period last year.

     Net loss was $307,000 for the quarter ended September 30, 2001 as compared with net earnings of $523,000 for the same period last year, resulting from the reasons discussed above.

Nine month Period Ended September 30, 2001 Compared To The Nine month Period Ended September 30, 2000.

    Net sales for the nine months ended September 30, 2001 were $13,402,000 compared with net sales for the nine months ended September 30, 2000 of $25,837,000, a decrease of $12,435,000 or 48.1%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Passive component sales decreased by $1,951,000 during the nine months ended September 30, 2001 and export sales decreased to $1,493,000 from $2,270,000, comparing the same periods. The average unit selling price increased to 2.2 cents for the current nine month period from 1.8 cents during the same period last year.

    Cost of goods sold decreased by $8,305,000 to $9,394,000 for the nine months ended September 30, 2001, a decrease of 46.9% from the same period in 2000. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profits decreasing as a percentage of net sales to 29.9% for the first nine months of this year from 31.5% for the same period last year. Gross profits decreased by $4,130,000 to $4,008,000 for the nine months ended September 30, 2001 from $8,138,000 for the same period in 2000.

    SG&A expenses decreased by $767,000 or 15.2% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease is primarily attributable to reducing personnel-related expenses and commissions paid to independent sales representatives resulting from lower net sales. SG&A expenses, as a percentage of net sales, increased to 31.9% for the nine months ended September 30, 2001 from 19.5% for the same period in 2000, due from the overall decrease in net sales.

    Operating loss was $272,000 for the nine months ended September 30, 2001 as compared to operating earnings of $3,091,000 for the same period ended September 30, 2000. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.

    Interest expense, net of interest income for the nine months ended September 30, 2001 decreased by $25,000 compared to the nine months ended Sept 30, 2000. The decrease is due to a decrease in borrowing levels as compared to the same period last year and lower effective average borrowing interest rates incurred during the nine month period of 6.2%, compared to 7.8% for the same period last year.

    Income tax benefit was $132,000 in the current nine month period ended September 30, 2001, as compared to income tax expense of $981,000 for the same period in 2000. The change is a direct result of the Company recording operating losses during the nine months ended September 30, 2001 as compared to operating earnings during the same period last year.

    Net loss was $745,000 for the nine months ended September 30, 2001 compared to net earnings of $1,509,000 for the same period in 2000, a decrease of $2,254,000 resulting from the same reasons discussed above.

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

   The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. During 2000, the Company took advantage of the strong demand in the discrete semiconductor market, as such, inventory levels increased throughout the year to $30,609,000 at December 31, 2000. Since demand started to weaken towards the end of 2000 and continued to be weak through the end of September 30, 2001, the Company expects to continue lowering inventory balances throughout 2001. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve in 2001.

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


Liquidity and Capital Resources

   We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2001 and 2000 are as follows:

                                                                Nine months ended September 30,
                                                                -------------------------------
                    (Dollars in thousands)                         2001                2000
                                                                -----------         -----------
                                                                (Unaudited)         (Unaudited)
           Operating activities...........................        $ 1,790             $ 1,258
           Investing activities...........................            (91)             (1,230)
           Financing activities...........................         (1,756)                (91)

   Cash flows provided by operating activities increased to $1,790,000 during the nine months ended September 30, 2001, as compared to $1,258,000 during the nine months ended September 30, 2000. The change is primarily due to the overall decline in business and net sales which caused a decrease in net income by $2,254,000 to a net loss of $745,000. Also contributing to the increase in operating cash flow was a decrease in accounts receivable and inventory of $2,061,000 and $1,676,000, respectively, during the first nine months of 2001, as compared to an increase of $1,073,000 and $1,181,000, respectively, during the same period last year. Conversely, the overall increase in operating cash flow was partially offset by a decrease in accounts payable and accrued and other liabilities of $1,188,000 and $713,000, respectively, during the first nine months of 2001, as compared to an increase of $1,008,000 and $785,000, respectively, during the same period last year.

   Cash flows used in investing activities was $91,000 during the nine months ended September 30, 2001 compared to $1,230,000 during the nine months ended September 30, 2000. The decrease is primarily due to the completion of construction in December 2000 of interior improvements to our new 55,000 square foot warehouse and headquarters.

     Cash flows used in financing activities increased to $1,756,000 from $91,000 during the nine months ended September 30, 2001, as compared to the same period in 2000, primarily due to increased net re-payments to our bank revolving line of credit during the current period in 2001, as compared to the same period in 2000.

     During the quarter ended September 30, 2001, the Company renewed its revolving line of credit facility which provides up to $16 million for operating purposes and up to an additional $4 million for business acquisition purposes, extending the maturity date to May 18, 2003. The agreement governing this credit facility contains covenants that require the Company to be in compliance with certain financial ratios. Borrowings on the line of credit are secured by substantially all of the Company's assets.

     We believe that funds generated from operations and our bank revolving lines of credit should be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.

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

     PART II. OTHER INFORMATION

Item 1. through Item 5.

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        10.18 Amendment to Business Loan Agreement and Master Revolving Note, dated May 18, 2001, between the Registrant and Comerica Bank - California.


(b)  Reports on Form 8-K:

        None



SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     TAITRON COMPONENTS INCORPORATED



Date: November 08, 2001                     By:  /s/ Stewart Wang
                                                -----------------
                                            Stewart Wang
                                            Chief Executive Officer
                                            and Director



Date: November 08, 2001                     By:  /s/ Steven H. Dong
                                                -------------------
                                            Steven H. Dong
                                            Chief Financial Officer
                                            (Principal Accounting Officer)