Form 10-K405
period 2001-12-31
TAITRON COMPONENTS INC
filed 2002-03-29
CIK 942126

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                        -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $5.2 million.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Class                             Outstanding on February 28, 2002
-------------------------------------           --------------------------------
Class A Common Stock, $.001 par value                         4,873,542
Class B Common Stock, $.001 par value                           762,612

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Proxy Statement relating to Registrant's Annual Meeting of Shareholders, scheduled to be held on May 17, 2002, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS.

     For a discussion of certain material factors which may affect the Company, see "BUSINESS - Cautionary Statements and Risk Factors" commencing on page 9 of this report.

General

     Taitron Components Incorporated ("Taitron" or the "Company") is a "discrete components superstore," which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, original equipment manufacturers (OEMs) and to contract electronic manufacturers (CEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components. At December 31, 2001, the Company's inventory consisted of over 1.7 billion components. The Company distributes over 13,000 different products manufactured by more than 50 different suppliers. The Company's per unit sales price of components for the net sales made during the year ended December 31, 2001 averaged approximately
2.1 cents each.

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

     The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. The Company focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. In 2001, Electronic Buyers News ranked the Company 44th among the top 50 distributors and 16th for distribution of discrete semiconductors based upon 2000 sales in North America. The largest single distributor reported sales of over $10.9 billion. Of this magazine's top 50 electronics distributors, the Company believes that it is the only distributor which concentrates its efforts principally on the discrete semiconductor market.

     The Company's "superstore" strategy includes carrying inventory with quality (name brand), quantities and varieties. Some suppliers have given the Company the exclusive right for selling all or part of their products in the United States and positioned the Company to be the master distributor of their product lines. In 2001, approximately 49% of the Company's sales went to other distributors.

     The Company expects to increase its sales to existing customers through further expansion of the number of different types of discrete component and other non-integrated circuit components in its inventory and by attracting additional CEMs, OEMs and electronics distributor customers. In addition to its' own sales force, the Company sells its products through a national network of independent sales representatives.

     In 2001, the Company invested in a new outside sales office and continued enhancements including upgrades of computer hardware and software of the Company's integrated real-time information system and on-line query system. Also, during the first quarter of 2002, the Company completed the final stages
of it's wireless bar-coded Warehouse Management System.   Management believes
these investments will increase the Company's efficiency, improve inventory turns and eventually reduce operating cost.

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

Optoelectronic Devices and Passive Components

     The Company offers optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. The Company believes that optoelectronic devices and passive components can be marketed through existing channels, which in turn will reinforce the Company's current relationship with its customers. Sales of optoelectronic devices and passive components were 29%, 27% and 13% of total sales for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company purchased inventory of $4,132,000 and $857,000 of passive and optoelectronic components, respectively, to facilitate planned increases in sales of these components in the future. This is a forward looking statement and the Company cannot guarantee that sales of passive and optoelectronic components will increase in the future.

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

     Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of the top 50 electronics distributors reported by Electronic Buyers News, the Company believes that only Taitron and three other companies focuses a significant portion of their distribution efforts on discrete semiconductors. However, the Company believes that the three other companies concentrate their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. The Company believes that it is the only distributor which concentrates its efforts almost exclusively on the discrete semiconductor market.

Strategy

     Since the Company was founded in 1989, its goal has been to become one of the leading distributors of discrete semiconductors in North America. The Company initially gained market share by concentrating on selling discrete semiconductors at competitive prices. Since 1997, The Company has marketed itself as a "discrete components superstore," whose in-depth focus on discrete semiconductors, passive and opto electronic components and extensive inventory of products is of benefit to both suppliers and customers. In creating the "superstore" strategy, the Company has attempted to develop a more efficient link between suppliers and the small to medium sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Company's strategy include:

          Inventory. The Company believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, the Company's entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. Due to manufacturers' lead times ranging from eight weeks to twenty-four weeks, the Company generally attempts to maintain approximately a ten month supply of inventory of most products in its catalogs. Currently, the Company's inventory is higher than this goal due to the current market down turn. With immediate availability of a wide selection of products and brands, the Company believes that sales could grow if the market rebounds. See Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS -Liquidity and Capital Resources."

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

          Master Distributor. The Company distributes electronic components to other nationwide distributors when their inventory cannot fulfill immediate customer orders. The Company, with its high volume, low cost inventory acts as a master distributor for certain of its component suppliers. The Company estimates that approximately 35% of its sales are a direct result of being a master distributor.

          Preferred Distributors. In 1998, the Company developed a Preferred Distributor Agreement with its preferred distributors to promote a much stronger business relationship. Under this type of agreement, Taitron's Preferred Distributors provide point of sales ("POS") reports which identifies the distributor's customers and the Company provides the distributors limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, over 60 Preferred Distributors signed the Preferred Agreement. Going forward, the Company expects to renew some of the 60 Preferred Distributors to new agreements and focus on this group to support new products and sales programs.

          Relationships with Suppliers. Unlike most other distributors, the Company does not always demand stock rotation and price protection privileges which are sometimes available from its suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. The Company has distribution agreements with certain suppliers that provide the Company with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if the supplier terminates the distribution agreement. The Company believes that it has been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and the risk for price fluctuations ) in order to obtain better pricing. The Company has operated an office in Taipei, Taiwan, since 1997. This office focuses on product procurement and strengthening relationships with suppliers in the Far East. See "BUSINESS - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "BUSINESS - Suppliers."

          Low Cost "PSD" Brand. The Company recently introduced a limited number of low cost brand commodity products from a few strategic suppliers. The expected higher demand and faster turn of the PSD Brand should help reduce carrying costs and offer the Company's preferred distributors the most competitive price in the current market. The Company plans to market the PSD Brand through it's preferred distributor channel in 2002.

          Reliable One Stop Shopping. The Company offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase from. The Company provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, the Company can often fill a significant portion, or all, of a customer's order from stock. Historically, the Company has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules. The Company also follows a lenient policy of "no hassle" returns. Under this policy, if a customer can demonstrate an acceptable cause for a return, it may generally return products to the Company for a reasonable period of time after purchase, without penalty or restocking charge. See "BUSINESS - Cautionary Statements and Risk Factors - Product Returns," Part II Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations," "BUSINESS-Customers" and "BUSINESS - Sales and Marketing."

          Support Smaller Distributors,CEMs and OEMs. The Company focuses its marketing efforts on smaller contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there has been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for the Company since suppliers do not usually direct sales efforts toward smaller or medium sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. The Company believes that its strategic purchasing policies enable the Company to provide medium and smaller CEMs and OEMs and distributors competitive prices while still maintaining adequate profit margins. The Company, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. The Company also offers its customers a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. The Company intends to grow through further expansion of the number of different types and brands of products in its inventory and by expanding its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See "BUSINESS - Sales and Marketing."

Products

     The Company markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components. The Company attempts to maintain at least ten months of inventory for each component in its catalogs. At December 31, 2001, the Company's inventory contained over 1.7 billion separate components and over 13,000 distinct products. In 2001, the average per unit sales price of the products sold by the Company was approximately 2.1 cents.

     In 2001, the Company purchased products from over 50 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. See "BUSINESS - Cautionary Statements and Risk Factors - Suppliers," "BUSINESS - Customers" and "BUSINESS - Suppliers."

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

     The Company conducts limited quality monitoring of its products. The Company purchases products from reliable manufacturers who provide warranties for their products that are common in the industry. Also, during the last quarter of 2001, the Company upgraded its Certification according to the International Standardization Organization ("ISO") to the quality standard ISO 9001:2000.

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

     During 2001, the Company distributed its products to over 1,300 customers. For the years ended December 31, 2001, 2000 and 1999, no one customer accounted for more than 6.2%, 5.9% and 4.2%, respectively, of the Company's net sales. The Company does not believe that the loss of any one customer would have a material adverse effect on its business.

     Historically, distributors have accounted for a much larger percentage of the Company's net sales than CEMs and OEMs. However, as the Company has expanded its customer base, the Company's customer mix has become more balanced, with distributors representing approximately 49% and both CEMs and OEMs together representing approximately 51% of the Company's net sales in 2001.

     The Company historically has not required its distributor customers to provide any point of sale reporting and therefore the Company does not know the different industries which its products are sold by its distributor customers. However, based on its sales to CEMs and OEMs, the Company believes that no one industry accounted for a majority of the applications of the products sold in 2001, 2000 or 1999.

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

Sales and Marketing Channels

     As of February 28, 2002, the Company's sales and marketing department consisted of 24 employees. The Company has a branch sales office in each state of Arizona, Illinois, Florida, Massachusetts, New York and Texas. Branch office sales personnel decreased to 9 in 2001 from 15 in 2000. The Company's inside sales department is divided into regional sales territories throughout North America. The regional sales managers are responsible for maintaining relationships and providing support to existing key CEMs and OEMs, as well as Taitron's preferred distributors. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

     The Company also supplies products to National Distributors who share franchised lines with Taitron. National Distributors usually have many office locations throughout the United States and are among the "Electronic Buyers News" Top 50 Distributors of the year. The Company services the National Distributors by providing easy access to discrete products they choose not to inventory, as well as supporting their needs in shortage inventory situations. Sales to National Distributors were $392,000 in 2001.

     Sales people are generally compensated by a combination of salary and incentives based upon the sales growth and profits obtained from their sales.

     The Company also has sales channels into South America through its branch office in Sao Paulo, Brazil. South American sales were $340,000, $594,000 and $489,000 in 2001, 2000 and 1999, respectively.

     The Company also has sales channels into Asia through its branch office in Taipei, Taiwan. Sales to Asian customers were $1.1 million, $1.5 million, and $ 340,000 in 2001, 2000 and 1999, respectively.

     Independent sales representatives have played an important role in developing the Company's client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and the Company's network of independent sales representatives are responsive to these needs. Independent sales representatives are primarily responsible for face-to-face meetings with the Company's customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographical territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. Since 1998, sales representatives are no longer compensated for sales made to non-preferred distributors. The Company believes that this new commission policy re-directs independent sales representatives attention to CEMs, OEMs and preferred distributors, thereby increasing the Company's market share with end users. The Company and its independent sales representatives also jointly advertise and participate in trade shows. The Company utilized 15 independent sales representatives during 2001 to develop new OEM customers and to provide a more direct link to existing OEM customers.

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

     The Company purchases components from over 50 different suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. The Company is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, the Company's relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more supplier distribution relationships might have a material adverse effect on the Company and its results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

     For the year ended December 31, 2001, the Company's five largest suppliers, Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co., and Vishay Americas Inc. accounted for approximately 59% of the Company's net purchases. However, the Company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products the Company markets are either available from one or more of the Company's other suppliers or are available
from various other sources at competitive prices.   The Company believes that,
even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of the Company's suppliers would not have a material adverse effect on the Company's business and results of operations. See "BUSINESS - Cautionary Statements and Risk Factors - Relationship with Suppliers."

Competition

     The Company operates in a highly competitive environment. The Company faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of the Company's competitors are more established and have greater name recognition and financial and marketing resources than the Company. The Company believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services. The Company believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To the Company's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does the Company. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of the Company's customers; however, as the Company's customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See "BUSINESS - Cautionary Statements and Risk
Factors -Competition" and "BUSINESS - Electronic Distribution Channels."

Management Information Systems

     The Company has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. The Company believes that its MIS department is crucial to the Company's success and believes in continually upgrading its hardware and software. To that end, during 2001 the Company continued to upgrade its Oracle Applications System. The Company believes that this system has the capabilities to serve the Company for future anticipated needs including capabilities of networking with remote locations. Also, during 2001, the Company continued to upgrade its web site which allows customers internet access to its inventory. The Company also developed a Vendor Management Inventory ("VMI") software program which allows participating customers to access and manage their own inventory through the internet. The web site also provides users with other current information about the Company.

Warehouse Management System

During 1998 through 2001, Taitron installed a Warehouse Management System which greatly enhances the accuracy of quantity and location control of the inventory. It also reduces potential errors in delivering components to customers. The first phase of the Warehouse Management System was completed during the first quarter of 2000. Custom software is being developed to complete the final phase which is to link the system with the Company's Oracle Applications System. The final phase was completed in the first quarter of 2002.

Foreign Trade Regulation

     A large portion of the products distributed by the Company are manufactured in the Far East, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

     Many of the Company's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies have stabilized, the US dollar's strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 6.6%, 4.4% and 1.1% of the Company's total sales in 2001, 2000 and 1999, respectively. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

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

Employees

     At March 15, 2002, the Company had a total of 53 employees. None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relations with its employees to be good.

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

     Relationship with Suppliers. Typically, we do not have written long-term supply or distribution agreements with any of our non-franchise suppliers and our written franchise supplier agreements have terms of one to two years. Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, there can be no assurance that we will be able to maintain these relationships.

However, we believe that, even if we lose our direct relationship with a supplier, there exists alternative sources for our products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations.

     Need to Maintain Large Inventory; Price Fluctuations. To adequately service our customers, we believe that it is necessary to maintain a large inventory of our product offerings and we generally attempt to maintain approximately ten months inventory of most products in our catalogs. Our inventory level is higher than this due to the current market down turn. If prices of components held in inventory by us decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected.

     Liquidity of Inventory. Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.

     Product Mix; Product Margins. Our gross profit margins in general have decreased in recent years, principally due to a weaker product demand and competitive pricing pressures within the electronics industry caused by a general economic slow down. Our gross profit margins are subject to a number of factors, including product demand, our ability to purchase inventory at favorable prices and our sales product mix, all of which could adversely impact margins.

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

     Management of Growth.   Our ability to effectively manage future growth, if
any, will require us to continue to implement and improve our operational, financial and management information systems and to train, motivate and manage a larger number of employees. There can be no assurance that we will be able to preserve the revenue growth experienced in prior years, continue our profitable operations or manage future growth successfully. As an example, sales decreased from 1995 to 1996, then from 1997 to 1998, and most recently from 2000 to 2001, principally as a result of the soft market demand for discrete semiconductors caused by a general economic slow down.

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

     Control by Class B Common Stock Shareholder; Possible Depressive Effect on the Price of the Class A Common Stock. Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B Common Stock, which carries ten votes per share, and he thus controls approximately 62% of the voting power of our common stock. As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors. Also, at any time while we have at least 800 shareholders who beneficially own shares of our Common Stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of the Directors. The disproportionate vote afforded the Class B Common Stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A Common Stock, which might have a depressive effect on the price of the Class A Common Stock.

     Product Returns. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. We will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in our inventory. During the fiscal years ended December 31, 2001, 2000 and 1999, sales returns aggregated $437,000, $631,000 and $715,000 or 2.6%, 1.9%, and 2.4% of net sales, respectively.
Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

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

     Subsequent Events - NASDAQ Listing. We received notice, dated February 14, 2002, from NASDAQ which informed us that our Class A common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2)
(the "Rule").   Therefore, we have been provided 90 calendar days or until May
15, 2002, to regain compliance.  If, at anytime before May 15, 2002, the MVPHS
of our Class A common stock is $5,000,000   or greater for a minimum of 10
consecutive trading days, NASDAQ expects to provide written notification that we comply with the Rule. If compliance with this Rule cannot be demonstrated by May 15, 2002, NASDAQ expects to provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ's determination.

As of the Date of this Report, we have been in contact with NASDAQ to review certain proposals to regain compliance and remain on NASDAQ's National Market stock exchange. As an alternative, we may apply to transfer our securities to The NASDAQ SmallCap Market. To transfer, we must satisfy the continued inclusion requirement for that market. If we submit a transfer application and pay the applicable listing fees by May 15, 2002, the initiation for the delisting proceedings may be stayed pending NASDAQ's review of the transfer application. If NASDAQ does not approve our transfer application, NASDAQ intends to provide written notification that the our securities will be delisted.

ITEM 2.   PROPERTIES.

     The Company's executive offices and warehouse facility, covering approximately 55,000 square feet, are now located in Valencia, California. Upon completion of interior improvements, the Company moved into its new 55,000 square foot location in the fourth quarter of 2000. The Company purchased the facility in 1999 for $3.3 million and is not subject to any debt.

     The Company still owns its previous warehouse facility, covering approximately 23,191 feet, located in Santa Clarita, California. This property subject to a mortgage held by a bank with an outstanding principal balance of approximately $412,000 as of December 31, 2001 and due on December 1, 2013 (the "Mortgage"). Pursuant to the Mortgage, the Company is obligated to make monthly payments of $4,349, which includes interest at 6.359% per annum. As of March 15, 2001, the Company has entered into an agreement to lease this facility for three years.

     During 1998, the Company invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by the Company and not subject to any debt.

     As of February 28, 2002, the Company had branch sales offices in Phoenix, Arizona; Long Island, New York; Melbourne, Florida; Boston, Massachussets; Chicago, Illinois; and Dallas, Texas. Each office is approximately 1,000 to 2,800 square feet and accommodates up to three sales employees. Each of the leases are for a term of one to three years, all expiring at different times during 2001 and 2002 with monthly rental expense ranging from $500 to $2,500 per lease.

ITEM 3.   LEGAL PROCEEDINGS.

     In the ordinary course of business the Company may become involved in legal proceedings from time-to-time. As of February 28, 2002, the Company was not a part to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2001.

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
     Fourth Quarter                             3 13/16      1 7/8

     Year Ended December 31, 2001
     First Quarter                              3 3/4        1 5/8
     Second Quarter                             2 3/4        1 11/16
     Third Quarter                              2 13/32      1 5/16
     Fourth Quarter                             2 1/8        1 3/32

     At February 28, 2002, there were approximately 100 holders of record of the Company's Common Stock. The Company estimates that there are approximately 1,000 beneficial owners of its Class A Common stock.

     The Company's Board of Directors is considering whether or not to pay
dividends. At this time, the Company does not plan to pay cash dividends.   The
present policy of the Company is to retain earnings to finance the development of its operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS - Results of Operations; Liquidity and Capital Resources."

     In November 1996, the Board of Directors approved a program to repurchase up to 500,000 shares of its Class A common stock. In February 1998, September 1999 and September 2000 the Board of Directors again approved additional repurchases of up to $1,500,000, $500,000 and $1,000,000, respectively, of the Company's Class A common stock. As of February 28, 2002, the Company had repurchased approximately 1.4 million shares of its Class A common stock in open market purchases for an approximate aggregate amount of $ 3.9 million.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 2001. The selected consolidated financial and operating data in the table should be read in conjunction with the Company's Financial Statements and the notes thereto included elsewhere herein and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Statements of Operations and Per Share Data:

(Dollars in thousands, except per share data)

                                                      Year Ended December 31,
                                                -----------------------------------
                                         2001        2000       1999       1998       1997
                                       ---------   ---------  ---------  ---------  ---------
Net sales                              $  16,736   $  32,948  $  29,326  $  30,828  $  33,945
Cost of goods sold                        12,534      22,763     20,930     22,302     24,544

Gross profit                               4,202      10,185      8,396      8,526      9,401

Selling, general and administrative
expenses                                   5,521       6,668      6,053      5,333      5,641

Operating (loss) earnings                 (1,319)      3,517      2,343      3,193      3,760

Income tax (benefit) provision              (391)      1,025        759      1,023      1,220

Net (loss) earnings                    $  (1,254)  $   1,663  $   1,029  $   1,499  $   1,850

(Loss) earnings per share:
     Basic                             $    (.22)  $     .29  $     .17  $     .24  $     .28
     Diluted                           $    (.22)  $     .28  $     .17  $     .24  $     .27

Weighted average common shares
outstanding
     Basic                                 5,680       5,800      6,006      6,278      6,644
     Diluted                               5,680       5,922      6,050      6,287      6,733

Balance Sheet Data:                                         December 31,
                                       ------------------------------------------------------
                                         2001        2000       1999       1998       1997
                                       ---------   ---------  ---------  ---------  ---------
Working capital                        $  18,432   $  19,559  $  22,396  $  25,239  $  25,500
Total assets                              38,834      44,400     41,081     44,583     44,985
Total debt                                12,097      14,364     12,774     14,375     16,444
Stockholders' equity                      25,117      26,639     25,440     25,096     24,371

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

The following table sets forth, for the periods indicated, certain operating amounts and ratios:

                                                                        Year Ended December 31,
                                                    ----------------------------------------------------------------
                                                           2001                    2000                  1999
                                                    -------------------    --------------------    -----------------
                                                                         (dollars in thousands)
Net sales                                               $   16,736              $   32,948             $  29,326

Cost of goods sold                                          12,534                  22,763                20,930
   % of net sales                                             74.9%                   69.1%                 71.4%

Gross profit                                                 4,202                  10,185                 8,396
   % of net sales                                             25.1%                   30.9%                 28.6%

Selling, general and administrative expenses                 5,521                   6,668                 6,053
   % of net sales                                             33.0%                   20.2%                 20.6%

Operating (loss) earnings                                   (1,319)                  3,517                 2,343
   % of net sales                                             (7.9%)                  10.7%                  8.0%

Income tax (benefit) provision                                (391)                  1,025                   759
 Effective tax rate as a % of (loss)
   earnings before income taxes                              (37.6%)                  38.1%                 42.5%

Net (loss) earnings                                     $   (1,254)             $    1,663             $   1,029
   % of net sales                                             (7.5)%                   5.1%                  3.5%

The Year Ended December 31, 2001 Compared to The Year Ended December 31, 2000

     Net sales for the year ended December 31, 2001 were $16,736,000 compared with net sales for the year ended December 31, 2000 of $32,948,000, a decrease of $16,212,000 or 49.2%. This decrease was primarily due to an industry wide decrease in demand for discrete semiconductors and passive components resulting
from an overall economic slowdown.   Approximately 71% and 73% of net sales
mostly comprise of discrete components sales during the year ended December 31, 2001 and 2000, respectively. Passive and Optoelectronic components sales decreased by $4,135,000 or 46% when comparing $4,874,000 and $9,009,000 of passive and Opto sales, for the year 2001 and 2000, respectively and a decrease in our export sales by $3,241,000 or 59% when comparing $2,243,000 and $5,484,000 of export sales, for the year 2001 and 2000, respectively. However, the overall average per unit sales price of components increased to 2.1 cents for the current year from 1.8 cents during the same time last year. The increase was primarily the result of selling less passive components, which have a lower average per unit sales price.

     Cost of goods sold decreased by $10,229,000 to $12,534,000 for the year ended December 31, 2001, a decrease of 44.9% from the year ended December 31, 2000. Cost of goods sold decreased with the decrease in net sales, resulting in gross profits decreasing as a percentage of net sales to 25.1% for the current year from 30.9% for the same period last year. Gross profits decreased by $5,983,000 to $4,202,000 for the current year from $10,185,000 for the same period in 2000. The decline in gross profit percentage during the year ended December 31, 2001, was primarily due to a non-cash inventory write off of approximately $775,000, (as discussed below - see "Supply and Demand Issues"), as compared to a $100,000 non-cash inventory write off for the same period of 2000. The decline in gross profit dollars were primarily due to the decline in net sales as well as price decreases during the year ended December 31, 2001.

     Selling, general and administrative expenses decreased by $1,147,000 or 17.2% for 2001 compared to 2000. The decrease is primarily attributable to reducing personnel-related expenses by approximately $845,000 and commissions paid to independent sales representatives, resulting from lower net sales, by approximately $415,000. SG&A expenses, as a percentage of net sales, increased to 33.0% for the year ended December 31, 2001 compared to 20.2% for the year ended December 31, 2000, primarily due to the decline in net sales.

     Operating earnings decreased by $4,836,000 or 137.5% between the years ended December 31, 2001, and 2000, from earnings of $3,517,000 to a loss of $1,319,000. Operating earnings decreased principally as a result of lower net sales with lower gross margins discussed above.

     Interest expense for the year ended December 31, 2001 decreased by $160,000 compared to the year ended December 31, 2000. The decrease is due to lower borrowing levels and lower effective average borrowing interest rates incurred on our bank revolving line of credit as compared to the same period last year .

     Income tax benefit was $391,000 for the year ended December 31, 2001, representing an effective tax rate of (37.6%), as compared to income tax expense of $1,025,000 for the year ended December 31, 2000, an effective tax rate of 38.1%. The change is a direct result of the Company recording operating losses during the year ended December 31, 2001 as compared to operating earnings during the same period last year.

     The Company had net losses of $1,254,000 for the year ended December 31, 2001 as compared with net earnings of $1,663,000 for the year ended December 31, 2000, a decrease of $2,917,000 or 175.4%. The decrease in net earnings is primarily attributable to lower gross profit dollars discussed above. Net loss as a percentage of net sales decreased to (7.5%) from net earnings of 5.1%.

The Year Ended December 31, 2000 Compared to The Year Ended December 31, 1999

     Net sales for the year ended December 31, 2000 were $32,948,000 compared with net sales for the year ended December 31, 1999 of $29,326,000, an increase of $3,622,000 or 12.4%. This increase was primarily attributable to (a) growth in our domestic passive and opto electronic components sales volume by $5,272,000 or 141% when comparing $9,009,000 and $3,737,000 of passive and opto sales, for the year 2000 and 1999, respectively and (b) increase in our export sales by $1,895,000 or 53% when comparing $5,484,000 and $3,589,000 of export sales, for the year 2000 and 1999, respectively. However, the overall average per unit sales price of components decreased to 1.8 cents for the year 2000 from
2.7 cents during the same time in 1999. The decrease was primarily the result of selling more passive components, which have a lower average per unit sales price.

     Cost of goods sold increased by $1,833,000 to $22,763,000 for the year ended December 31, 2000, an increase of 8.8 % from the year ended December 31, 1999. Cost of goods sold increased with the increase in net sales, however at a slower rate due to higher sales, resulting in gross profits increasing as a percentage of net sales to 30.9% for the year 2000 from 28.6% for the same period in 1999. Gross profits increased by $1,789,000 to $10,185,000 for the year 2000 from $8,396,000 for the same period in 1999.

     Selling, general and administrative expenses increased by $615,000 or 10.2% for 2000 compared to 1999. The increase is primarily attributable to increased payroll and new opening costs incurred from opening two more sales offices in the United States (New England and Illinois) and additional selling, general and administrative expenses from our subsidiary in Mexico. We continued to invest in sales and marketing personnel during the year 2000, which we believed was required to achieve growth. Also, contributing to the increase was additional depreciation and expenses related to the purchase of our new warehouse and headquarters. These expenses, as a percentage of net sales, decreased to 20.2% for the year ended December 31, 2000 compared to 20.6% for the year ended December 31, 1999.

     Operating earnings increased by $1,174,000 or 50.1% between the years ended December 31, 2000, and 1999, and increased as a percentage of net sales to 10.7% from 8.0%. Operating earnings increased principally as a result of higher net sales with higher gross margins discussed above.

     Interest expense for the year ended December 31, 2000 increased by $67,000 compared to the year ended December 31, 1999. The increase is primarily due to higher average interest rates incurred on our bank revolving line of credit.

     Income taxes were $1,025,000 for the year ended December 31, 2000, representing an effective tax rate of 38.1%, compared to $759,000 for the year ended December 31, 1999, an effective tax rate of 42.5%.

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

     The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. From 1999 throughout 2000, demand had increased as a result of industry wide shortages. Since then, the industry wide shortage began to diminish towards the end of 2000 and demand in 2001 drastically declined resulting from an overall economic slowdown and excess product availability.

     Current Issues
     --------------

     The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand significantly weakened throughout 2001 resulting from an overall economic slowdown and excess product availability, the Company focused on lowering its inventory balances.
As such, inventory levels decreased throughout the year from $30,609,000 to $27,895,000 as of December 31, 2000 and 2001, respectively, including a non-cash inventory write off of approximately $775,000 during 2001 to increase the Company's inventory reserves. Since demand continued to be weak towards the end of 2001, the Company expects to lower inventory balances throughout 2002.
There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve in 2002.

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

Liquidity and Capital Resources

     The Company historically has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities, including the initial public offering of its common stock in April 1995 and issuance of a convertible bond in 1996. The Company's cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                              Year Ended December 31,
                                                   (In thousands)
                                      ----------------------------------------
                                        2001             2000            1999
                                        ----             ----            ----
Operating activities........          $ 2,653          $   109         $ 6,054
Investing activities........             (126)          (1,319)         (3,858)
Financing activities........           (2,527)           1,195          (2,323)

     Cash flows provided by operating activities increased to $2,653,000 during the year ended December 31, 2001, as compared to $109,000 during the same period last year. The increase is primarily attributable to a decrease in inventory of $1,939,000 and accounts receivable of $2,270,000 resulting from the decreased business and lower net sales during the current year which was partially offset by a decrease in accounts payable of $1,324,000.

     Cash flows used in investing activities was $126,000, decreasing by $1,193,000 from $1,319,000 during the year ended December 31, 2001. The decrease is due to the completion of construction in December 2000 of interior improvements to our new 55,000 square foot warehouse and headquarters.

     Cash flows used in financing activities increased to $2,527,000 from $1,195,000 of cash flows provided by during the year ended December 31, 2001. The change resulted, primarily due to increased net repayments to our bank revolving line of credit and notes payables during the current year of $2,267,000 and decreased amounts of the Company's Class A Common Stock repurchased during the current year 2001, as compared to the same period last year.

     Inventory, according to Generally Accepted Accounting Principles, is included in current assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

     As of the date of this Report, the Company has no commitment for other equity or debt financing or other capital expenditures.

     Effective December 5, 2001, the Company amended its revolving line of credit changing the principal amount from $16 million to $15 million and changing the interest rate from LIBOR plus 1.35% to LIBOR plus 1.85%. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. As of December 31, 2001, borrowings under the line of credit was $11.7 million in aggregate.

     On March 21, 2002, the Company signed a commitment letter which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004. The agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the renewed revolving line of credit bears interest at the bank's prime rate (4.75% at December 31, 2001) or at the option of the Company, at LIBOR (weighted average of 2.54% at December 31, 2001) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company's account receivables, inventory and fixed assets.

     The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

Foreign Economic Issues

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

Significant Accounting Policy

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The Company had inventory balances in the amounts of $27,895,000 and $30,609,000, at December 31, 2001 and 2000, respectively, which are presented net of valuation allowances of $1,309,000 and $966,000 at December 31, 2001 and 2000, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify high cost and slow-moving inventory.

Subsequent Events

The Company received notice, dated February 14, 2002, from NASDAQ which informed the Company that its Class A common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of $5,000,000 as required for continued
inclusion by Marketplace Rule 4450(a)(2) (the "Rule").   Therefore, the Company
has been provided 90 calendar days or until May 15, 2002, to regain compliance. If, at anytime before May 15, 2002, the MVPHS of the Company's Class A common
stock is $5,000,000   or greater for a minimum of 10 consecutive trading days,
NASDAQ expects to provide written notification that the Company complies with the Rule. If compliance with this Rule cannot be demonstrated by May 15, 2002, NASDAQ expects to provide written notification that its securities will be delisted. At that time, the Company may appeal NASDAQ's determination.

As of the Date of this Report, the Company has been in contact with NASDAQ to review certain proposals to regain compliance and remain on NASDAQ's National Market stock exchange. As an alternative, the Company may apply to transfer its securities to The NASDAQ SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirement for that market. If the Company submits a transfer application and pays the applicable listing fees by May 15, 2002, the initiation for the delisting proceedings may be stayed pending NASDAQ's review of the transfer application. If NASDAQ does not approve the Company's transfer application, NASDAQ intends to provide written notification that the Company's securities will be delisted.

On March 21, 2002, the Company signed a commitment letter which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004. The agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the renewed revolving line of credit bears interest at the bank's prime rate (4.75% at December 31, 2001) or at the option of the Company, at LIBOR (weighted average of 2.54% at December 31, 2001) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company's account receivables, inventory and fixed assets.

The Company believes that funds generated from operations and the revolving line of credit will be sufficient to finance its working capital and capital expenditures requirements for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS
                        TAITRON COMPONENTS INCORPORATED

                                                                                              Page
                                                                                              ----
Report of Independent Certified Public Accountants..........................................    20
Consolidated Balance Sheets at December 31, 2001 and 2000...................................    21
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999..    23
Consolidated Statement of Shareholders' Equity for the Three Years Ended December 31, 2001..    24
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999..    25
Notes to Consolidated Financial Statements..................................................    26

              Report Of Independent Certified Public Accountants

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP


Los Angeles, California
February 19, 2002 (except for Note 12, as to which the date is March 21, 2002)

                        TAITRON COMPONENTS INCORPORATED

                          Consolidated Balance Sheets

                                 December 31,

                                                               2001                  2000
                                                        -----------------     -----------------
              Assets
Current assets:
 Cash and cash equivalents                              $         182,000     $         190,000
 Trade accounts receivable, net                                 2,024,000             4,809,000
 Income Tax receivable                                            781,000                     -
 Inventory, net                                                27,895,000            30,609,000
 Prepaid expenses                                                 248,000               355,000
 Deferred income taxes                                            528,000               749,000
 Other current assets                                             103,000               196,000
                                                        -----------------     -----------------

      Total current assets                                     31,761,000            36,908,000

Property and equipment, net                                     6,768,000             7,205,000

Other assets                                                      305,000               287,000
                                                        -----------------     -----------------

      Total assets                                      $      38,834,000     $      44,400,000
                                                        =================     =================

See accompanying notes to consolidated financial statements.

                        TAITRON COMPONENTS INCORPORATED

                                 December 31,

                                                                 2001                   2000
                                                          -----------------      -----------------
         Liabilities and Shareholders' Equity
Current liabilities:
 Revolving line of credit                                 $      11,685,000      $      13,930,000
 Current portion of long-term debt                                   24,000                 22,000
 Trade accounts payable                                           1,171,000              2,495,000
 Accrued liabilities and other                                      449,000                902,000
                                                          -----------------      -----------------
      Total current liabilities                                  13,329,000             17,349,000

Long-term debt, less current portion                                388,000                412,000
                                                          -----------------      -----------------

      Total liabilities                                          13,717,000             17,761,000
                                                          -----------------      -----------------

Commitments and contingencies                                             -                      -

Shareholders' equity:
 Preferred stock, $.001 par value.  Authorized
  5,000,000 shares.  None issued or outstanding                           -                      -
 Class A common stock, $.001 par value.  Authorized
  20,000,000 shares; 4,880,682 and 4,983,975 shares
  issued and outstanding at December 31, 2001 and
  2000, respectively                                                  5,000                  5,000
 Class B common stock, $.001 par value.  Authorized,
  issued and outstanding 762,612 shares at December
  31, 2001 and 2000                                                   1,000                  1,000
 Additional paid-in capital                                      10,802,000             11,062,000
 Accumulated other comprehensive loss, net of tax                   (53,000)               (45,000)
 Retained earnings                                               14,362,000             15,616,000
                                                          -----------------      -----------------
      Total shareholders' equity                                 25,117,000             26,639,000
                                                          -----------------      -----------------

      Total liabilities and shareholders' equity          $      38,834,000      $      44,400,000
                                                          =================      =================

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Operations

                             Year ended December 31,


                                                                   2001             2000                1999
                                                             --------------     -------------       -------------
Net sales                                                    $   16,736,000     $  32,948,000       $  29,326,000
Cost of goods sold                                               12,534,000        22,763,000          20,930,000
                                                             --------------     -------------       -------------
         Gross profit                                             4,202,000        10,185,000           8,396,000

Selling, general and administrative expenses                      5,521,000         6,668,000           6,053,000
                                                             --------------     -------------       -------------
         Operating (loss) earnings                               (1,319,000)        3,517,000           2,343,000

Interest expense, net                                               761,000           921,000             854,000
Other income, net                                                  (435,000)          (92,000)           (299,000)
                                                             --------------     -------------       -------------
         (Loss) earnings before income taxes                     (1,645,000)        2,688,000           1,788,000

Income tax (benefit) provision                                     (391,000)        1,025,000             759,000
                                                             --------------     -------------       -------------

         Net (loss) earnings                                 $   (1,254,000)    $   1,663,000       $   1,029,000
                                                             ==============     =============       =============

(Loss) earnings per share:
         Basic                                               $         (.22)    $         .29       $         .17
                                                             ==============     =============       =============
         Diluted                                             $         (.22)    $         .28       $         .17
                                                             ==============     =============       =============
Weighted average common shares outstanding:
         Basic                                                    5,679,946         5,799,786           6,006,436
                                                             ==============     =============       =============
         Diluted                                                  5,679,946         5,922,127           6,050,322
                                                             ==============     =============       =============

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Consolidated Statement of Shareholders' Equity
                       Three years ended December 31, 2001

                                                                                                         Accumulated
                                     Class A common stock      Class B common stock                         Other
                                     --------------------      --------------------    Additional       Comprehensive
                                       Shares      Amount        Shares      Amount   Paid-in capital   Income (Loss)
                                       ------      ------        ------      ------   ---------------   -------------
Balances at December 31, 1998        5,376,096    $ 5,000        762,612    $ 1,000    $   12,179,000    $    (13,000)

Repurchase of common stock            (291,070)       --             --         --           (722,000)            --

Comprehensive income:
    Foreign currency translation
     adjustment                            --         --             --         --                --           37,000

     Net earnings                          --         --             --         --                --              --

          Comprehensive income             --         --             --         --                --              --
                                     --------------------      --------------------    --------------    ------------
Balances at December 31, 1999        5,085,026      5,000        762,612      1,000        11,457,000          24,000

Exercise of stock options               52,549        --             --         --            100,000             --

Repurchase of common stock            (153,600)       --             --         --           (495,000)            --

Comprehensive income:
    Foreign currency translation
     adjustment                            --         --             --         --                --          (69,000)

     Net earnings                          --         --             --         --                --              --
          Comprehensive income             --         --             --         --                --              --
                                     --------------------      --------------------    --------------    ------------

Balances at December 31, 2000        4,983,975      5,000        762,612      1,000        11,062,000         (45,000)

Exercise of stock options               28,765        --             --         --             55,000             --

Repurchase of common stock            (132,058)       --             --         --           (315,000)            --

Comprehensive loss:
    Foreign currency translation
     adjustment                            --         --             --         --                --           (8,000)

     Net loss                              --         --             --         --                --              --
          Comprehensive loss               --         --             --         --                --              --
                                     --------------------      --------------------    --------------    ------------
Balances at December 31, 2001        4,880,682    $ 5,000        762,612    $ 1,000    $   10,802,000    $    (53,000)
                                     ====================      ====================    ==============    ============


                                                      Total
                                       Retained     Shareholders'
                                       Earnings        Equity
                                       --------        ------
Balances at December 31, 1998        $ 12,924,000    $ 25,096,000

Repurchase of common stock                    --         (722,000)

Comprehensive income:
    Foreign currency translation
     adjustment                               --           37,000

     Net earnings                       1,029,000       1,029,000
                                                     ------------
          Comprehensive income                --        1,066,000
                                     ------------    ------------

Balances at December 31, 1999          13,953,000      25,440,000

Exercise of stock options                     --          100,000

Repurchase of common stock                    --         (495,000)

Comprehensive income:
    Foreign currency translation
     adjustment                               --          (69,000)

     Net earnings                       1,663,000       1,663,000
                                                     ------------
          Comprehensive income                --        1,594,000
                                     ------------    ------------

Balances at December 31, 2000          15,616,000      26,639,000

Exercise of stock options                     --           55,000

Repurchase of common stock                    --         (315,000)

Comprehensive loss:
    Foreign currency translation
     adjustment                               --           (8,000)

     Net loss                          (1,254,000)     (1,254,000)
                                                     ------------
          Comprehensive loss                  --       (1,262,000)
                                     ------------    ------------

Balances at December 31, 2001        $ 14,362,000    $ 25,117,000
                                     ============    ============

         See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                               2001            2000            1999
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
    Net (loss) earnings                                                    $ (1,254,000)   $  1,663,000    $  1,029,000
                                                                           ------------    ------------    ------------
    Adjustments to reconcile net (loss) earnings
      to net cash provided by operating activities:
        Depreciation and amortization                                           570,000         506,000         442,000
        Write-down of inventory                                                 775,000         100,000              --
        Provision for sales returns and doubtful accounts                       515,000         662,000         800,000
        Gain on sale of assets                                                   (7,000)             --              --
        Deferred income taxes                                                   221,000        (198,000)        314,000
        Changes in assets and liabilities:
          Trade accounts receivable                                           2,270,000      (1,416,000)       (447,000)
          Income tax receivable                                                (781,000)             --              --
          Inventory                                                           1,939,000      (1,556,000)      5,715,000
          Prepaid expenses and other current assets                             200,000          19,000         145,000
          Other assets                                                          (18,000)       (201,000)        250,000
          Trade accounts payable                                             (1,324,000)        245,000      (2,157,000)
          Accrued liabilities                                                  (453,000)        285,000         (37,000)
                                                                           ------------    ------------    ------------
              Total adjustments                                               3,907,000      (1,554,000)      5,025,000
                                                                           ------------    ------------    ------------
              Net cash provided by operating activities                       2,653,000         109,000       6,054,000
                                                                           ------------    ------------    ------------
Cash flows from investing activities:
    Acquisition of property and equipment                                      (133,000)     (1,319,000)     (3,858,000)
    Proceeds on sale of assets                                                    7,000              --              --
                                                                           ------------    ------------    ------------
              Net cash used in investing activities                            (126,000)     (1,319,000)     (3,858,000)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
    Borrowings on revolving line of credit and notes payable                  5,076,000      14,056,000       8,986,000
    Proceeds from exercise of stock options                                      55,000         100,000              --
    Payments on revolving line of credit and notes payable                   (7,343,000)    (12,466,000)    (10,587,000)
    Repurchase of common stock                                                 (315,000)       (495,000)       (722,000)
                                                                           ------------    ------------    ------------

              Net cash (used in) provided by financing activities            (2,527,000)      1,195,000      (2,323,000)
                                                                           ------------    ------------    ------------
Impact of exchange rates on cash                                                 (8,000)        (69,000)         37,000
                                                                           ------------    ------------    ------------

              Net decrease in cash and cash equivalents                          (8,000)        (84,000)        (90,000)
Cash and cash equivalents, beginning of year                                    190,000         274,000         364,000
                                                                           ------------    ------------    ------------
Cash and cash equivalents, end of year                                     $    182,000    $    190,000    $    274,000
                                                                           ============    ============    ============

Supplemental disclosures of cash flow information:

    Cash paid for interest (net of capitalized interest of $0, $33,000
      and $38,000 in 2001, 2000 and 1999, respectively)                    $    869,000    $    979,000    $    954,000
                                                                           ============    ============    ============

    Cash paid for income taxes                                             $    309,000    $  1,017,000    $    564,000
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

       Concentration of Risk

       A significant number of the products distributed by the Company are manufactured in Taiwan, Hong Kong, China, South Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations.

       The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. Management estimates that over 50% of the Company's products are produced in Asia.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Management of the Company maintains a relatively low cash balance as cash is used to buy inventory and to repay debt in order to reduce interest cost.

       Revenue Recognition

       Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns. Sales returns for the years ended December 31, 2001, 2000 and 1999 aggregated $437,000, $631,000 and $715,000, respectively.

       Allowance for Sales Returns and Doubtful Accounts

       The allowance for sales returns and doubtful accounts at December 31, 2001 and 2000 aggregated $110,000 and $120,000, respectively.

       Inventory

       Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying financial statements is net of valuation allowances of $1,309,000 and $966,000 at December 31, 2001 and 2000, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify high cost and slow-moving inventory.

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

       Stock Option Plan

       Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provides for disclosure of pro forma earnings and per share information for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

       Net (Loss) Earnings Per Share

       Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares, consisting primarily of stock options, are excluded from the computation of diluted loss per share for the period ended December 31, 2001 as their effect is anti-dilutive.

       Foreign Currency Translation

       The financial statements of the Company's majority-owned subsidiary in Mexico and division in Taiwan, which were established in 1998 and 1997, respectively, are translated into United States dollars for financial reporting purposes. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity as accumulated other comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. Such transactional gains and losses are not significant to the consolidated financial statements.

       Segment Reporting

       The Company is centrally managed and operates in one business segment: distribution of discrete components including discrete semiconductors, passives and optoelectronic devisces.

       Reclassifications

       Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 financial statement presentation.

       Use of Estimates

       The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates have a significant impact on the Company's valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts and inventory reserves. Actual results could differ from these estimates.

       Recent Accounting Pronouncements

       On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

       . All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

       . Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or changed, either individually or as part of a related contract, asset or liability.

       . Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

       . Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

       . All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

       The Company believes the adoption of SFAS 141 and 142 will not have a material impact on its consolidated financial position or results of operations.

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective for the Company at the beginning of fiscal 2003. The Company believes the adoption of SFAS 143 will not have a material impact on its consolidated financial position or results of operations.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a single accounting model for the Impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS
       121), and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company believes the adoption of SFAS 144 will not have a material impact on its consolidated financial position or results of operations.

       Fourth Quarter Significant Adjustments

       During the fourth quarter ended December 31, 2001, the Company recorded significant adjustments that contributed to the Company reporting a net loss for the fiscal year. Most of those adjustments related to material changes in estimates.

       The Company increased the reserve for inventory in the total amount of $485,000 during the fourth quarter which was written off to cost of sales. The Company estimates the inventory is recoverable at its current cost.

       The Company established a valuation allowance for tax deferred assets in the amount of $149,000 during the fourth quarter which was expensed to income tax benefit. The Company estimates the deferred tax assets will be realized prior to expiration.

     The Company increased the recorded amount of income tax receivables and deferred tax assets in the amount of $407,000 during the fourth quarter which was recorded to income tax benefit. The Company estimates that taxable losses will be offset against prior years' taxable income.


(2)  Property and Equipment

     Property and equipment, at cost, is summarized as follows:

                                                                December 31,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
       Land                                              $ 1,650,000    $ 1,643,000
       Building and improvements                           4,896,000      4,881,000
       Furniture and equipment                               863,000        837,000
       Computer software and equipment                     1,887,000      1,828,000
                                                         -----------    -----------
           Total Property and Equipment                    9,296,000      9,189,000
       Less: Accumulated depreciation and amortization    (2,528,000)    (1,984,000)
                                                         -----------    -----------
       Property and Equipment, net                       $ 6,768,000    $ 7,205,000
                                                         ===========    ===========

(3)  Revolving Line of Credit

     The Company has a revolving line of credit maturing on May 18, 2003, that provides up to $15 million for operating purposes. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the revolving line of credit bears interest at the bank's prime rate (4.75% at December 31, 2001) or at the option of the Company, at LIBOR (weighted average of 2.54% at December 31, 2001) plus 1.85%. (See Note 13)

(4)  Long-Term Debt

     Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                                                  2001         2000
                                                                               ---------    ---------
       First trust deed loan payable in monthly installments of
         $4,349, bearing interest at the rate of 6.359% per
         annum, due December 1, 2013                                           $ 412,000    $ 434,000
       Less current portion                                                      (24,000)     (22,000)
                                                                               ---------    ---------
                                                                               $ 388,000    $ 412,000
                                                                               =========    =========

     Minimum future payments of long-term debt are summarized as follows:

                    Year ending December 31:
                          2002                       $ 24,000
                          2003                         25,000
                          2004                         27,000
                          2005                         29,000
                          2006                         31,000
                          Thereafter                  276,000
                                                     --------
                                                     $412,000
                                                     ========

(5)  Shareholders' Equity

     There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

     There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,880,682 and 4,983,975 shares issued and outstanding as of December 31, 2001 and 2000, respectively. Each holder of Class A common stock is entitled to one vote for each share held.

     There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2001 and 2000. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

     During 2001, 2000, and 1999, the Company repurchased 132,058, 153,600 and 291,070 shares of its Class A Common Stock on the open market for $315,000, $495,000 and $722,000, respectively, and permanently retired such shares.

(6)  Income Taxes

     Income tax (benefit) provision is summarized as follows:

                                                 Year Ended December 31
                                       -----------------------------------------
                                           2001           2000           1999
                                       -----------    -----------    -----------
       Current:
          Federal                      $  (503,000)   $   993,000    $   351,000
          State                           (109,000)       213,000         94,000
                                       -----------    -----------    -----------
                                          (612,000)     1,206,000        445,000
                                       -----------    -----------    -----------
       Deferred:
          Federal                          228,000       (168,000)       237,000
          State                             (7,000)       (13,000)        77,000
                                       -----------    -----------    -----------
                                           221,000       (181,000)       314,000
                                       -----------    -----------    -----------
      Income tax (benefit) provision   $  (391,000)   $ 1,025,000    $   759,000
                                       ===========    ===========    ===========

     The actual income (benefit) provision differs from the "expected" tax computed by applying the Federal corporate tax rate of 34% to (loss) earnings before income taxes as follows:

                                                             Year Ended December 31
                                                   ------------------------------------------
                                                        2001           2000           1999
                                                   -----------    -----------    -----------
       "Expected" income tax (benefit) expense     $  (487,000)   $   913,000    $   645,000
       State tax (benefit) expense,
            net of Federal benefit                     (77,000)       148,000        110,000
       Increase in valuation allowance                 149,000             --             --
       Other                                            24,000        (36,000)         4,000
                                                   -----------    -----------    -----------
       Income tax (benefit) provision              $  (391,000)   $ 1,025,000    $   759,000
                                                   ===========    ===========    ===========

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

                                                             December 31
                                                        ----------------------
          Deferred tax assets:                             2001        2000
                                                        ---------    ---------
          Inventory reserves                            $ 608,000    $ 560,000
          Section 263a adjustment                         160,000      170,000
          Allowances for bad debts and returns             59,000       63,000
          Accrued expenses                                 43,000       76,000
          Other                                                --       41,000
                                                        ---------    ---------

          Total deferred tax assets                       870,000      910,000
          Valuation allowance                            (149,000)          --

          Deferred tax liability:                        (122,000)    (161,000)
          Depreciation                                    (71,000)          --
          Deferred state taxes
                                                        ---------    ---------

          Net deferred tax assets                       $ 528,000    $ 749,000
                                                        =========    =========

       The valuation allowance was $149,000 at December 31, 2001. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

(7)  401(k) Profit Sharing Plan

     In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
     Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan also provides for a 20% matching contribution vesting immediately, at the discretion of the Company. For the years ended December 31, 2001, 2000 and 1999, employer matching contributions aggregated approximately $29,000, $36,000 and $24,000, respectively.

     The plan invests a portion of its assets in the common stock of the Company. The plan sold 691 and 39,929 shares of the Company's common stock on the open market for cash consideration of approximately $1,000 and $117,000 during the years ended December 31, 2001 and 2000, respectively. The plan purchased 9,780 shares for approximately $19,000 during the year ended December 31, 1999. At December 31, 2001, the plan held 119,181 shares of the Company's common stock.

(8)  Stock Options and Warrants

     In March 1995, the Company established the 1995 Stock Incentive Plan (the
     Plan) expiring in March, 2005. The Plan provides for the issuance of an aggregate of 740,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest ratably over three years commencing one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to such committee and each year thereafter. The exercise price of these options is equal to the fair market value of the Company's Class A common stock at the date of grant.

     In November 1996, the Company gave each employee who held options and SAR's issued during 1995 and 1996 with exercise prices of $5.25 and $7.125 the right to receive, in place of such options, an amended option for half the shares covered by the original option but with a reduced exercise price of $2.25 (the market price on November 21, 1996).

     In April 1995, the Company granted 6,600 stock appreciation rights to certain employees at an exercise price of $5.25. Compensation expense related to these rights was $0 in 2001, 2000 and 1999.

     The fair value of options, SAR's and warrants used to compute pro forma net
     (loss) earnings and (loss) earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2001: dividend yield of 0%; expected volatility of 41%; a risk free interest rate of approximately 4% and an expected holding period of five years; assumptions for 2000: dividend yield of 0%; expected volatility of 70%; a risk free interest rate of approximately 5% and an expected holding period of five years; assumptions for 1999: dividend yield of 0%; expected volatility of 72%; a risk free interest rate of approximately 7% and an expected holding period of five years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan SAR's and warrants. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the Plan SAR's and warrants (including the modified awards), consistent with the method prescribed by SFAS No. 123, net (loss) earnings and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

                                                                        Year Ended December 31,
                                                                        ------------------------
                                                              2001              2000             1999
                                                              ----              ----             ----
     Net (loss) earnings             As reported          $(1,254,000)      $1,663,000         $1,029,000
                                     Pro forma            $(1,402,000)      $1,498,000         $  765,000
     Diluted (loss) earnings
        per share                    As reported          $      (.22)      $      .28         $      .17
                                     Pro forma            $      (.25)      $      .25         $      .13

     Stock option and SAR activity during the periods indicated is as follows:

                                                                                                 Weighted
                                                                                                  Average
                                                                                Number           Exercise
                                                                              of Shares            Price
                                                                              ---------            -----
     Balance at December 31, 1998                                                  335,250       $2.66
        Granted                                                                    375,400        1.67
        Forfeited                                                                  (73,800)       1.92
                                                                          ------------------
     Balance at December 31, 1999                                                  636,850        1.69
        Granted                                                                    110,800        3.19
        Exercised                                                                  (60,515)       1.90
        Forfeited                                                                  (46,799)       1.58
                                                                          ------------------
     Balance at December 31, 2000                                                  640,336        2.52
        Granted                                                                    142,800        1.83
        Exercised                                                                  (28,765)       1.90
        Forfeited                                                                 (145,837)       2.06
                                                                          ------------------
     Balance at December 31, 2001                                                  608,534        2.10
                                                                          ==================

     The weighted average fair value of options granted in 2001, 2000 and 1999 was $0.81, $2.30 and $1.17, respectively.

     At December 31, 2001, the range of exercise prices was: $1.31 to $1.86 for 229,800 options; $2.25 to $3.00 for 324,034 options; and; $3.19 to $4.13 for 54,700 options. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

     At December 31, 2001, 2000 and 1999, the number of options exercisable was 456,699, 469,235 and 442,383, respectively, and weighted average exercise prices of those options were $2.61, $2.61 and $2.58, respectively.

9)   Net (Loss) Earnings Per Share

     The following data shows a reconciliation of the numerators and the denominators used in computing (loss) earnings per share and the weighted average number of shares of dilutive potential common stock.

                                                                              Year Ended December 31,
                                                                  ---------------------------------------------------
                                                                         2001              2000            1999
                                                                  -----------------  ---------------  ---------------
     Net (loss) earnings available to common
        shareholders used in basic
        (loss) earnings per share                                 $     (1,254,000)  $    1,663,000   $    1,029,000
                                                                  =================  ===============  ===============

     Weighted average number of common shares
        used in basic (loss) earnings per share                          5,679,946        5,799,786        6,006,436
                                                                  -----------------  ---------------  ---------------

     Basic (loss) earnings per share                              $           (.22)  $          .29   $          .17
                                                                  =================  ===============  ===============

     Effect of dilutive securities:
        Warrants                                                                 -                -                -
        Options                                                                  -          122,341           43,886
                                                                  -----------------  ---------------  ---------------
     Weighted number of common shares and
        dilutive potential common shares used in
        diluted (loss) earnings per share                                5,679,946        5,922,127        6,050,322
                                                                  =================  ===============  ===============

     Diluted (loss) earnings per share                            $           (.22)  $          .28   $          .17
                                                                  =================  ===============  ===============

     Warrants on 220,000 shares of common stock were not included in computing diluted (loss) earnings per share for the year ended December 31, 1999 because their effects were antidilutive. These warrants expired unexercised on April 19, 2000.

(10) Commitments and Contingencies

     Operating Leases
     ----------------

     The Company leases property and equipment under non-cancelable operating leases expiring on various dates through 2004 with total future commitments of $59,000. There were no new operating leases entered into during 2001. Rental expense for the years ended December 31, 2001, 2000 and 1999 aggregated $88,000, $89,000 and $134,000, respectively.

     At December 31, 2001, 2000 and 1999, the Company had no standby or commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).

(11)   Valuation and Qualifying Accounts and Reserves

       The following is the Company's schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 2001, 2000 and 1999:

                                               Balance at           Charged to                              Balance
                                                Beginning           Costs and                               At end
                                                 of year             Expenses           Deductions          of year
                                              --------------      ---------------    ----------------    --------------
       Allowance for sales returns and
          doubtful accounts:
            2001                              $    120,000        $    515,000         $   525,000        $    110,000
            2000                              $    120,000        $    662,000         $   662,000        $    120,000
            1999                              $    160,000        $    800,000         $   840,000        $    120,000

       Inventory reserves:
            2001                              $    966,000        $    775,000         $   432,000        $  1,309,000
            2000                              $  1,030,000        $    100,000         $   164,000        $    966,000
            1999                              $  1,353,000        $          -         $   323,000        $  1,030,000

(12)   Subsequent Events

       The Company received notice, dated February 14, 2002, from NASDAQ which informed the Company that its Class A common stock has not maintained a minimum market value of publicly held shares ("MVPHS") of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the "Rule"). Therefore, the Company has been provided 90 calendar days or until May 15, 2002, to regain compliance. If, at anytime before May 15, 2002, the MVPHS of the Company's Class A common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, NASDAQ expects to provide written notification that the Company complies with the Rule. If compliance with this Rule cannot be demonstrated by May 15, 2002, NASDAQ expects to provide written notification that its securities will be delisted. At that time, the Company may appeal NASDAQ's determination.

       As of the Date of this Report, the Company has been in contact with NASDAQ to review certain proposals to regain compliance and remain on NASDAQ's National Market stock exchange. As an alternative, the Company may apply to transfer its securities to The NASDAQ SmallCap Market. To transfer, the Company must satisfy the continued inclusion requirement for that market. If the Company submits a transfer application and pays the applicable listing fees by May 15, 2002, the initiation for the delisting proceedings may be stayed pending NASDAQ's review of the transfer application. If NASDAQ does not approve the Company's transfer application, NASDAQ intends to provide written notification that the Company's securities will be delisted.

       On March 21, 2002, the Company signed a commitment letter which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004. The agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the renewed revolving line of credit bears interest at the bank's prime rate (4.75% at December 31, 2001) or at the option of the Company, at LIBOR (weighted average of 2.54% at December 31, 2001) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company's account receivables, inventory and fixed assets.

(13)     Selected Quarterly Financial Data (Unaudited)

                                                         Three Months Ended
                                      3/31/2001     6/30/2001      9/30/2001      12/31/2001
Net sales                           $ 5,524,000   $ 4,152,000    $ 3,726,000     $ 3,334,000
Gross profit                          1,637,000     1,106,000        975,000         484,000
Net (loss) earnings                 $   (74,000)  $  (364,000)   $  (307,000)    $  (509,000)

(Loss) earnings per share
     Basic                          $     ( .01)  $     ( .06)   $     ( .06)    $     ( .09)
     Diluted                        $     ( .01)  $     ( .06)   $     ( .06)    $     ( .09)

                                                         Three Months Ended
                                      3/31/2000     6/30/2000      9/30/2000      12/31/2000
Net sales                           $ 8,348,000   $ 8,826,000    $ 8,663,000     $ 7,111,000
Gross profit                          2,562,000     2,828,000      2,748,000       2,047,000
Net (loss) earnings                 $   437,000   $   549,000    $   523,000     $   154,000

(Loss) earnings per share
     Basic                          $       .08   $       .09    $       .09     $       .03
     Diluted                        $       .07   $       .09    $       .09     $       .03

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURES

               None.


                                   PART III


ITEM 10.  DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

               Information regarding directors and executive officers of the Company will appear in the Proxy Statement of the Annual Meeting of Shareholders under the caption "Election of Directors" and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 2001.


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

     10.14 Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank -

             California. (d)

     10.15 Amendment to Business Loan Agreement and Master Revolving Note, dated June 9, 1999, between the Registrant and Comerica Bank - California. (f)

     10.16 Amendment to Business Loan Agreement, dated December 27, 1999, between the Registrant and Comerica Bank - California. (f)

     10.17 Amendment to Business Loan Agreement, dated May 5, 2000, between the Registrant and Comerica Bank - California. (g)

     10.18 Amendment to Business Loan Agreement, dated May 18, 2001, between the Registrant and Comerica Bank - California. (h)

     10.19 Amendment to Business Loan Agreement, dated December 5, 2001, between the Registrant and Comerica Bank - California.

     10.20 Commitment Letter to Amend Business Loan Agreement, dated March 21, 2002, between the Registrant and Comerica Bank - California.

     24.1    Power of Attorney (see page 40 of this Annual Report on Form 10-K).

     ---------------------------------------------------------------------------

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

     (c) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

     (d) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

     (e) Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1998

     (f) Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 1999.

     (g) Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 2000.

     (h) Incorporated by reference from Taitron Components Incorporated Form 10-Q for the quarter ended September 30, 2001.


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

                                       Taitron Components Incorporated
                                       (Registrant)

                                       By  /s/ Stewart Wang
                                           --------------------------------
                                       Stewart Wang
                                       Its:  Chief Executive Officer

                                       Date:        March 25, 2002
                                             ----------------------------

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

          Signature                          Title                                  Date
          ---------                          -----                                  ----
/s/ Johnson Ku                       Chairman of the Board                       March 25, 2002
-------------------------------
Johnson Ku


/s/ Stewart Wang                     Chief Executive Officer, President          March 25, 2002
-------------------------------      and Director
Stewart Wang                         (Principal Executive Officer)



/s/ Steven H. Dong                   Chief Financial Officer                     March 25, 2002
-------------------------------      and Secretary
Steven H. Dong                       (Principal Financial Officer)



/s/ Richard Chiang                   Director                                    March 25, 2002
-------------------------------
Richard Chiang


/s/ Craig Miller                     Director                                    March 25, 2002
-------------------------------
Craig Miller


/s/ Felix Sung                       Director                                    March 25, 2002
-------------------------------
Felix Sung