Form 10-Q
period 2002-03-31
TAITRON COMPONENTS INC
filed 2002-05-14
CIK 942126

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

              YES   (X)      NO  ( )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding on March 31, 2002
-------------------------------------              -----------------------------
Class A Common Stock, $.001 par value                       4,964,107
Class B Common Stock, $.001 par value                         762,612

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets

                             (Dollars in Thousands)

                                                                               March 31,     December 31,
                                                                                  2002           2001
                                                                              -----------    ------------
                                   Assets                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                                  $     154       $     182
    Trade accounts receivable, net                                                 2,320           2,024
    Income tax receivable                                                            773             781
    Inventory, net                                                                27,413          27,895
    Prepaid expenses                                                                 246             248
     Deferred income taxes                                                           498             528
    Other current assets                                                             289             103
                                                                               ----------      ----------
           Total current assets                                                   31,693          31,761

Property and equipment, net                                                        6,640           6,768
Other assets                                                                         312             305
                                                                               ----------      ----------

           Total assets                                                        $  38,645       $  38,834
                                                                               ==========      ==========

                    Liabilities and Shareholders' Equity
Current liabilities:

    Revolving line of credit                                                   $  10,765       $  11,685
    Current portion of long term debt                                                 24              24
    Trade accounts payable                                                         1,983           1,171
    Accrued liabilities and other                                                    478             449
                                                                               ----------      ----------
           Total current liabilities                                              13,250          13,329

Long-term debt, less current portion                                                 381             388
                                                                               ----------      ----------

           Total liabilities                                                      13,631          13,717
                                                                               ----------      ----------

Commitments and contingencies                                                          -               -

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
      None issued or outstanding.                                                      -               -
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 4,964,107 and 4,880,682 shares as of
      March 31, 2002 and December 31, 2001, respectively.                              5               5
    Class B common stock, $.001 par value.  Authorized, issued and outstanding 762,612, shares as of  March 31, 2002 and
      December 31, 2001.                                                               1               1
    Additional paid-in capital                                                    10,894          10,802
    Accumulated  other comprehensive loss, net of tax                                (55)            (53)
    Retained earnings                                                             14,169          14,362
                                                                               ----------      ----------

           Total shareholders' equity                                             25,014          25,117
                                                                               ----------      ----------

           Total liabilities and shareholders' equity                          $  38,645       $  38,834
                                                                               ==========      ==========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except per share amounts)

                                                           Three months ended March 31,
                                                          ------------------------------
                                                             2002               2001
                                                          -----------        -----------
                                                          (Unaudited)        (Unaudited)
Net sales                                                 $    3,706        $     5,524

Cost of goods sold                                             2,683              3,887
                                                          -----------       ------------

         Gross profit                                          1,023              1,637

Selling, general and administrative expenses                   1,196              1,535
                                                          -----------       ------------

         Operating (loss) earnings                              (173)               102

Interest expense, net                                            124                247
Other income, net                                                (89)               (47)
                                                          -----------       ------------

         Loss before income taxes                               (208)               (98)

Income tax  benefit                                              (15)               (24)
                                                          -----------       ------------

         Net loss                                         $     (193)       $       (74)
                                                          ===========       ============

Loss Per Share:
     Basic                                                $     (.03)       $      (.01)
                                                          ===========       ============
     Diluted                                              $     (.03)       $      (.01)
                                                          ===========       ============

Weighted average common shares outstanding:
     Basic                                                 5,653,468          5,722,573
                                                          ===========       ============
     Diluted                                               5,653,468          5,722,573
                                                          ===========       ============

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                               2002             2001
                                                                            ------------     -----------
                                                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:
    Net loss                                                                $   (193)        $      (74)
                                                                            ---------        -----------

    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                134                138
    Provision for inventory reserves                                              75                 30
    Provision for sales returns and doubtful accounts                            117                127
    Gain on sale of assets                                                         -                 (7)
    Deferred income taxes                                                         30                  -
    Changes in Assets and Liabilities:
      Trade accounts receivable                                                 (413)             1,357
      Income tax receivable                                                        8               (206)
      Inventory                                                                  407                102
      Prepaid expenses and other current assets                                 (184)                65
      Other assets                                                                (7)                 3
      Trade accounts payable                                                     812               (911)
      Accrued liabilities and other                                               29                (99)
                                                                            ---------        -----------
              Total adjustments                                                1,008                599
                                                                            ---------        -----------
              Net cash provided by operating activities                          815                525
                                                                            ---------        -----------

Cash flows from investing activities:
      Acquisitions of property and equipment                                      (7)               (72)
      Proceeds from sale of assets                                                 -                  7
                                                                            ---------        -----------
              Net cash used in investing activities                               (7)               (65)
                                                                            ---------        -----------

Cash flows from financing activities:
    Borrowings on revolving line of credit and note payable                      625              2,155
    Proceeds from exercise of stock options and issuance of stock                119                 42
    Payments on revolving line of credit and notes payable                    (1,552)            (2,500)
    Repurchase of common stock                                                   (26)              (178)
                                                                            ---------        -----------
              Net cash used in financing activities                             (834)              (481)
                                                                            ---------        -----------

Impact of exchange rates changes on cash                                          (2)                 9
                                                                            ---------        -----------

              Net decrease in cash and cash equivalents                          (28)               (12)

Cash and cash equivalents, beginning of period                                   182                190
                                                                            ---------        -----------

Cash and cash equivalents, end of period                                    $    154                178
                                                                            =========        ===========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                      $     79         $      265
                                                                            =========        ===========
Cash paid for income taxes                                                  $      1         $      182
                                                                            =========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         Taitron Components Incorporated

              Notes to Condensed Consolidated Financial Statements
            As of and for the quarterly period ending March 31, 2002
         (All amounts are unaudited, except for the balance sheet as of
                               December 31, 2001)

(1)  Basis of Presentation

     The condensed consolidated financial information furnished herein is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments and accruals) in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited condensed consolidated financial statements and notes should therefore, be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Summary of Significant Accounting Policies

     Principles of Consolidation

     The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2002 and 2001 aggregated to $94,000 and $112,000, respectively.

     Allowance for Sales Returns and Doubtful Accounts

     The allowance for sales returns and doubtful accounts at March 31, 2002 and December 31, 2001 aggregated $131,000 and $110,000, respectively.

     Inventory

     Inventory consists principally of products for resale and is stated at the lower of cost, using the first-in, first-out method, or market. Inventory is presented net of valuation allowances of $1,384,000 and $1,309,000 at March 31, 2002 and December 31, 2001, respectively.

     Net Loss Per Share

     Common equivalent shares of 433,470 and 644,800 for the three month periods ended March 31, 2002 and 2001, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

     Reclassification

     Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the current 2002 financial statement presentation.

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

(3)  Revolving Line of Credit

        On March 21, 2002, the Company signed a commitment letter which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004. The agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the renewed revolving line of credit bears interest at the bank's prime rate (4.75% at March 31, 2002) or at the option of the Company, at LIBOR (weighted average of 2.37% at March 31, 2002) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility is limited to a certain formula, essentially consisting of a portion of the Company's account receivables, inventory and fixed assets.

(4)     Changes in Securities

        On March 31, 2002, the Company issued one hundred thousand (100,000) unregistered shares of it's Class A Common Stock for an amount of $118,670 to an unrelated company of which the proceeds of $118,670 from the issuance are for general working capital purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain amounts and ratios, as a percentage of net sales, included in the unaudited condensed consolidated statements of operations.

                                                    Three Months Period Ended
                                                            March 31,
                                                    -------------------------
                                                       2002          2001
                                                    ----------    -----------
                                                     (Dollars in Thousands)

Net sales                                           $   3,706     $   5,524

Cost of goods sold                                      2,683         3,887
       % of net sales                                    72.4%         70.4%

Gross profit                                            1,023         1,637
       % of net sales                                    27.6%         29.6%

Selling, general and administrative expenses            1,196         1,535
       % of net sales                                    32.3%         27.8%

Operating (loss)earnings                                 (173)          102
       % of net sales                                    (4.7)%         1.8%

Interest expense, net                                     124           247
       % of net sales                                     3.3%          4.5%

Net loss                                                 (193)          (74)
       % of net sales                                    (5.2)%        (1.3)%

Three month Period Ended March 31, 2002 Compared To The Three month Period Ended March 31, 2001.

     Net sales for the three months ended March 31, 2002 were $3,706,000, compared with net sales for the three months ended March 31, 2001 of $5,524,000, a decrease of $1,818,000 or 32.9%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Discrete component sales decreased by $1,501,000 during the quarter ended March 31, 2002 and export sales decreased by $292,000 compared to prior year. The average unit selling price decreased to 2.0 cents for the current period from 2.1 cents during the same period last year. The decrease was primarily attributable to selling more passive components which have a lower average per unit sales price.

     Cost of goods sold for the quarter ended March 31, 2002 decreased to $2,683,000 from $3,887,000 for the same period last year, a decrease of 31% or $1,204,000. Consistent with the decrease in net sales, cost of goods sold declined, however at a slower rate, resulting in gross profits decreasing as a percentage of net sales to 27.6% for the quarter ended March 31, 2002 from 29.6% for the same period last year. Gross profits decreased by $614,000 to $1,023,000 for the quarter ended March 31, 2002 from $1,637,000 for the same period in 2001. Also contributing the decrease in gross profit was a provision for inventory reserves of $75,000 and $30,000 during the quarters ended March 31, 2002 and 2001, respectively.

     Selling, general and administrative ("SG&A") expenses decreased by $339,000 or 22.1% for the quarter period ended March 31, 2002 compared to the same period of 2001. The decrease is primarily attributable to reducing personnel-related expenses and commissions paid to independent sales representatives resulting from lower net sales and cost reduction programs. These costs, as a percentage of net sales, increased to 32.3% for the three months ended March 31, 2002 as compared to 27.8% for the three months ended March 31, 2001, which was primarily attributable to the overall decrease in net sales.

     Operating loss was $173,000 for the quarter ended March 31, 2002 as compared to operating earnings of $102,000 for the same period ended March 31, 2001. Operating earnings decreased primarily due to the decrease in net sales, as discussed above.

     Interest expense, net of interest income for the quarter ended March 31, 2002 decreased by $123,000 compared to the same period last year. The decrease is primarily due to decreased borrowing levels and lower effective average borrowing rates incurred during the current quarter at 4.3%, when compared to 7.1% for the same period last year.

     Income tax benefit was $15,000 in the current period ended March 31, 2002, representing an effective tax benefit rate of 9.3% (net of provision for deferred tax asset reserve in the amount of $30,000 for the three months ended March 31, 2002) of US domestic pre-tax income, as compared to income tax benefit of $24,000 for the same period in 2001, an effective tax rate of 40% of US domestic pre-tax income.

     Net loss was $193,000 for the quarter ended March 31, 2002 as compared with net loss of $74,000 for the same period last year, resulting from the reasons discussed above.

Supply and Demand Issues

Background

     In 1996, suppliers increased capacity and the weak demand left suppliers with large amounts of uncommitted products. During 1996 and continuing into 1997, the Company decided to take advantage of this situation by intensifying its long standing purchasing strategy by making opportunistic purchases of suppliers' uncommitted capacity, at favorable pricing. The Company believed this strategy of opportunistic purchasing postured the Company to be price competitive, while still maintaining acceptable profit margins for the prior periods.

     The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. From 1999 throughout 2000, demand had increased as a result of industry wide shortages. Since then, the industry wide shortage began to diminish towards the end of 2000 and demand through the end of 2001 has drastically declined resulting from an overall economic slowdown and excess product availability.

     Current Issues
     --------------

     The Company's core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances. As such, inventory levels decreased throughout the quarter from $27,895,000 to $27,413,000 as of December 31, 2001 and March 31, 2002, respectively, including a non-cash provision of approximately $75,000 during the quarter ended March 31, 2002 to increase the Company's inventory reserves. Since demand continued to be weak towards the end of the quarter, the Company expects to continue to lower inventory balances throughout 2002. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve in 2002.

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

Liquidity and Capital Resources

     The Company historically has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and sale of equity securities. A summary of cash flows resulting from the operating, investing and financing activities for the three months ended March 31, 2002 and 2001 are as follows:

                                             Three months ended March 31,
                                           --------------------------------
        (Dollars in thousands)                2002                 2001
                                           -----------          -----------
                                           (Unaudited)          (Unaudited)
     Operating activities ............        $ 815               $  525
     Investing activities ............           (7)                 (65)
     Financing activities ............         (834)                (481)

     Cash flows provided by operating activities increased to $815,000 during the three months ended March 31, 2002, as compared to $525,000 during the three months ended March 31, 2001. The change is primarily due to an increase in accounts payable and accrued and other liabilities of $841,000 during the period ended March 31, 2002, as compared to a decrease of $1,010,000 during the same period last year.

Also, inventory declined by $407,000 during the three months ended March 31, 2002, as compared to a decrease of $102,000 during the same period last year, again contributing to the overall increase in operating cash flow. Conversely, the overall increase in operating cash flow was partially offset by a increase in accounts receivable of $413,000 as compared to a decrease of $1,357,000 during the first three months of 2001.

     Cash flows used in investing activities was $7,000 during the three months ended March 31, 2002 compared to $65,000 during the three months ended March 31, 2001. The decrease is primarily due to the reduction in purchases of equipment.

     Cash flows used in financing activities increased to $834,000 from $481,000 during the three months ended March 31, 2002, as compared to the same period in 2001, primarily due to increased net re-payments to our bank revolving line of credit during the current period in 2002, as compared to the same period in 2001. Also, offsetting the increase is the issuance of common shares in the aggregate amount of $119,000 during the three months ended March 31, 2002, where as in the same period last year the company repurchased common shares in the aggregate amount of $178,000.

     Inventory is included in current assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

     On March 21, 2002, the Company signed a commitment letter which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004. The agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the renewed revolving line of credit bears interest at the bank's prime rate (4.75% at March 31, 2002) or at the option of the Company, at LIBOR (weighted average of 2.37% at March 31, 2002) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company's account receivables, inventory and fixed assets.

     The Company believes that funds generated from operations, our bank revolving line of credit and sale of equity securities should be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.

     As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Cautionary Statement Regarding Forward Looking Information

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result," or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 2001 under the heading "Cautionary Statements and Risk Factors."

     PART II. OTHER INFORMATION

Item 1. Not applicable

Item 2. Changes In Securities And Use Of Proceeds

On March 31, 2002, the Company issued one hundred thousand (100,000) unregistered shares of it's Class A Common Stock for an amount of $118,670 to an unrelated company of which the proceeds of $118,670 from the issuance are for general working capital purposes.

Item 3. through  Item 5. Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TAITRON COMPONENTS INCORPORATED


Date: May 14, 2002                       By: /s/ Stewart Wang
                                            ------------------------------------
                                             Stewart Wang
                                             Chief Executive Officer
                                             and Director

Date: May 14, 2002                       By: /s/ Steven H. Dong
                                            ------------------------------------
                                             Steven H. Dong
                                             Chief Financial Officer