Form 10-Q
period 2002-06-30
TAITRON COMPONENTS INC
filed 2002-08-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Name of Registrant as specified in its charter)

California	95-4249240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway
Valencia, California 91355-4162
(Address Of Principal Executive Offices)

(661) 257-6060
(Registrant’s Telephone Number, Including Area Code)

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

YES  ☒                            NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on June 30, 2002

Class A Common Stock, $.001 par value	4,950,507
Class B Common Stock, $.001 par value	762,612

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147	$182
Trade accounts receivable, net	2,326	2,024
Income tax receivable	731	781
Inventory, net	27,300	27,895
Prepaid expenses	236	248
Deferred income taxes	—	528
Other current assets	164	103

Total current assets	30,904	31,761
Property and equipment, net	6,668	6,768
Other assets	187	305

Total assets	$37,759	$38,834

Liabilities and Shareholders’ Equity

Current liabilities:
Revolving line of credit	$10,600	$11,685
Current portion of long term debt	25	24
Trade accounts payable	2,016	1,171
Accrued liabilities and other	469	449

Total current liabilities	13,110	13,329
Long-term debt, less current portion	375	388

Total liabilities	13,485	13,717

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	—	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,950,507 and 4,880,682 shares as of June 30, 2002 and December 31, 2001, respectively.	5	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612, shares as of June 30, 2002 and December 31, 2001.	1	1
Additional paid-in capital	10,872	10,802
Accumulated other comprehensive loss, net of tax	(30)	(53)
Retained earnings	13,426	14,362

Total shareholders’ equity	24,274	25,117

Total liabilities and shareholders’ equity	$37,759	$38,834

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,579	$4,152	$7,285	$9,676
Cost of goods sold	2,645	3,046	5,328	6,933

Gross profit	934	1,106	1,957	2,743
Selling, general and administrative expenses	1,168	1,352	2,364	2,857

Operating loss	(234)	(246)	(407)	(114)
Interest expense, net	107	199	231	446
Other income, net	(50)	(36)	(139)	(53)

Loss before income taxes	(291)	(409)	(499)	(507)
Income tax provision (benefit)	452	(45)	437	(69)

Net loss	$(743)	$(364)	$(936)	$(438)

Loss per share
Basic	$(.13)	$(.06)	$(.17)	$(.08)

Diluted	$(.13)	$(.06)	$(.17)	$(.08)

Weighted average common shares outstanding
Basic	5,716,319	5,685,115	5,684,894	5,703,011

Diluted	5,716,319	5,685,115	5,684,894	5,703,011

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,

	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(936)	$(438)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	275	279
Provision for inventory reserves	265	160
Provision for sales returns and doubtful accounts	196	221
Gain on sale of assets	—	(7)
Provision for deferred income taxes	528	156
Changes in assets and liabilities:
Trade accounts receivable	(498)	1,762
Income Tax Receivable	50	339
Inventory	330	814
Prepaid expenses and other current assets	(49)	124
Other assets	118	(30)
Trade accounts payable	845	(1,056)
Accrued and other liabilities	20	(1,071)

Total adjustments	2,080	1,691

Net cash provided by operating activities	1,144	1,253

Cash flows from investing activities:
Acquisitions of property and equipment	(177)	(80)
Proceeds from sale of assets	2	7

Net cash used in investing activities	(175)	(73)

Cash flows from financing activities:
Borrowings on revolving line of credit and note payable	2,190	3,225
Payments on revolving line of credit and note payable	(3,287)	(4,146)
Repurchase of Class A Common Stock	(49)	(246)
Proceeds from exercise of stock options and issuance of stock	119	42

Net cash used in financing activities	(1,027)	(1,125)

Impact of exchange rate changes on cash	23	(6)

Net (decrease) increase in cash and cash equivalents	(35)	49
Cash and cash equivalents, beginning of period	182	190

Cash and cash equivalents, end of period	$147	$239

Supplemental disclosure of cash flow information:
Cash paid for interest	$192	$486

Cash paid for income taxes	$1	$309

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements
June 30, 2002 and 2001
(All amounts are unaudited, except for the balance sheet as of December 31, 2001)

(1)	Basis of Presentation

The condensed consolidated financial information furnished herein is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments and accruals) which are necessary to present fairly the unaudited consolidated financial position of the Company at June 30, 2002, the results of its operation for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

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

Revenue Recognition

Revenue is recognized upon shipment of the merchandise.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made.  Sales returns for the quarters ended June 30, 2002 and 2001 aggregated to $57,000 and $79,000, respectively and for the six months ended June 30, 2002 and 2001 aggregated to $151,000 and $191,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns and doubtful accounts at June 30, 2002 and December 31, 2001 aggregated $154,000 and $110,000, respectively.

Inventory

Inventory consists principally of products for resale and is stated at the lower of cost, using the first-in, first–out method, or market.  Inventory is presented net of valuation allowance of $1,479,000 and $1,309,000 at June 30, 2002 and December 31, 2001, respectively.

Net Loss Per Share

Common equivalent shares of  approximately 616,000 and 621,000 for the three month periods ended June 30, 2002 and 2001, respectively, and approximately 615,000 and 602,000  for the six months ended June 30, 2002 and 2001, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Reclassification
Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation.

Use Of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes.  Actual results could differ from these estimates.

(3)	Revolving Line of Credit

Effective May 31, 2002, the Company signed an amendment to its Business Loan Agreement and Master Revolving Note which allowed the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004.  The amended agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios.  As of June 30, 2002, the Company was not in compliance with the required covenants, but has obtained a waiver from the lender.  Borrowings under the renewed revolving line of credit bears interest at the bank’s prime rate (4.75% at June 30, 2002) or at the option of the Company, at LIBOR (weighted average of  2.43%  at June 30, 2002) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets.

(4)	Profit Sharing Plan

During the quarter ended June 30, 2002, the Company’s Board of Directors approved a special non-recurring profit sharing plan for fiscal year ending December 31, 2002 (the “2002 Plan”).  If the Company has net income for the year ending December 31, 2002, then the 2002 Plan would provide profit sharing to all employees of the Company as follows: one-half of the net income for the year ended December 31, 2002 would be placed in a pool and divided into three categories of i) one-third of the pool paid evenly between all sales employees; ii) one-third of the pool paid evenly between all non-sales employees; and; iii) one-third of the pool paid between employees at the discretion of executive management to allow for potential inequalities deemed by executive management.  Based upon the Company’s losses through June 30, 2002, no accrual has been recorded.

(5)	Subsequent Events

On August 12, 2002, the Company signed a Loan Proposal with its lender to amend it’s Business Loan Agreement and Master Revolving Note. The Loan Proposal changes the renewal date from May 18, 2004 to December 31, 2002, and decreases the $15 million revolving line of credit to $10 million by September 30, 2002; $9.5 million by October 30, 2002; and $9 million by November 30, 2002. The Loan Proposal governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the Loan Proposal bear interest at the bank’s prime rate plus .75% (4.75% at June 30, 2002) or at the option of the Company, at LIBOR (weighted average of 2.43% at June 30, 2002) plus 3.25%. Borrowings under the Loan Proposal are limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets. Also, borrowings under the Loan Proposal require the Company to make principal payments in the amounts of $2.3 million and $1 million by September 30, 2002 and December 31, 2002, respectively. The Company is required to meet these principal payments by selling one of its buildings, which is currently leased to an unrelated tenant and not occupied by the Company (the “Building”) and issuing debt or equity securities. The Company has received an offer from an unrelated buyer to purchase the Building, yet, there has been no agreement signed. Also, there has been no agreement signed to issue debt or equity securities.

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Use Of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition - Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the three and six months ended June 30, 2002 were $57,000 and $151,000, respectively, and $79,000 and $191,000 for the same periods in 2001, respectively. The allowance for sales returns and doubtful accounts at June 30, 2002 and December 31, 2001 were $154,000 and $110,000, respectively. The Company reviews the actual sales returns and bad debt for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The Company had inventory balances in the amounts of $27,300,000 and $27,895,000 at June 30, 2002 and December 31, 2001, respectively, which are presented net of valuation allowances of $1,479,000 and $1,309,000 at June 30, 2002 and December 31, 2001, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify high cost and slow-moving inventory. Also, for inventory supplied under franchise agreements, the Company relies on its contractual rights to receive compensation for price differences caused by market fluctuations.

Deferred Taxes - The Company reviews the nature of each component of its deferred income taxes for reasonableness. Due to successive quarterly losses, the Company fully reserved its deferred income tax asset and incurred a one-time charge of $492,000 during the second quarter of 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

	Three Month Period Ended June 30,		Six Month Period Ended June 30,

	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)
Net sales	$3,579	$4,152	$7,285	$9,676
Cost of goods sold	2,645	3,046	5,328	6,933
Gross profit	934	1,106	1,957	2,743
% of net sales	26.1%	26.6%	26.9%	28.4%
Selling, general and administrative expenses	1,168	1,352	2,364	2,857
% of net sales	32.6%	32.6%	32.5%	29.5%
Operating earnings (loss)	(234)	(246)	(407)	(114)
% of net sales	(6.5)%	(5.9)%	(5.6)%	(1.2)%
Interest expense, net	107	199	231	446
% of net sales	3.0%	4.8%	3.2%	4.6%
Net earnings (loss)	$(743)	$(364)	$(936)	$(438)
% of net sales	(20.8)%	(8.8)%	(12.9)%	(4.5)%

Three month Period Ended June 30, 2002 Compared To The Three month Period Ended June 30, 2001.

          Net sales for the three months ended June 30, 2002 were $3,579,000, compared with net sales for the three months ended June 30, 2001 of $4,152,000, a decrease of $573,000 or 13.8%.  The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors.  Discrete component sales decreased by $554,000 during the quarter ended June 30, 2002 and export sales increased to $428,000 from $367,000, comparing the same periods.  The average unit selling price decreased to 2.2 cents for the current period from 2.3 cents during the same period last year.

          Cost of goods sold for the quarter ended June 30, 2002 decreased to $2,645,000 from $3,046,000 for the same period last year, a decrease of $401,000 or 13.2%.  Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 26.1% for the quarter ended June 30, 2002 from 26.6% for the same period last year.  Gross profit decreased by $172,000 to $934,000 for the quarter ended June 30, 2002 from $1,106,000 for the same period in 2001. Also contributing to the decrease in gross profit was a provision for inventory reserves of $190,000 and $130,000 during the quarters ended June 30, 2002 and 2001, respectively.

          Selling, general and administrative (“SG&A”) expenses decreased by $184,000 or 13.6% for the quarter period ended June 30, 2002 compared to the same period of 2001.  The decrease is primarily attributable to reducing personnel-related expenses of approximately $139,000 and commissions paid to independent sales representatives of approximately $16,000 resulting from lower net sales.  However, these costs, as a percentage of net sales, remained unchanged at 32.6% for the three months ended June 30, 2002 and for the three months ended June 30, 2001.

          The operating loss was $234,000 for the quarter ended June 30, 2002 as compared to $246,000 for the same period ended June 30, 2001.  Overall, the operating loss decreased slightly primarily due to the decrease in SG&A, as discussed above.

          Interest expense, net of interest income for the quarter ended June 30, 2002 decreased by $92,000 compared to the same period last year.  The decrease is primarily due to lower effective borrowing rates incurred during the current quarter at 4.1%, when compared to 6% for the same period last year.

          The income tax provision was $452,000 during the quarter ended June 30, 2002, as compared to an income tax benefit of $45,000 for the same period last year.  Due to the continued net losses, the Company has fully reserved its deferred tax asset by taking a one-time charge of $492,000 during the quarter ended June 30, 2002.

          Net loss was $743,000 for the quarter ended June 30, 2002 as compared to $364,000 for the same period last year, resulting from the reasons discussed above.

Six month Period Ended June 30, 2002 Compared To The Six month Period Ended June 30, 2001.

          Net sales for the six months ended June 30, 2002 were $7,285,000 compared with net sales for the six months ended June 30, 2001 of $9,676,000, a decrease of $2,391,000 or 24.7%.  The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors.  Discrete component sales decreased by $2,055,000 during the six months ended June 30, 2002 and export sales decreased to $821,000 from $1,053,000, comparing the same periods.  The average unit selling price decreased to 2.1 cents for the current six month period from 2.2 cents during the same period last year.

          Cost of goods sold decreased by $1,605,000 to $5,328,000 for the six months ended June 30, 2002, a decrease of 23.1% from the same period in 2001.  Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 26.9% for the first six months of this year from 28.4% for the same period last year.  Gross profit decreased by $786,000 to $1,957,000 for the six months ended June 30, 2002 from $2,743,000 for the same period in 2001.   Also contributing to the decrease in gross profit was a provision for inventory reserves of $265,000 and $160,000 during the six months ended June 30, 2002 and 2001, respectively.

          SG&A expenses decreased by $493,000 or 17.3% for the six months ended June 30, 2002 compared to the same period in 2001.  The decrease is primarily attributable to reducing personnel-related expenses of approximately $373,000 and commissions paid to independent sales representatives of approximately $67,000 resulting from lower net sales.  SG&A expenses, as a percentage of net sales, increased to 32.5% for the six months ended June 30, 2002 from 29.5% for the same period in 2001, due from the overall decrease in net sales.

          The operating loss was $407,000 for the six months ended June 30, 2002 as compared to $114,000 for the same period ended June 30, 2001.  The Operating loss increased primarily due to the decrease in net sales, as discussed above.

          Interest expense, net of interest income for the six months ended June 30, 2002 decreased by $215,000 compared to the six months ended June 30, 2001.  The decrease is due to lower average borrowing levels and lower effective borrowing interest rates incurred during the six month period ending June 30, 2002 of 4%, compared to 6.6% for the same period last year.

          The income tax provision was $437,000 in the current six month period ended June 30, 2002, as compared to income tax benefit of $69,000 for the same period in 2001.  Due to the continued net losses, the Company has fully reserved its deferred tax asset by taking a one-time charge of $492,000 during the quarter ended June 30, 2002.

       Net loss was $936,000 for the six months ended June 30, 2002 compared to $438,000 for the same period in 2001, an increase of $498,000 resulting from the same reasons discussed above.

Supply and Demand Issues

       Background

          The demand for discrete semiconductors in the US market decreased from 1996 through the middle of 1999.  From 1999 throughout 2000, demand had increased as a result of industry wide shortages.  Since then, the industry wide shortage began to diminish towards the end of 2000 and demand through today has drastically declined resulting from the accelerated trend of moving of production capacity of OEM customers abroad to overseas and the consolidation of CEM customers domestically.

       Current Issues

          The Company’s core strategy is to maintain a substantial inventory of discrete semiconductors purchased at prices generally lower than those commonly available to its competitors.  This strategy allows the Company to fill customer orders immediately from stock held in inventory.  Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances.  As such, inventory levels decreased throughout the year from $27,895,000 as of December 31, 2001 to $27,300,000 as of June 30, 2002, including a non-cash provision of approximately $265,000 during the current period ended June 30, 2002 to increase the Company’s inventory reserves.  Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2002.   There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve.

          Readers are cautioned that the foregoing statements are forward looking and are necessarily speculative.  There can be no guarantee that a recovery in the discrete semiconductor market will take place.  Also, if prices of components held in our inventory decline or if new technology is developed that displaces products distributed by us and held in inventory, our business could be materially adversely affected.  See “Cautionary Statement Regarding Forward Looking Information”.

Liquidity and Capital Resources

          We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2002 and 2001 are as follows:

	Six months ended June 30,

(Dollars in thousands)	2002	2001

	(Unaudited)	(Unaudited)
Operating activities	$1,144	$1,253
Investing activities	(175)	(73)
Financing activities	(1,027)	(1,125)

          Cash flows provided by operating activities decreased to $1,144,000 during the six months ended June 30, 2002, as compared to $1,253,000 during the six months ended June 30, 2001.  The change is primarily due to an increase in accounts receivable of $498,000 during the first six months of 2002, as compared to a decrease of $1,762,000 during the same period last year.  Conversely, the overall decrease in operating cash flow was partially offset by an increase in accounts payable and accrued and other liabilities of $845,000 and  $20,000, respectively and a reduction of deferred income taxes of $528,000.  The Company’s ability to continue generating cash from operations is dependent upon collection of its receivables and extended payments of accounts payables.

          Cash flows used in investing activities was $175,000 during the six months ended June 30, 2002 compared to $73,000 during the six months ended June 30, 2001.  The increase is primarily due to an increase in the acquisitions of property and equipment.  Management expects capital expenditures to remain at this level for the balance of 2002.  Cash proceeds received from the sale of assets may change significantly in the following six months due to the possible sale of one of the Company’s buildings (see Subsequent Events below).

          Cash flows used in financing activities decreased to $1,027,000 from $1,125,000 during the six months ended June 30, 2002, as compared to the same period in 2001, primarily due to proceeds received from exercise of stock options and the issuance of stock.  Conversely, the overall decrease in financing cash flow was offset by an increase in the net re-payments to our bank revolving line of credit during the current period in 2002, as compared to the same period in 2001.  Cash flows used in financing activities may change significantly in the following six months due to the possible principal payments on the Company’s revolving line of credit (see Subsequent Events below). Also, cash flows provided by financing activities may change significantly in the following six months due to the possible issuance of debt or equity securities to fund these principal payments  (see Subsequent Events below).

        Inventory is included in current assets, however, it may take over one year for the inventory to turn and therefore may not be saleable within a one year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

          Effective May 31, 2002, the Company signed an amendment to Business Loan Agreement and Master Revolving Note which allows the Company to renew its $15 million revolving line of credit to a new maturity date of May 18, 2004.  The amended agreement governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios.  As of June 30, 2002, the Company was not in compliance with the required covenants, but has obtained a waiver from the lender.  Borrowings under the renewed revolving line of credit bears interest at the bank’s prime rate (4.75% at June 30, 2002) or at the option of the Company, at LIBOR (weighted average of  2.43%  at June 30, 2002) plus 2.35% (if the Company meets certain financial results, the interest may change to LIBOR plus 2.00%). Borrowing under the renewed credit facility will be limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets.

          We believe that funds generated from operations, our bank revolving lines of credit and issuance of debt or equity securities will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or  until principal payments are due under the new Loan Proposal (see Subsequent Events below).

          As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Subsequent Events

          On August 12, 2002, the Company signed a Loan Proposal with its lender to amend it's Business Loan Agreement and Master Revolving Note. The Loan Proposal changes the renewal date from May 18, 2004 to December 31, 2002, and decreases the $15 million revolving line of credit to $10 million by September 30, 2002; $9.5 million by October 30, 2002; and $9 million by November 30, 2002. The Loan Proposal governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios. Borrowings under the Loan Proposal bear interest at the bank’s prime rate plus .75% (4.75% at June 30, 2002) or at the option of the Company, at LIBOR (weighted average of 2.43% at June 30, 2002) plus 3.25%. Borrowings under the Loan Proposal are limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets. Also, borrowings under the Loan Proposal require the Company to make principal payments in the amounts of $2.3 million and $1 million by September 30, 2002 and December 31, 2002, respectively. The Company is required to meet these principal payments by selling one of its buildings, which is currently leased to an unrelated tenant and not occupied by the Company (the “Building”) and issuing debt or equity securities. The Company has received an offer from an unrelated buyer to purchase the Building, yet, there has been no agreement signed. Also, there has been no agreement signed to issue debt or equity securities.

Cautionary Statement Regarding Forward Looking Information

          Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties.  Such forward looking statements are usually denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions.  We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.  Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K.  In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 2001 under the heading “Cautionary Statements and Risk Factors.”

PART II. OTHER INFORMATION

Item 1. through Item 5.

Not applicable

Item	6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.21	Amendment to Business Loan Agreement and Master Revolving Note, dated May 31, 2002, between the Registrant and Comerica Bank – California

10.22	Loan Proposal, dated August 12, 2002, between the Registrant and Comerica Bank – California

99.00	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

None

SIGNATURES

                    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2002	By:	/s/ Stewart Wang

Stewart Wang
Chief Executive Officer and Director

Date: August 14, 2002	By:	/s/ Steven H. Dong

Steven H. Dong
Chief Financial Officer
(Principal Accounting Officer)