Form 10-Q
period 2002-09-30
TAITRON COMPONENTS INC
filed 2002-11-19
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on September 30, 2002
Class A Common Stock, $.001 par value	4,949,007
Class B Common Stock, $.001 par value	762,612

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$295	$182
Trade accounts receivable, net	2,130	2,024
Income tax receivable	210	781
Inventory, net	26,431	27,895
Prepaid expenses	201	248
Deferred income taxes	—	528
Other current assets	118	103

Total current assets	29,385	31,761
Property and equipment, net	6,520	6,768
Other assets	180	305

Total assets	$36,085	$38,834

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$8,330	$11,685
Current portion of long term debt	25	24
Trade accounts payable	1,656	1,171
Accrued liabilities and other	302	449

Total current liabilities	10,313	13,329
Long-term debt, less current portion	1,369	388

Total liabilities	11,682	13,717

Commitments and contingencies
Shareholders’ equity:	—	—
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	—	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,949,007 and 4,880,682 shares as of September 30, 2002 and December 31, 2001, respectively.	5	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612, shares as of September 30, 2002 and December 31, 2001.	1	1
Additional paid-in capital	10,870	10,802
Accumulated other comprehensive loss, net of tax	(43)	(53)
Retained earnings	13,570	14,362

Total shareholders’ equity	24,403	25,117

Total liabilities and shareholders’ equity	$36,085	$38,834

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$3,389	$3,726	$10,674	$13,402
Cost of goods sold	2,396	2,751	7,724	9,684

Gross profit	993	975	2,950	3,718
Selling, general and administrative expenses	955	1,263	3,319	4,280

Operating income (loss)	38	(288)	(369)	(562)
Interest expense, net	(112)	(188)	(343)	(634)
Other income, net	218	106	357	319

Income (loss) before income taxes	144	(370)	(355)	(877)
Income tax provision (benefit)	—	(63)	437	(132)

Net income (loss)	$144	$(307)	$(792)	$(745)

Net income (loss) per share
Basic	$.03	$(.05)	$(.14)	$(.13)

Diluted	$.02	$(.05)	$(.14)	$(.13)

Weighted average common shares outstanding
Basic	5,711,869	5,664,460	5,693,885	5,690,161

Diluted	6,324,527	5,664,460	5,693,885	5,690,161

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(792)	$(745)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	414	421
Provision for inventory reserves	340	290
Provision for sales returns and doubtful accounts	271	330
Provision for deferred income taxes	528	92
Changes in assets and liabilities:
Trade accounts receivable	(377)	1,731
Income tax receivable	571	(339)
Inventory	1,124	1,386
Prepaid expenses and other current assets	32	202
Other assets	125	(9)
Trade accounts payable	485	(1,188)
Accrued and other liabilities	(147)	(374)

Total adjustments	3,366	2,542

Net cash provided by operating activities	2,574	1,797

Cash flows from investing activities:
Acquisitions of property and equipment	(166)	(98)

Net cash used in investing activities	(166)	(98)

Cash flows from financing activities:
Net change on revolving line of credit	(3,354)	(1,500)
Borrowings on long-term debt	1,000	—
Payments on long-term debt and current portion	(19)	(17)
Repurchase of Class A Common Stock	(51)	(294)
Proceeds from exercise of stock options and issuance of stock	119	55

Net cash used in financing activities	(2,305)	(1,756)

Impact of exchange rate changes on cash	10	(8)

Net increase (decrease) in cash and cash equivalents	113	(65)
Cash and cash equivalents, beginning of period	182	190

Cash and cash equivalents, end of period	$295	$125

Supplemental disclosure of cash flow information:
Cash paid for interest	$341	$682

Cash paid (refunded) for income taxes	$(607)	$309

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements
September 30, 2002 and 2001
(All amounts are unaudited, except for the balance sheet as of December 31, 2001)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated (“the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

(2)	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended September 30, 2002 and 2001 aggregated to $52,000 and $89,000, respectively, and for the nine months ended September 30, 2002 and 2001 aggregated to $203,000 and $280,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns and doubtful accounts at September 30, 2002 and December 31, 2001 aggregated $107,000 and $110,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,669,000 and $1,309,000 at September 30, 2002 and December 31, 2001, respectively.

Deferred Taxes

The Company reviews the nature of each component of its deferred income taxes for reasonableness. Due to accumulated year-to-date losses, the Company has fully reserved against its deferred income tax assets and recorded a charge of $492,000 during the second quarter ending June 30, 2002.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares of approximately 757,000 for the three month period ended September 30, 2001, and approximately 646,000 and 772,000 shares for the nine months ended September 30, 2002 and 2001, respectively, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

Reclassification

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with the 2002 presentation. Primarily, the amounts recorded for non-cash inventory allowance provisions were previously classified as Other Expenses in 2001 and currently classified as Cost of Goods Sold.

Notes to Condensed Consolidated Financial Statements
September 30, 2002 and 2001
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

On August 12, 2002, the Company signed a Loan Proposal with its lender to amend its Business Loan Agreement and Master Revolving Note. The Loan Proposal curtails the renewal date from May 18, 2004 to December 31, 2002, and decreases the maximum borrowings under the line of credit from $15 million to $10 million by September 30, 2002; $9.5 million by October 30, 2002; and $9 million by November 30, 2002. The Loan Proposal governing the renewed credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios.

Borrowings under the Loan Proposal bear interest at the bank’s prime rate (4.75% at September 30, 2002) plus .75% or at the option of the Company, at LIBOR (weighted average of 2.48% at September 30, 2002) plus 3.25%. Borrowings under the Loan Proposal are limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets. Also, borrowings under the Loan Proposal require the Company to make principal payments in the amount of $1 million by September 30, 2002 (see Long-Term Debt Footnote 4) and December 31, 2002, respectively. The Company is required to meet these principal payments by selling one of its buildings, which is currently unoccupied, refinancing one of our buildings and issuing debt or equity securities. To the extent the Company is not able to sell assets, refinance assets, or issue debt or equity securities, the Company may need to liquidate assets to repay the revolving line of credit.

As of September 30, 2002, the Company was not in compliance with the required covenant of the Loan Proposal that requires the Company to complete an independent inventory evaluation by an appraiser acceptable to the lender. The Company has not obtained a waiver of such covenant violation from the lender and therefore the bank may call the loan due at anytime.

(4)	Long-Term Debt

	September 30, 2002	December 31, 2001
First trust deed loan payable in monthly installments of $4,349, bearing interest at the rate of 6.359% per annum, due December 1, 2013.	$394,000	$412,000
Less current portion	(25,000)	(24,000)

First trust deed loan payable	369,000	388,000
Subordinated promissory note, interest only payments due quarterly at the rate of 4.75% per annum, entire balance due September 30, 2005.	1,000,000	—

Long-term debt, less current portion	$1,369,000	$388,000

On September 30, 2002, the Company issued a new subordinated promissory note in the amount of $1,000,000 to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. The new borrowing was obtained to satisfy a Loan Proposal covenant under the Company’s revolving line of credit facility (see Revolving Line of Credit Footnote 3).

Notes to Condensed Consolidated Financial Statements
September 30, 2002 and 2001
(All amounts are unaudited, except for the balance sheet as of December 31, 2001)

The note payable requires interest only payments due quarterly beginning December 31, 2002 and bears interest at the rate of 4.75% per annum. The note payable matures September 30, 2005. In conjunction with the issuance of this note, the Company granted an option to purchase 100,000 shares of the Company’s Class A Common Stock (“Option”). The exercise price of the Option will be the 30 day average closing price of the Stock prior to September 30, 2002 ($1.36 per share) and expires on September 30, 2005. The Option has not been registered under the Securities Act of 1933 (“Act”) in the belief that the Option is exempt from registration under Regulation S of the Act. The Company accounts for these Options using the Black-Scholes fair value based method. Under this method, the Company recorded a $29,000 expense during the quarter ended September 30, 2002.

(5)	Profit Sharing Plan

During the quarter ended June 30, 2002, the Company’s Board of Directors approved a special non-recurring profit sharing plan for fiscal year ending December 31, 2002 (the “2002 Plan”). If the Company has net income for the year ending December 31, 2002, then the 2002 Plan will provide profit sharing to all employees of the Company as follows: one-half of the net income for the year ended December 31, 2002 would be placed in a pool and divided into three categories of i) one-third of the pool paid evenly between all sales employees; ii) one-third of the pool paid evenly between all non-sales employees; and; iii) one-third of the pool paid between employees at the discretion of executive management to allow for potential inequalities deemed by executive management. Based upon the Company’s year-to-date accumulated net loss through September 30, 2002, no accrual has been recorded.

(6)	Other Transactions

During the quarter ending September 30, 2002, the Company received $200,000 from an unrelated tenant at one of our buildings, to immediately terminate a three year lease, originally scheduled to expire on April 30, 2004. The rental income was approximately $15,000 per month related to the lease, prior to the termination date.

(7)	Subsequent Events

During October 2002 the Company agreed to a loan proposal to refinance it’s headquarter building located in Valencia, California, with an unrelated lender. The proposed refinance amount is approximately $2,600,000 bearing interest at 6.875% for the first 3 years and bearing interest at the 5-year US Treasury Note rate plus 3.375% for the remaining 4 years. As of the date of this report, the loan proposal is still in process and the Company has not received a loan commitment letter from the proposed lender. Management intends to paydown the Company’s revolving line of credit with the proceeds from this proposed refinancing.

As of the date of this report, the Company has continued to list for sale or lease one of its buildings that is currently unoccupied.

Effective October 31, 2002, the Company’s CFO has resigned, but will remain in a consultant role to ensure a smooth transition for six months through April 30, 2003. The Company’s CEO will assume the role of CFO and Corporate Secretary.

On November 7, 2002, NASDAQ informed us that our Class A common stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”). Therefore, we have been provided 90 calendar days or until February 5, 2003, to regain compliance. If, at anytime before February 5, 2003, the MVPHS of our Class A common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, NASDAQ expects to provide written notification that we comply with the Rule. If compliance with this Rule cannot be demonstrated by February 5, 2003, NASDAQ expects to provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ’s determination.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s most recent annual report on Form 10-K. Also, several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 2001 under the heading “Cautionary Statements and Risk Factors.”

OVERVIEW

Taitron Components Incorporated (“Taitron” or the “Company”) is a national distributor of electronic components manufactured by others. The Company distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, original equipment manufacturers (OEMs) and to contract electronic manufacturers (CEMs) who incorporate these devices in their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete and passive components. The Company distributes over 13,000 different products manufactured by more than 50 different suppliers.
Discrete semiconductors are basic electronic building blocks. One or more different types of discrete semiconductors generally are found in the electronic or power supply circuitry of such diverse products as automobiles, televisions, radios, telephones, computers, medical equipment, airplanes, industrial robotics and household appliances. The term “discrete” is used to differentiate those single function semiconductor products which are packaged alone, such as transistors or diodes, from those which are “integrated” into microchips and other integrated circuit devices.
The demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. From 1999 throughout 2000, demand had increased as a result of industry wide shortages. The industry wide shortage began to diminish towards the end of 2000 and demand through today has drastically declined. This declining demand has primarily resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically.
The Company’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances and changing the product mix. As such, inventory levels decreased throughout the year from $27,895,000 as of December 31, 2001 to $26,431,000 as of September 30, 2002, including a non-cash provision of approximately $340,000 during the current nine month period ending September 30, 2002 to increase the Company’s inventory reserves. The Company has been strategically increasing its marketing efforts for its opto and passive components as part of the total product mix. As such, the Company has recently made strategically significant purchases with its key suppliers to ensure the continuity of its existing franchise lines. Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2002, not withstanding the key strategic purchases as previously mentioned.
In accordance with Generally Accepted Accounting Principles, management has classified inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.
Our gross profit margins in general have been stable or slightly increased mainly because our purchasing price decrease more than offset the selling price erosion in the down market. Our gross profit margins are subject to a number of factors, including product demand, a strong US dollar, manufacturer’s price protection programs, our ability to purchase inventory at favorable prices and our sales product mix. All of which could adversely impact margins. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, its possible that further declines in our carrying values of inventory could result.

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

Critical Accounting Policies and Estimates

Use Of Estimates – Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition – Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the three and nine months ended September 30, 2002 were $52,000 and $203,000, respectively, and $89,000 and $280,000 for the same periods in 2001, respectively. The allowance for sales returns and doubtful accounts at September 30, 2002 and December 31, 2001 were $107,000 and $110,000, respectively. The Company reviews the actual sales returns and bad debts for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. The Company had inventory balances in the amounts of $26,431,000 and $27,895,000 at September 30, 2002 and December 31, 2001, respectively, which are presented net of valuation allowances of $1,669,000 and $1,309,000 at September 30, 2002 and December 31, 2001, respectively. The Company evaluates inventories to identify excess, high cost, slow-moving, or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, the Company relies upon its contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, and/or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – The Company reviews the nature of each component of its deferred income taxes for reasonableness. Due to accumulated year-to-date losses, the Company has fully reserved against its deferred income tax assets and recorded a charge of $492,000 during the second quarter of 2002.

Results of Operations

The following table sets forth, for the periods indicated, certain operating amounts and ratios as a percentage of net sales.

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	( Dollars in thousands)		( Dollars in thousands)
Net sales	$3,389	$3,726	$10,674	$13,402
Cost of goods sold	2,396	2,751	7,724	9,684
Gross profit	993	975	2,950	3,718
% of net sales	29.3%	26.2%	27.6%	27.7%
Selling, general and administrative expenses	955	1,263	3,319	4,280
% of net sales	28.2%	33.9%	31.1%	31.9%
Operating earnings (loss)	38	(288)	(369)	(562)
% of net sales	1.1%	(7.7)%	(3.5)%	(4.2)%
Interest expense, net	(112)	(188)	(343)	(634)
% of net sales	3.3%	5.1%	3.2%	4.7%
Net earnings (loss)	$144	$(307)	$(792)	$(745)
% of net sales	4.3%	(8.2)%	(7.4)%	(5.6)%

Three month Period Ended September 30, 2002 Compared To The Three month Period Ended September 30, 2001.

Net sales for the three months ended September 30, 2002 were $3,389,000, compared with net sales for the three months ended September 30, 2001 of $3,726,000, a decrease of $337,000 or 9%. The decrease is primarily due to an industry-wide decrease in demand for discrete semiconductors. Discrete component sales decreased by $424,000 during the quarter ended September 30, 2002 from $2,565,000 to $2,141,000 and export sales increased $15,000 to $456,000 from $441,000, comparing the same periods. The average per unit selling price decreased to 1.8 cents for the current period from 2.2 cents during the same period last year.

Cost of goods sold for the quarter ended September 30, 2002 decreased to $2,396,000 from $2,751,000 for the same period last year, a decrease of $355,000 or 12.9%. Consistent with the decrease in net sales, cost of goods sold decreased, however at a higher rate, resulting in gross profit increasing as a percentage of net sales to 29.3% for the quarter ended September 30, 2002 from 26.2% for the same period last year. Gross profit increased by $18,000 to $993,000 for the quarter ended September 30, 2002 from $975,000 for the same period in 2001. Included with cost of sales are provisions for inventory reserves of $75,000 and $130,000 during the quarters ended September 30, 2002 and 2001, respectively.

Selling, general and administrative (“SG&A”) expenses decreased by $308,000 or 24.4% for the quarter ended September 30, 2002 compared to the same period of 2001. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $213,000, with no other individual item significantly impacting the change, during the quarter ended September 30, 2002. The corresponding employee base declined by 10 employees, which represents a 20% reduction in overall workforce. As a percentage of net sales, SG&A expense decreased to 28.2% for the three months ended September 30, 2002 from 33.9% for the three months ended September 30, 2001.

Operating earnings were $38,000 for the quarter ended September 30, 2002 as compared to an operating loss of $288,000 for the same period ended September 30, 2001. The increase in operating earnings results from the increase in gross profit margin and from the decrease in SG&A expenses, as discussed above.

Interest expense, net of interest income, for the quarter ended September 30, 2002 decreased by $76,000 compared to the same period last year. The decrease is primarily due to lower effective borrowing rates incurred during the current quarter at 4.4%, when compared to 5.6% for the same period last year.

No income tax provision nor benefit was recorded during the quarter ended September 30, 2002, as compared to an income tax benefit of $63,000 for the same period last year. Due to the continued net losses year-to-date, the Company has fully reserved its deferred tax asset by taking a charge of $492,000 during the quarter ended June 30, 2002.

Net earnings were $144,000 for the quarter ended September 30, 2002 as compared to a net loss of $307,000 for the same period last year. This increase resulted primarily from a decrease in SG&A expense and a lease termination fee in the amount of $200,000 recorded as other non-operating income received during the quarter ending September 30, 2002 from an unrelated tenant at one of our buildings, to immediately terminate a three year lease, originally scheduled to expire on April 30, 2004. The termination fee is non-recurring income and without the termination fee, the Company would have recorded a net loss for the three months ended September 30, 2002.

Nine month Period Ended September 30, 2002 Compared To The Nine month Period Ended September 30, 2001.

Net sales for the nine months ended September 30, 2002 were $10,674,000 compared with net sales for the nine months ended September 30, 2001 of $13,402,000, a decrease of $2,728,000 or 20.4%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors. Discrete component sales decreased by $2,480,000 during the nine months ended September 30, 2002 and export sales decreased to $1,277,000 from $1,493,000, comparing the same periods primarily due to a stronger US dollars and over-supply internationally. The average per unit selling price decreased to 2.0 cents for the current nine month period from 2.2 cents during the same period last year.

Cost of goods sold decreased by $1,960,000 to $7,724,000 for the nine months ended September 30, 2002, a decrease of 20.2% from the same period in 2001. Consistent with the decrease in net sales, cost of goods sold decreased, however at a lower rate, resulting in gross profit decreasing as a percentage of net sales to 27.6% for the first nine months of this year from 27.7% for the same period last year. Gross profit decreased by $768,000 to $2,950,000 for the nine months ended September 30, 2002 from $3,718,000 for the same period in 2001. Also contributing to the decrease in gross profit was a provision for inventory reserves of $340,000 and $290,000 during the nine months ended September 30, 2002 and 2001, respectively.

SG&A expenses decreased by $961,000 or 22.5% from $4,280,000 to $3,319,000 for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $678,000, with no other individual item significantly impacting the change, during the nine months ended September 30, 2002. The corresponding employee base declined, which represents a 20% reduction in overall workforce. In addition, commissions paid to independent sales representatives decreased by approximately $74,000 resulting from lower net sales. SG&A expenses, as a percentage of net sales, decreased to 31.1% for the nine months ended September 30, 2002 from 31.9% for the same period in 2001, due from the overall decrease in net sales.

The operating loss was $369,000 for the nine months ended September 30, 2002 as compared to $562,000 for the same period ended September 30, 2001. The operating loss decreased primarily due to the decrease in SG&A expenses, as discussed above.

Interest expense, net of interest income for the nine months ended September 30, 2002, decreased by $291,000 compared to the nine months ended September 30, 2001. The decrease is due to lower average borrowing levels and lower effective borrowing interest rates incurred during the nine month period ending September 30, 2002 of 4.1%, compared to 6.2% for the same period last year.

The income tax provision was $437,000 in the current nine month period ended September 30, 2002, as compared to income tax benefit of $132,000 for the same period in 2001. Due to the continued net losses year-to-date, the Company has fully reserved its deferred tax asset by taking a charge of $492,000 during the quarter ended June 30, 2002.

Net loss was $792,000 for the nine months ended September 30, 2002 compared to $745,000 for the same period in 2001, an increase of $47,000 resulting from the reasons discussed above. Also offsetting the increase was a lease termination fee, in the amount of $200,000 recorded as other non-operating income which was received during the quarter ending September 30, 2002 from an unrelated tenant at one of our buildings, resulting from the immediate termination of a three year lease, originally scheduled to expire on April 30, 2004. The termination fee is non-recurring income and without the termination fee, the Company would have recorded a larger net loss for the nine months ended September 30, 2002.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2002 and 2001 are as follows:

	Nine months ended September 30,
	2002	2001
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
Operating activities	$2,574	$1,797
Investing activities	(166)	(98)
Financing activities	(2,305)	(1,756)

Cash flows provided by operating activities increased to $2,574,000 during the nine months ended September 30, 2002, as compared to $1,797,000 during the nine months ended September 30, 2001. The change is primarily due to an increase in accounts payable of $485,000 during the first nine months of 2002, as compared to a decrease of $1,188,000 during the same period last year. Additionally, the overall increase in operating cash flow was affected by a decrease in accounts receivable of $377,000 during the first nine months of 2002, as compared to an increase of $1,731,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

Cash flows used in investing activities was $166,000 during the nine months ended September 30, 2002 compared to $98,000 during the nine months ended September 30, 2001. The increase is primarily due to an increase in the acquisitions of property and equipment. Management expects capital expenditures to remain at this level for the balance of 2002. Cash proceeds received from the sale of assets may change significantly during 2003 due to the possible sale of one of the Company’s buildings (see Subsequent Events below).

Cash flows used in financing activities increased to $2,305,000 from $1,756,000 during the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to an increase in the net re-payments on our bank revolving line of credit during the current period in 2002, as compared to the same period in 2001. Conversely, the overall decrease in financing cash flow was partially offset by an increase in new subordinated borrowings of $1,000,000 from K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. The new borrowing was obtained to satisfy a Loan Proposal covenant under the Company’s revolving line of credit facility. Cash flows from financing activities may change significantly in the following three months due to the possible principal payments on the Company’s revolving line of credit and the possible re-financing of company assets and issuance of new debt or equity securities to fund these principal payments. The Company was not in compliance with a Loan Proposal covenant at September 30, 2002 and anticipates submitting a repayment plan that may be acceptable to the bank.

Inventory is included in current assets, however, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

In conjunction with any funds received as a result of sales of assets, refinancing of assets, issuance of debt or equity securities related to our Loan Proposal (see Footnote 3) we believe that funds generated from operations and new sources of asset-based lending on inventory and accounts receivables, is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until principal payments are due under the bank’s credit facility. To the extent the Company is not able to secure other new sources of asset-based lending on inventory and accounts receivables, issue debt or equity securities, the Company may need to liquidate assets to generate the necessary working capital. The Company is in violation of a loan covenant (see Footnote 3) and therefore the bank may call the loan due at anytime.

As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Subsequent Events

During October 2002 the Company agreed to a loan proposal to refinance it’s headquarter building located in Valencia, California, with an unrelated lender. The proposed refinance amount is approximately $3 million dollars bearing interest at 6.875% for a term of 3 years and bearing interest at the 5-year US Treasury Note rate, plus 3.375% for the remaining 4 years. As of the date of this report, the loan proposal is still in process and the Company has not received a loan commitment letter from the proposed lender. The proceeds from this proposed refinancing is planned to paydown the Company’s revolving line of credit.

As of the date of this report, the Company has continued to list for sale or lease one of its buildings that is currently unoccupied.

Effective October 31, 2002, the Company’s CFO has resigned, but will remain in a consultant role to ensure a smooth transition for six months through April 30, 2003. The Company’s CEO will assume the role of CFO and Corporate Secretary.

On November 7, 2002, NASDAQ informed us that our Class A common stock has not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”). Therefore, we have been provided 90 calendar days or until February 5, 2003, to regain compliance. If, at anytime before February 5, 2003, the MVPHS of our Class A common stock is $5,000,000 or greater for a minimum of 10 consecutive trading days, NASDAQ expects to provide written notification that we comply with the Rule. If compliance with this Rule cannot be demonstrated by February 5, 2003, NASDAQ expects to provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ’s determination.

PART II. OTHER INFORMATION

Item 1. Not Applicable

Item 2. Changes In Securities And Use Of Proceeds

In conjunction with the issuance of a promissory note, the Company granted an option to purchase 100,000 shares of the Company’s Class A Common Stock (“Option”). The exercise price of the Option will be the 30 day average closing price of the Stock prior to September 30, 2002 ($1.36 per share) and expires on September 30, 2005. The Option has not been registered under the Securities Act of 1933 (“Act”) in the belief that the Option is exempt from registration under Regulation S of the Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

While the Company had no holdings of derivative financial or commodity instruments at September 30, 2002, the Company is exposed to financial market risks, including changes in interest rates. The Company’s credit facility bears interest based on variable interest rates tied to prime rate or the London Interbank Offered Rate. As a result, the Company is subject to market risk for changes in interest rates and could be subjected to increased or decreased interest payments if market rates fluctuate. If market interest rates increase, the impact may have a material adverse effect on the Company’s financial results.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer has concluded, based on his evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.23	Subordinate Promissory Note, Dated September 30, 2002.

99.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K: None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date:	November 19, 2002	By:	/s/ Stewart Wang
Stewart Wang Chief Executive Officer, Director, Chief Financial Officer and Principal Accounting Officer.