Form 10-K
period 2002-12-31
TAITRON COMPONENTS INC
filed 2003-04-14
CIK 942126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED

(Name of Registrant as specified in its charter)

California	95-4249240
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

28040 West Harrison Parkway

Valencia, California 91355-4162

(Address of Principal Executive Offices)

(661) 257-6060

Registrant’s telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Class A common stock, par value $.001 per share

(Title of each class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was $5.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on February 28, 2003
Class A common stock, $.001 par value	4,909,071
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement relating to Registrant’s Annual Meeting of Shareholders, scheduled to be held on May 16, 2003, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

For a discussion of certain material factors which may affect Taitron, see “BUSINESS—Cautionary Statements and Risk Factors” commencing on page 9 of this report.

General

Taitron Components Incorporated (“Taitron” or the “Company”) is a national distributor of electronic components, primarily focused on discrete semiconductors, optoelectronic devices and passive components. Taitron’s “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of its customers. At December 31, 2002, Taitron’s inventory consisted of over 1.5 billion components. Taitron currently distributes over 13,000 different products manufactured by more than 50 different suppliers. Taitron’s per unit sales price of components sold during the year ended December 31, 2002 averaged approximately 1.9 cents.

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

The United States electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors), and electromechanical, interconnect and computer products. Taitron focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. During four of the last five years, Electronic Buyers News ranked Taitron among the top 50 distributors and among the top 20 for distribution of discrete semiconductors based upon sales in North America. Of this magazine’s top 50 electronics distributors listed for 2001, Taitron believes that it’s the only distributor concentrating efforts principally on the discrete semiconductor market.

Taitron has continued to be impacted by the severe decline in demand from the U.S. market, which began in late 2000. As a result, Taitron has continued to experience declining sales since early 2001. In response to this declining demand,Taitron expects to increase its sales to existing customers through further expansion of the number of different types of discrete components and other non-integrated circuit components in its inventory and by attracting additional CEMs, OEMs and electronics distributor customers. In addition to traditional component fulfillment, Taitron also plans to reposition its market role into value added engineering services for the existing OEM and CEM customers through partnership agreements with offshore solution providers, such as Princeton Technology Corporation and Orchard Electronics Corporation Ltd., both Taiwanese based companies.

Discrete Semiconductors

Semiconductors can be broadly divided into two categories—discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits, such as microprocessors and other “chips,” which can contain from a few to as many as several million transistors and other elements in a single package, and usually are designed to perform complex tasks.

While integrated circuits, such as microprocessor chips, have garnered more public exposure during the past several years, discrete semiconductors, the ancestral root of integrated circuits, have been a core element of electric equipment for more than 35 years. Discrete semiconductors are found in most consumer, industrial and military electrical and electronic applications.

Discrete semiconductors represent only a small subset of the different types of semiconductors currently available. Discrete semiconductors are generally more mature products with a more predictable demand, more stable pricing and more constant sourcing than other products in the semiconductor industry, and are thus less susceptible to technological obsolescence than integrated circuits. Taitron believes that the market for discrete semiconductors is growing, although at a slower pace than the market for semiconductors in general. This could in part be due to the fact that OEMs are designing products which utilize integrated circuits in place of discrete semiconductors.

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, Taitron offers optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. Taitron markets these optoelectronic devices and passive components through the same channels, as the discrete semiconductors. Sales of optoelectronic devices and passive components were 36%, 29% and 27% of Taitron’s total sales for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, Taitron purchased inventory of $3,380,000 and $665,000 of passive and optoelectronic components, respectively, to facilitate planned increases in sales of these components in the future. This is a forward looking statement and Taitron cannot guarantee that sales of passive and optoelectronic components will increase in the future.

Electronic Distribution Channels

Electronic component manufacturers (“suppliers”) sell components directly to contract electronic manufacturers (CEMs) and to original equipment manufacturers (OEMs), as well as to distributors. The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach medium and smaller sized CEMs and OEMs, as well as smaller distributors. Many suppliers consider electronic distributors to be an integral part of their businesses. As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in finished goods inventories and accounts receivable. By having geographically dispersed selling and delivery capabilities, distributors are often able to serve smaller and medium sized companies more effectively and economically than can the supplier.

Electronic distributors are also important to CEMs and OEMs. CEMs and OEMs frequently place orders which are of insufficient size to be placed directly with the suppliers or require delivery schedules not available from suppliers. Distributors offer product availability, selection and more rapid and flexible delivery schedules keyed to meet the requirements of their CEMs and OEM customers. They also often rely upon electronic distributors to provide timely, knowledgeable access to electronic components.

There is also pressure on the suppliers, CEMs and OEMs to maintain small inventories. Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as such goods are manufactured. CEMs and OEMs typically demand “just in time” delivery—receipt of their requirements immediately prior to the time when the components are to be used. Distributors fill this niche.

Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category they distribute. Of the top 50 electronics distributors reported by Electronic Buyers News for 2001, Taitron believes that only Taitron and three other companies focus a significant portion of their distribution efforts on discrete semiconductors. However, Taitron believes that the three other companies concentrate their selling efforts on other semiconductor components, such as integrated circuits, microprocessors and memory components. Taitron believes that it is the only distributor which concentrates its efforts primarily on the discrete semiconductor market.

Strategy

Since Taitron was founded in 1989, its goal has been to become one of the leading distributors of discrete semiconductors in North America. Taitron initially gained market share by concentrating on selling discrete semiconductors at competitive prices. Since 1997, Taitron has marketed itself as a “discrete components superstore”, with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of products. In creating the “superstore” strategy, Taitron has attempted to develop a more efficient link between suppliers and the small to medium sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Taitron’s strategy include:

Inventory. Taitron’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows Taitron to fill customer orders immediately from stock held in inventory. Taitron believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, Taitron’s entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. However, since demand remained weak throughout 2002, Taitron is focusing on lowering its inventory balances in 2003 and changing its product mix. With immediate availability of a wide selection of products and brands, Taitron believes that sales may grow if the market rebounds. See Part II Item 7—“MANAGEMENT’S DISCUSSION AND ANALYSIS—Liquidity and Capital Resources.”

Strategic Purchasing. When the opportunity presents itself, Taitron makes opportunistic purchases of a supplier’s uncommitted inventory in order to take advantage of favorable pricing. Taitron also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. When possible, Taitron attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers. See “BUSINESS—Cautionary Statements and Risk Factors—Need to Maintain Large Inventory; Price Fluctuations”.

Engineering Services. Taitron anticipates the development of an engineering service business to support our existing OEM and CEM customers by outsourcing their product design and assembly work offshore. Strategic allies such as Princeton Technology Corporation and Orchard Electronics Corporation Ltd., both Taiwanese based companies, will help develop and facilitate this outsourcing program.

Master Distributor. Taitron distributes electronic components to other distributors, including nationwide distributors when their inventory cannot fulfill immediate customer orders. Taitron, with its higher volume, lower cost inventory acts as a master distributor for certain of its component suppliers. Taitron estimates that approximately 32% of its sales are a direct result of being a master distributor.

Preferred Distributors. In 1998, Taitron developed a Preferred Distributor Agreement with certain of its distributor customers to promote a much stronger business relationship. Under this type of agreement, Taitron’s preferred distributors provide point of sales (“POS”) reports which identify the distributor’s customers and Taitron provides the preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, Taitron has entered into Preferred Distributor Agreements with over 60 distributors. Going forward, Taitron expects to be more selective in renewing some of the 60 preferred distributors to new agreements based on geographical regions and also to better focus support of new products and sales programs.

Support Smaller Distributors, CEMs and OEMs. Taitron focuses its marketing efforts on smaller contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there have been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for Taitron since suppliers do not usually direct sales efforts toward smaller or medium sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. Taitron believes that its strategic purchasing policies enable Taitron to provide medium and smaller CEMs and OEMs and distributors competitive prices while still maintaining adequate profit margins. Taitron, generally, does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. Taitron also offers its customers a limited range of value added services such as cutting and forming, quality monitoring and product source tracing. Taitron intends to grow through further expansion of the number of different types and brands of products in its inventory and by expanding its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See “BUSINESS—Sales and Marketing”.

Relationships with Suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. Since 2001, Taitron has been aggressively pursuing new distribution agreements that provide Taitron with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if either the supplier or distributor terminates the distribution agreement. Taitron also believes that it has been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and the risk for price fluctuations) in order to obtain better pricing. Taitron has operated an office in Taipei, Taiwan, since 1997. This office focuses on product procurement and strengthening relationships with suppliers in the Far East. See “BUSINESS—Cautionary Statements and Risk Factors—Need to Maintain Large Inventory; Price Fluctuations” and “BUSINESS—Suppliers.”

Low Cost “PSD” Brand. Since October 2001, Taitron introduced a low cost commodity semiconductor line from a few strategic suppliers. The expected higher demand and faster turn of the PSD brand should help reduce carrying costs and offer Taitron’s preferred distributors and selective customers the most competitive price in the current market. Sales of the PSD brand was approximately $100,000 and $14,000 in 2002 and 2001, respectively.

Reliable One Stop Shopping. Taitron offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase from. Taitron provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, Taitron can often fill a significant portion, or all, of a customer’s order from stock. Historically, Taitron has been able to fill most of its customers’ orders within 24 hours and in compliance with their requested delivery schedules. See Part II Item 7—“MANAGEMENT’S DISCUSSION AND ANALYSIS—Results of Operations”, “BUSINESS—Customers” and “BUSINESS—Sales and Marketing.”

Products

Taitron markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products. At December 31, 2002, Taitron’s inventory contained over 1.5 billion separate components and over 13,000 distinct products. In 2002, the average per unit sales price of the products sold by Taitron was approximately 1.9 cents.

In 2002, Taitron purchased products from over 50 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, KEC America Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation. See “BUSINESS—Cautionary Statements and Risk Factors—Suppliers”, “BUSINESS—Customers” and “BUSINESS—Suppliers”.

Discretes are categorized based on various factors, including capacity, construction, fabrication and function. The products sold by Taitron include:

Rectifiers. Rectifiers are generally utilized in power supply and other high power applications to convert alternating current to direct current. Taitron sells a wide variety of rectifiers, including silicon rectifiers, fast efficient rectifiers, schottky rectifiers, glass passivated rectifiers, fast efficient glass passivated rectifiers, silicon bridge rectifiers, fast recovery, glass passivated bridge rectifiers and controlled avalanche bridge rectifiers.

Diodes. Diodes are two-lead semiconductors that only allow electric current to flow in one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by Taitron include switching diodes, varistor diodes, germanium diodes and zener diodes.

Transistors. Transistors are used in, among other applications, the processing or amplification of electric current and electronic signals, including data, television, sound and power. Taitron currently stocks many types of transistors, including small signal transistors, power transistors and power MOSFETS.

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

The products distributed by Taitron are mature products that are used in a wide range of commercial and industrial products and industries. Taitron believes that a majority of the products it distributes are used in applications where integrated circuits are not viable alternatives. As a result, Taitron has not experienced any material amount of product obsolescence, and does not expect to experience any material amount of product obsolescence in the foreseeable future. This is a forward looking statement and, as such, is subject to uncertainties. There can be no assurance that over time the functions for which discretes are used will not eventually be displaced by integrated circuits.

Taitron conducts limited quality monitoring of its products. Taitron purchases products from reliable manufacturers who provide warranties for their products that are common in the industry. Also, Taitron is certified according to the International Standardization Organization (“ISO”) and maintains its Certificate under the quality standard ISO 9001:2000.

Taitron’s distribution originates from a 55,000 square foot owned facility located in Valencia, California. Taitron utilizes a computerized inventory control/tracking system which enables Taitron to quickly access its inventory levels and trace product shipments. See Item 2—“PROPERTIES.”

Customers

Taitron markets its products to distributors, CEMs and OEMs. Taitron believes that its strategic purchasing policies allow Taitron to provide medium and smaller distributors, CEMs and OEMs competitive prices while still maintaining an adequate profit margin. As a rule, Taitron does not impose minimum order limitations on its customers, which enables smaller customers to avoid the cost of carrying large inventories. See “BUSINESS—Strategy.”

During 2002, Taitron distributed its products to over 1,100 customers. For the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 5.8%, 6.2% and 5.9% respectively, of Taitron’s net sales. Taitron does not believe that the loss of any one customer would have a material adverse effect on its business.

Historically, distributors have accounted for a much larger percentage of Taitron’s net sales than CEMs and OEMs. However, as Taitron has expanded its customer base, Taitron’s customer mix has become more balanced, and now CEMs and OEMs account for a larger percentage of Taitron’s net sales. In 2002, distributors represented approximately 32% and both CEMs and OEMs together represented approximately 53% of Taitron’s net sales. The remaining 15% sales represented other brokers, exporters, and overseas customers.

Taitron historically has not required its distributor customers to provide any point of sale reporting and therefore Taitron does not know the different industries which its products are sold by its distributor customers. However, based on its sales to CEMs and OEMs, Taitron believes that no one industry accounted for a majority of the applications of the products sold in 2002, 2001 or 2000.

Taitron offers its customers inventory support which includes carrying inventory for their specific needs and providing free samples of the products Taitron distributes. Taitron also offers its customers a limited range of value added services, such as wire or lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value added services have not been material to Taitron’s business or results of operations.

Taitron believes that exceptional customer service and customer relations are key elements of its success, and trains its sales force to provide prompt, efficient and courteous service to all customers. See “BUSINESS—Sales and Marketing.” Taitron has the ability to ship most orders the same day they are placed and, historically, most of its customers’ orders have been shipped within the requested delivery schedule.

As Taitron’s customers grow in size, Taitron may lose its larger customers to its suppliers and as the electronics distribution industry consolidates some of Taitron’s customers may be acquired by competitors. See “BUSINESS Cautionary Statements and Risk Factors—Competition.”

Sales and Marketing Channels

As of March 14, 2003, Taitron’s sales and marketing department consisted of 13 employees. During most of 2002, Taitron maintained a branch sales office in each of the following states: Arizona, Illinois, Florida, Massachusetts and Texas. However, towards the end of 2002, Taitron centralized its sales order processing and customer service department into its headquarters at Valencia, California and as of March 14, 2003 only maintains a branch office in the state of Illinois. However, Taitron still retains outside sales account managers in the states of Florida, Massachusetts and Georgia. Taitron’s inside sales and customer service departments are divided into regional sales territories throughout North America. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

Taitron also supplies products to national distributors who share franchised lines with Taitron. These national distributors usually have many office locations throughout the United States and are larger than Taitron. Taitron serves the national distributors by providing easy access to discrete products they choose not to inventory, as well as supporting their needs in shortage inventory situations. Sales to national distributors were $137,000 in 2002 and $392,000 in 2001.

Taitron also has sales channels into South America through its branch office in Sao Paulo, Brazil. South American sales were $245,000, $340,000 and $594,000 in 2002, 2001 and 2000, respectively.

Taitron also has sales channels into Asia through its branch office in Taipei, Taiwan. Sales to Asian customers were $626,000, $1.1 million and $1.5 million in 2002, 2001 and 2000, respectively.

Independent sales representatives have played an important role in developing Taitron’s client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and Taitron’s network of independent sales representatives are responsive to these needs. Independent sales representatives are primarily responsible for face-to-face meetings with Taitron’s customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographical territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. However, since 1998, sales representatives have not been compensated for sales made to non-preferred distributors. Taitron believes that this commission policy directs independent sales representatives’ attention to CEMs, OEMs and preferred distributors, thereby increasing Taitron’s market share with end users. Taitron and its independent sales representatives also jointly advertise and participate in trade shows. Taitron utilized 14 independent sales representatives during 2002 to develop new OEM customers and to provide a more direct link to existing OEM customers.

Taitron provides customers with catalogs that are specially designed to aid customers in quickly finding the types and brands of discrete semiconductors, passive and optoelectronic devices that they need.

To attract new customers, Taitron has advertised in national industry publications such as Electronic Buyer’s News, EEM Local Sources, Electronic Source Book, and, in Canada, Electronic Products and Technology. Taitron also participates in regional and national trade shows and jointly advertises with suppliers and independent sales representatives.

Suppliers

Taitron believes that it is important to develop and maintain good relationships with its suppliers. Historically, Taitron did not have long-term supply, distribution or franchise agreements with its suppliers, but instead cultivated strong working relationships with each of its suppliers. However, since 1997 Taitron has entered into franchise agreements with certain of its suppliers. Such franchise agreements have terms from one to two years with inventory and price protection programs. See “BUSINESS—Cautionary Statements and Risk Factors—Relationship with Suppliers”.

In order to facilitate good relationships with its suppliers, Taitron typically will carry a complete line of each supplier’s discrete products. Taitron also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows. Taitron generally orders components far in advance, helping suppliers plan production. Outstanding commitments to purchase inventory from suppliers as of March 15, 2003 was approximately $1.2 million. Also, Taitron has distribution agreements with certain suppliers whereby the terms of the agreement provides stock-rotation, price protection and stock buy back terms. See “BUSINESS—Cautionary Statements and Risk Factors—Need to Maintain Large Inventory; Price Fluctuations” and “BUSINESS—Strategy”.

Taitron purchases components from over 50 different suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. Taitron is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, Taitron’s relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more distribution relationships with a supplier might have a material adverse effect on Taitron and its results of operations. See “BUSINESS—Cautionary Statements and Risk Factors—Relationship with Suppliers”.

For the year ended December 31, 2002, the following suppliers: Samsung Electro-Mechanics Co., General Semiconductor Inc., Vishay Americas Inc. and Everlight Electronics Co, Ltd. accounted for approximately 60% of Taitron’s net purchases. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of Taitron’s suppliers would not have a material adverse effect on Taitron’s business and results of operations. See “BUSINESS—Cautionary Statements and Risk Factors—Relationship with Suppliers”.

Competition

Taitron operates in a highly competitive environment. Taitron faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of Taitron’s competitors are more established and have greater name recognition and financial and marketing resources than Taitron. Taitron believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services. Taitron believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To Taitron’s knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does Taitron. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of Taitron’s customers; however, as Taitron’s customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decreased selling prices. See “BUSINESS—Cautionary Statements and Risk Factors—Competition” and “BUSINESS—Electronic Distribution Channels”.

Management Information Systems

Taitron has made a significant investment in computer hardware, software and personnel. The MIS department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. Taitron believes that its MIS department is crucial to Taitron’s success and believes in continually upgrading its hardware and software. To that end, during 2002 Taitron continued to upgrade its Oracle applications system. Taitron believes that this system has the capabilities to serve Taitron for future anticipated needs including capabilities of networking with remote locations. Also, during 2002, Taitron continued to upgrade its web site, which allows customers internet access to its inventory. Taitron also developed a vendor management inventory software program which allows participating customers to access and manage their own inventory through the internet. The web site also provides users with other current information about Taitron.

Warehouse Management System

Since 1998, Taitron has invested over $160,000 in a warehouse management system. This wireless, fully bar-coded warehouse tracking system greatly enhances the processing speed, accuracy of product quantity and location control within the warehouse. It also reduces potential errors and accelerates the timeframe within delivering components to customers. During 2002, custom software was developed to link the warehouse management system with Taitron’s Oracle applications system and has continued to upgrade its warehouse management system.

Foreign Trade Regulation

A large portion of the products distributed by Taitron are manufactured in the Far East, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on Taitron’s business and results of operations.

Many of Taitron’s suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies have stabilized, the US dollar’s strength compared with Asian currencies may further reduce exports to Asia in the future. Sales to Asian customers were 4.5%, 6.6% and 4.4% of Taitron’s total sales in 2002, 2001 and 2000, respectively. Conversely, Taitron believes that the weaker Asian currencies may actually benefit Taitron in the short-term by providing opportunities for Taitron to purchase products at lower prices.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. Taitron cannot predict whether additional U.S. Customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on its business, financial condition or results of operations.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on Taitron’s business. Taitron’s ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While Taitron does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect Taitron in the future. Any significant disruption in the delivery of merchandise from Taitron’s suppliers, substantially all of whom are foreign, could have a material adverse impact on Taitron’s business and results of operations. See “BUSINESS—Cautionary Statements and Risk Factors—Foreign Trade Regulation.”

Employees

At March 14, 2003, Taitron had a total of 36 employees. None of Taitron’s employees are covered by a collective bargaining agreement and Taitron considers its relations with its employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

Taitron maintains a website with the address www.taitroncomponents.com. Taitron is not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-K. Taitron makes available free of charge through this website its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files that material with, or furnish such material to, the Securities and Exchange Commission.

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

Revolving Line of Credit. As of December 31, 2002 and continuing through the date of this Report, Taitron was in default with certain conditions and covenants of its revolving line of credit facility. These defaults have not been waived, cured or otherwise excused by the lender. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the lender may demand full and immediate payment of this amount at anytime (for further discussion, also see “MANAGEMENT’S DISCUSSION AND ANALYSIS—Revolving Line of Credit and Liquidity and Capital Resources”).

Dependence Upon Key Personnel. We are highly dependent upon the services of Stewart Wang, our Chief Executive Officer and President. Our success to date has been largely dependent upon the efforts and abilities of Mr. Wang and the loss of Mr. Wang’s services for any reason could have a material adverse effect upon us. In addition, our work force includes executives and employees with significant knowledge and experience in the electronics distribution industry. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost, there can be no assurance that we would be able to do so on terms favorable to us. In particular, the hiring of a suitable replacement for Mr. Wang could be very difficult. We have purchased and currently intend to maintain a key-man life insurance policy on Mr. Wang’s life with benefits of $2,000,000 payable to us in the event of Mr. Wang’s death. The benefits received under this policy might not be sufficient to compensate us for the loss of Mr. Wang’s services should a suitable replacement not be employed. Mr. Wang is currently taking over the Chief Financial Officer position until the next annual board meeting in May 2003. The board will consider hiring a Chief Financial Officer, if needed, under the current market conditions.

Relationship with Suppliers. Typically, we do not have written long-term supply or distribution agreements with any of our non-franchise suppliers and our written franchise supplier agreements have terms of one to two years. Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, there can be no assurance that we will be able to maintain these relationships. However, we believe that, even if we lose our direct relationship with a supplier, there exists alternative sources for our products. No assurance can be given that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations. Recent consolidation of General Semiconductor Inc., our primary supplier, with Vishay Americas Inc., resulted in a dominate market share within Taitron. Although Taitron’s inventory is fully protected in the current distribution agreement, any loss of Vishay as a supplier will have a significant impact on our franchised distributor business and our results of operations.

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

Competition. We face intense competition, both in our selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute discrete products. Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than us. Many competing distributors also carry product lines which we do not carry. Generally, large component manufacturers and large distributors do not focus their direct selling efforts on small to medium sized OEMs and distributors, which constitute the vast majority of our customers. However, as our customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decrease on profit margins. There can be no assurance that we will be able to continue to compete effectively with existing or potential competitors. Also, we have seen new competition from Asia in two major areas: (a) more Asian manufacturers competing directly with U.S. distributors and (b) more OEMs and CEMs moving production capacity to Asia for cost savings.

Need to Maintain Large Inventory; Price Fluctuations. To adequately service our customers, we believe that it is necessary to maintain a significant inventory supply of our product offerings. However, if prices of components held in our inventory supply decline or if new technology is developed that displaces products distributed by us and held in inventory, our business and results of operations could be materially adversely affected.

Availability of Components. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce order backlog or place their customers on “allocation,” reducing the number of units sold to each customer. While we believe that, due to the depth of our inventory, we have not been adversely affected by past shortages in certain discrete components, no assurance can be given that future shortages will not adversely impact us.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, there can be no assurance that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could also have a material adverse impact on our business and results of operations.

Control by Class B Common Stock Shareholder; Possible Depressive Affect on the Price of the Class A Common Stock. Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B common stock, which carries ten votes per share, and he thus controls approximately 62% of the voting power of our common stock. As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors. Also, at any time while we have at least 800 shareholders who beneficially own shares of our common stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of the Directors. The disproportionate vote afforded the Class B common stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A common stock, which might have a depressive affect on the price of the Class A common stock.

Product Returns. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory are generally not included under this policy. We will also, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products which were special ordered by a customer, or which are otherwise not generally included in our inventory. During the fiscal years ended December 31, 2002, 2001 and 2000, sales returns aggregated $225,000, $437,000 and $631,000, or 1.6%,

2.6% and 1.9% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

No Earthquake Insurance. Our former principal executive offices are located in Santa Clarita, California—an area which experienced significant damage in the 1994 Northridge, California earthquake. During 1994, we spent approximately $145,000 in repair costs and renovations to our facility resulting from that earthquake, none of which were covered by insurance. We believe that it is economically a better decision to self insure against any future earthquake losses than to pay the expensive earthquake insurance premiums. Our 55,000 square foot warehouse and headquarters which is also located in Valencia, is also self insured against future earthquake loss.

Subsequent Events—NASDAQ Listing. On January 21, 2003, Taitron received notice from NASDAQ that compliance with Marketplace Rule 4450(a)(2) (the “Rule”) has been obtained. The Rule requires that Taitron’s Class A common stock maintain a minimum market value of publicly held shares of $5,000,000 for continued inclusion by the Rule. Therefore, the matter as announced in Taitron’s Form 10-Q for the period ended September 30, 2002 and Form 8-K on January 21, 2003 is now closed and resolved. However, there can be no assurance that Taitron’s Class A common stock securities will be able to maintain compliance with the Rule, which could materially and adversely impact the value and marketability of these securities.

ITEM 2. PROPERTIES.

Taitron’s combined executive offices and warehouse facility, covering approximately 55,000 square feet, is located in Valencia, California. Taitron purchased the facility in 1999 for $3.3 million and moved in during the fourth quarter of 2000 after completing interior improvements. This property is subject to a mortgage held by a bank with an outstanding principal balance of approximately $2,625,000 as of December 31, 2002 and due on December 31, 2009. Taitron is obligated to make monthly payments of $20,312, which includes interest at 6.875% per annum.

Taitron still owns its previous office and warehouse facility, covering approximately 23,000 square feet, also located in Valencia, California. This property is also subject to a mortgage held by a bank with an outstanding principal balance of approximately $388,000 as of December 31, 2002 and due on December 1, 2013 (the “Mortgage”). Taitron is obligated to make monthly payments of $4,349, which includes interest at 6.359% per annum. During 2001, Taitron entered into an agreement to lease this facility for three years to an unrelated tenant. In September 2002, Taitron received a lease termination fee in the amount of $200,000 resulting from the immediate termination of the three year lease, originally scheduled to expire on April 30, 2004. Currently, the building is listed for sale and remains unoccupied.

During 1998, Taitron invested $519,000 in its Taiwan office, principally for acquisition of office and warehouse space that is owned by Taitron and not subject to any debt.

During most of 2002, Taitron maintained a branch sales office in each of the following states: Arizona, Illinois, Florida, Massachusetts, New York and Texas. Each office was approximately 1,000 to 2,800 square feet and accommodated up to three sales employees. Each of the leases were for a term of one to three years, all expired during 2002 and were not renewed. The Illinois sales office has rental expenses of $840 per month. However, towards the end of 2002, Taitron centralized its sales order processing and customer service department into its headquarters at Valencia, California and as of March 14, 2003 only maintains a branch office in the state of Illinois. However, Taitron still retains outside sales account managers in the states of Florida, Massachusetts and Georgia.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business Taitron may become involved in legal proceedings from time-to-time. As of February 28, 2003, Taitron was not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of Taitron during the fourth quarter of 2002.

PART II

ITEM	5. MARKET FOR REGISTRANT’S EQUITY AND RELATED STOCKHOLDER MATTERS

Since April 19, 1995, the Company’s Class A common stock has been traded on the Nasdaq National Market under the symbol “TAIT”. The following table sets forth the range of high and low sale prices per share for the Class A common stock as quoted on the Nasdaq National Market, for the periods indicated

	High	Low
Year Ended December 31, 2000
First Quarter	$5.50	$1.82
Second Quarter	4.25	2.25
Third Quarter	8.66	3.00
Fourth Quarter	3.82	1.88

Year Ended December 31, 2001
First Quarter	3.75	1.63
Second Quarter	2.74	1.69
Third Quarter	2.40	1.30
Fourth Quarter	2.14	1.10

Year Ended December 31, 2002
First Quarter	1.86	.80
Second Quarter	1.72	1.12
Third Quarter	1.55	1.15
Fourth Quarter	1.49	1.00

At February 28, 2003, there were approximately 100 holders of record of the Company’s common stock. The Company estimates that there are approximately 1,000 beneficial owners of its Class A common stock.

The Company’s Board of Directors is considering whether or not to pay dividends. At this time, the Company does not plan to pay cash dividends. The present policy of the Company is to retain earnings to finance the development of its operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS—Results of Operations; Liquidity and Capital Resources.”

In November 1996, the Board of Directors approved a program to repurchase up to 500,000 shares of its Class A common stock. In February 1998, September 1999 and September 2000 the Board of Directors again approved additional repurchases of up to $1,500,000, $500,000 and $1,000,000, respectively, of the Company’s Class A common stock. As of February 28, 2003, the Company had repurchased approximately 1.4 million shares of its Class A common stock in open market purchases for an approximate aggregate amount of $4 million.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents certain selected consolidated financial and operating data for the Company as of and for each of the years in the five year period ended December 31, 2002. The selected consolidated financial and operating data in the table should be read in conjunction with the Company’s Financial Statements and the notes thereto included elsewhere herein and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statements of Operations and Per Share Data:

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Net sales	$13,816	$16,736	$32,948	$29,326	$30,828
Cost of goods sold	9,922	12,534	22,763	20,930	22,302
Gross profit	3,894	4,202	10,185	8,396	8,526
Selling, general and administrative expenses	4,355	5,521	6,668	6,053	5,333
Operating (loss) earnings	(461)	(1,319)	3,517	2,343	3,193
Income tax provision (benefit)	117	(391)	1,025	759	1,023
Net (loss) earnings	$(680)	$(1,254)	$1,663	$1,029	$1,499
(Loss) earnings per share:
Basic	$(.12)	$(.22)	$.29	$.17	$.24
Diluted	$(.12)	$(.22)	$.28	$.17	$.24
Weighted average common shares outstanding:
Basic	5,698	5,680	5,800	6,006	6,278
Diluted	5,698	5,680	5,922	6,050	6,287

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$21,887	$18,432	$19,559	$22,396	$25,239
Total assets	34,114	38,834	44,400	41,081	44,583
Total debt	7,922	12,097	14,364	12,774	14,375
Stockholders’ equity	24,546	25,117	26,639	25,440	25,096

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 8 of this Report. Also, several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in this Report. In addition to the other information contained in this document, readers should carefully consider the information appearing in Item 1 of this Report under the heading “Cautionary Statements and Risk Factors.”

Overview

The Company distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporated them in their products.

In addition to an overall economic slowdown and excess product availability, we believe the demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999. From mid-1999 throughout most of 2000, demand increased as a result of industry wide shortages. However, the industry wide shortage began to diminish towards the end of 2000 and demand through today has drastically declined. In addition to the general economic slowdown, we believe the declining demand in the U.S. market has also resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically.

The Company’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remained weak throughout 2002, the Company focused on lowering its inventory balances and changing its product mix. As a result, inventory levels decreased throughout the year from $27,895,000 as of December 31, 2001 to $24,314,000 as of December 31, 2002, including a non-cash provision of approximately $415,000 during 2002 to increase the Company’s inventory reserves. The Company has been strategically increasing its marketing efforts for its opto and passive components as part of the total product mix. As such, the Company has recently made strategically significant purchases with its key suppliers to ensure the continuity of its existing franchise lines. Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2003, not withstanding the key strategic purchases previously mentioned.

In accordance with Generally Accepted Accounting Principles, management has classified inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it’s possible that further declines in our carrying values of inventory may result.

Since the beginning of 2001, our gross profit margins in general have been stable or slightly increased mainly because our purchasing price decreases have more than offset the selling price erosion in the down market. Our gross profit margins are subject to a number of factors, including product demand, a strong US dollar, manufacturer’s price protection programs, our ability to purchase inventory at favorable prices and our sales product mix.

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

Critical Accounting Policies and Estimates

Use Of Estimates—Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition—Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the year ended December 31, 2002 were $225,000 compared to $437,000 for 2001. The allowance for sales returns and doubtful accounts at December 31, 2002 and 2001 were $135,000 and $110,000, respectively. The Company reviews the actual sales returns and bad debts for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory—Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. The Company had inventory balances in the amounts of $24,314,000 and $27,895,000 at December 31, 2002 and 2001, respectively, which are presented net of valuation allowances of $1,083,000 and $1,309,000 at December 31, 2002 and 2001, respectively. The Company evaluates inventories to identify excess, high cost, slow-moving, or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, the Company relies upon its contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, and/or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes—The Company reviews the nature of each component of its deferred income taxes for reasonableness. Included in the 2002 income tax provision is a total of $332,000 in non-cash income tax charges related to increasing its reserve against its deferred tax assets. Although the Company recorded non-cash income tax charges of $522,000 in the second quarter 2002, the reserve was reduced by $220,000 during the fourth quarter 2002 primarily as a result of the anticipated gain on sale of the Company’s former office/warehouse facility that is currently unoccupied, listed for sale and being actively marketed by a real estate agency.

Revolving Line Of Credit

On August 12, 2002, the Company amended its credit facility with its bank. This amendment accelerated the renewal date from May 18, 2004 to December 31, 2002 and decreased the maximum borrowings under the credit facility from $15 million to $9 million by November 30, 2002. The credit facility contains security agreements covering essentially all assets of the Company and requires compliance with certain financial covenants. Also, borrowings under the credit facility were limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets.

At December 31, 2002 and through the date of this report, the Company was in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the bank may demand full and immediate payment of this amount at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering. This repayment plan requires the Company to make principal payments by (a) selling or refinancing its former office/warehouse facility, which is currently unoccupied, (b) financing its accounts receivables and (c) issuing debt or equity securities. To the extent the Company is not able to sell assets, refinance assets, or issue debt or equity securities, the Company may need to liquidate assets to repay the credit facility by June 30, 2003.

Results of Operations

The following table sets forth, for the periods indicated, certain operating amounts and ratios:

	Year Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Net sales	$13,816	$16,736	$32,948
Cost of goods sold	9,922	12,534	22,763
% of net sales	71.8%	74.9%	69.1%
Gross profit	3,894	4,202	10,185
% of net sales	28.2%	25.1%	30.9%
Selling, general and administrative expenses	4,355	5,521	6,668
% of net sales	31.5%	33.0%	20.2%
Operating (loss) earnings	(461)	(1,319)	3,517
% of net sales	(3.3)%	(7.9)%	10.7%
Income tax provision (benefit)	117	(391)	1,025
Effective tax rate as a % of (loss) earnings before income taxes	n/a	(23.8)%	38.1%
Net (loss) earnings	$(680)	$(1,254)	$1,663
% of net sales	(4.9)%	(7.5)%	5.1%

The Year Ended December 31, 2002 Compared to The Year Ended December 31, 2001

Net sales for the year ended December 31, 2002 were $13,816,000 compared with net sales for 2001 of $16,736,000, a decrease of $2,920,000 or 17.5%. This decrease was primarily due to an industry wide decrease in demand for discrete semiconductors and passive components resulting from an overall economic slowdown. However, the decrease in demand affected primarily only a decrease in discrete component sales of $2,953,000, when comparing $8,909,000 and $11,862,000 for the year 2002 and 2001, respectively. Discrete components sales comprised approximately 64% and 71% of net sales during the years ended December 31, 2002 and 2001, respectively.

Cost of goods sold decreased by $2,612,000 to $9,922,000 for the year ended December 31, 2002, a decrease of 20.8% from 2001. Cost of goods sold decreased primarily as a result of a decrease in the overall net sales, however at a faster rate resulting in gross profits increasing as a percentage of net sales to 28.2% for the current year from 25.1% for the same period last year. The increase in gross profit percentage during the year 2002, was primarily due to lower non-cash inventory write offs of approximately $415,000 (as discussed below—see “Supply and Demand Issues”), as compared to a $775,000 non-cash inventory write offs for the same period of 2001. Gross profits decreased by $308,000 to $3,894,000 for the current year from $4,202,000 for the same period in 2001. The decline in gross profit dollars were primarily due to the decline in the quantity of net sales, as well as general price decreases during the year ended December 31, 2002.

Selling, general and administrative expenses decreased by $1,166,000 or 21.1% for 2002 compared to 2001. The decrease is primarily attributable to reducing personnel-related expenses by approximately $820,000 and commissions paid to independent sales representatives, resulting from lower net sales, by approximately $91,000. SG&A expenses, as a percentage of net sales, decreased to 31.5% for the year ended December 31, 2002 compared to 33% for 2001.

Operating losses decreased by $858,000 or 65.1% between the years ended December 31, 2002, and 2001, from $1,319,000 to $461,000. Operating losses decreased principally as a result of lower selling, general and administrative expenses discussed above.

Interest expense for the year ended December 31, 2002 decreased by $307,000 compared to 2001. The decrease is due to lower borrowing levels and lower effective average borrowing interest rates incurred on our bank revolving line of credit as compared to the prior year.

Income tax provision was $117,000 for the year ended December 31, 2002, as compared to income tax benefit of $391,000 for 2001. The change is a direct result of the Company recording a total of $332,000 in non-cash income tax charges (including non-cash income tax charges of $522,000 during the second quarter 2002) related to reserving for a portion of its deferred tax assets during the year ended December 31, 2002.

The Company had net losses of $680,000 for the year ended December 31, 2002 as compared with net losses of $1,254,000 for 2001, a decrease of $574,000 or 45.8%. The decrease in net losses is primarily attributable to lower selling, general and administrative expenses, partially offset by the income tax provision discussed above. Net loss as a percentage of net sales decreased to (4.9%) from (7.5%).

The Year Ended December 31, 2001 Compared to The Year Ended December 31, 2000

Net sales for the year ended December 31, 2001 were $16,736,000 compared with net sales for 2000 of $32,948,000, a decrease of $16,212,000 or 49.2%. This decrease was primarily due to an industry wide decrease in demand for discrete semiconductors and passive components resulting from an overall economic slowdown. Approximately 71% and 73% of net sales were comprised of discrete components sales during the year ended December 31, 2001 and 2000, respectively. Passive and Optoelectronic components sales decreased by $4,135,000 or 46% when comparing $4,874,000 and $9,009,000 of passive and opto sales, for the year 2001 and 2000, respectively. Our export sales decreased by $3,241,000 or 59% when comparing $2,243,000 and $5,484,000 of export sales, for the year 2001 and 2000, respectively. However, the overall average per unit sales price of components increased to 2.1 cents for the current year from 1.8 cents during the same time last year. The increase was primarily the result of selling less passive components, which have a lower average per unit sales price.

Cost of goods sold decreased by $10,229,000 to $12,534,000 for the year ended December 31, 2001, a decrease of 44.9% from 2000. Cost of goods sold decreased with the decrease in net sales, resulting in gross profits decreasing as a percentage of net sales to 25.1% for the current year from 30.9% for the prior year. Gross profits decreased by $5,983,000 to $4,202,000 for the current year from $10,185,000 for 2000. The decline in gross profit percentage during the year ended December 31, 2001, was primarily due to a non-cash inventory write off of approximately $775,000, (as discussed below—see “Supply and Demand Issues”), as compared to a $100,000 non-cash inventory write off for 2000. The decline in gross profit dollars were primarily due to the decline in the quantity of net sales as well as general price decreases during the year ended December 31, 2001.

Selling, general and administrative expenses decreased by $1,147,000 or 17.2% for 2001 compared to 2000. The decrease is primarily attributable to reducing personnel-related expenses by approximately $845,000 and commissions paid to independent sales representatives, resulting from lower net sales, by approximately $415,000. SG&A expenses, as a percentage of net sales, increased to 33.0% for the year ended December 31, 2001 compared to 20.2% for 2000, primarily due to the decline in net sales.

Operating earnings decreased by $4,836,000 or 137.5% between the years ended December 31, 2001, and 2000, from earnings of $3,517,000 to a loss of $1,319,000. Operating earnings decreased principally as a result of lower net sales with lower gross margins discussed above.

Interest expense for the year ended December 31, 2001 decreased by $160,000 compared to 2000. The decrease is due to lower borrowing levels and lower effective average borrowing interest rates incurred on our bank revolving line of credit as compared to the same period last year.

Income tax benefit was $391,000 for the year ended December 31, 2001, representing an effective tax rate of (37.6%), as compared to income tax expense of $1,025,000 for 2000, an effective tax rate of 38.1%. The change is a direct result of the Company recording operating losses during the year ended December 31, 2001 as compared to operating earnings during the prior year.

The Company had net losses of $1,254,000 for the year ended December 31, 2001 as compared with net earnings of $1,663,000 for 2000, a decrease of $2,917,000 or 175.4%. The decrease in net earnings is primarily attributable to lower gross profit dollars discussed above. Net loss as a percentage of net sales decreased to (7.5%) from net earnings of 5.1%.

Liquidity and Capital Resources

The Company historically has satisfied its liquidity requirements principally through cash generated from operations, short-term commercial loans and the sale of equity securities. The Company’s cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31, (In thousands)
	2002	2001	2000
Operating activities	$4,273	$2,660	$109
Investing activities	(60)	(133)	(1,319)
Financing activities	(4,087)	(2,527)	1,195

Cash flows provided by operating activities increased to $4,273,000 during the year ended December 31, 2002, as compared to $2,660,000 during 2001. The increase is primarily attributable to a decrease in inventory of $3,166,000.

Cash flows used in investing activities was $60,000 during the year ended December 31, 2002, as compared to $133,000 during 2001.

Cash flows used in financing activities increased to $4,087,000 from $2,527,000 during the year ended December 31, 2002 as compared with 2001, primarily due to an increase in the net re-payments on our bank revolving line of credit facility during 2002. Conversely, the overall decrease in financing cash flow was partially offset by an increase in new subordinated borrowings of $1,000,000 from K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer and an increase in new bank financing of $2,600,000 collateralized by real estate. The new borrowing was obtained to satisfy a covenant under the Company’s revolving line of credit facility.

As of the date of this report, the Company is in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the bank may demand full and immediate payment of this amount at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering. Accordingly, cash flows from financing activities may change significantly in the following three months due to anticipated principal payments on the Company’s revolving line of credit facility and the possible re-financing of company assets and issuance of new debt or equity securities to fund these principal payments.

The Company believes that new sources of asset-based lending on real estate and/or accounts receivables and issuance of debt or equity securities will be required according to our proposal to repay the revolving line of credit facility by June 30, 2003. There can be no guarantee that this asset-based financing or the issuance of new debt or equity securities can be obtained on commercially reasonable terms and conditions and as of the date of this Report, we have no commitments for other equity, debt financing or other capital expenditures.

In conjunction with any funds received as a result of sales of assets, refinancing of assets, issuance of debt or equity securities related to repayment of the revolving line of credit facility discussed above, we believe that funds generated from operations and new sources of asset-based lending on accounts receivables, is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until principal payments are due under the bank’s credit facility. To the extent the Company is not able to secure other new sources of asset-based lending on accounts receivables, issue debt or equity securities, the Company may need to liquidate assets to generate the necessary working capital. The Company is in violation of certain conditions and covenants (see Revolving Line of Credit discussed above) and therefore the bank may demand full payment at anytime.

Inventory is included in current assets, however, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Foreign Economic Issues

Many of the Company’s suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial concerns. Although local currencies have stabilized, the US dollar’s strength compared with Asian currencies may further reduce exports to Asia in the future. Conversely, the Company believes that the weaker Asian currencies may actually benefit the Company in the short-term by providing opportunities for the Company to purchase products at lower prices.

Subsequent Events

On January 21, 2003, the Company received notice from NASDAQ that compliance with Marketplace Rule 4450(a)(2) (the “Rule”) has been obtained. The Rule requires that the Company’s Class A common stock maintain a minimum market value of publicly held shares of $5,000,000 for continued inclusion by the Rule. Therefore, the matter as announced in the Company’s Form 10-Q for the period ended September 30, 2002 and Form 8-K on January 21, 2003 is now closed and resolved.

On February 20, 2003, the Company issued a new subordinated promissory note in the amount of $500,000 to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. This promissory note bears interest at 7% per annum, requires monthly principal payments of $100,000 beginning May 31, 2003 including monthly interest at each month-end and matures September 30, 2003. This new borrowing was obtained to pay-down the Company’s revolving line of credit facility (see Revolving Line of Credit Footnote 3).

On February 20, 2003, the Company issued a new subordinated promissory note in the amount of $500,000 to an unrelated party. This promissory note bears interest at 4.75% per annum, requires quarterly interest only payments beginning March 31, 2003 and matures February 20, 2006. In conjunction with the issuance of this note, the Company granted an option to purchase 50,000 shares of the Company’s Class A common stock (“Option”). The exercise price of the Option will be the 30-day average closing price of the Company’s Class A common stock prior to February 20, 2003 ($1.26 per share) and expires on February 20, 2006. This new borrowing was obtained to pay-down the Company’s revolving line of credit facility (see Revolving Line of Credit Footnote 3).

As of the date of this report, the Company is in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the bank may demand full and immediate payment of this amount at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering.

As of the date of this report, the Company has continued to list for sale its former office/warehouse facility that is currently unoccupied.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

TAITRON COMPONENTS INCORPORATED

Page

Reports of Independent Certified Public Accountants	21-22

Consolidated Balance Sheets at December 31, 2002 and 2001	23-24

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	25

Consolidated Statement of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	26

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	27

Notes to Consolidated Financial Statements	28-37

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2002, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    HASKELL & WHITE LLP

Irvine, California

February 28, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated as of December 31, 2001 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2001, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/    GRANT THORNTON LLP

Los Angeles, California

February 19, 2002

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

December 31,

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$326,000	$182,000
Trade accounts receivable, net	2,009,000	2,024,000
Income tax receivable	310,000	781,000
Inventory, net	24,314,000	27,895,000
Prepaid expenses	252,000	248,000
Deferred income taxes	220,000	528,000
Other current assets	128,000	103,000

Total current assets	27,559,000	31,761,000
Property and equipment, net	6,383,000	6,768,000
Other assets	172,000	305,000

Total assets	$34,114,000	$38,834,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets—continued

December 31,

	2002	2001
Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$3,935,000	$11,685,000
Current portion of long-term debt	91,000	24,000
Trade accounts payable	1,314,000	1,171,000
Accrued liabilities and other	332,000	449,000

Total current liabilities	5,672,000	13,329,000
Long-term debt, less current portion	3,896,000	388,000

Total liabilities	9,568,000	13,717,000

Commitments and contingencies (Notes 3, 4 and 10)	—	—
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding	—	—
Class A common stock, $.001 par value.
Authorized 20,000,000 shares; 4,945,107 and 4,880,682 shares issued and outstanding at December 31, 2002 and 2001, respectively	5,000	5,000
Class B common stock, $.001 par value.
Authorized, issued and outstanding 762,612 shares at December 31, 2002 and 2001	1,000	1,000
Additional paid-in capital	10,893,000	10,802,000
Accumulated other comprehensive loss, net of tax	(35,000)	(53,000)
Retained earnings	13,682,000	14,362,000

Total shareholders’ equity	24,546,000	25,117,000

Total liabilities and shareholders’ equity	$34,114,000	$38,834,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

Year ended December 31,

	2002	2001	2000
Net sales	$13,816,000	$16,736,000	$32,948,000
Cost of goods sold	9,922,000	12,534,000	22,763,000

Gross profit	3,894,000	4,202,000	10,185,000
Selling, general and administrative expenses	4,355,000	5,521,000	6,668,000

Operating (loss) earnings	(461,000)	(1,319,000)	3,517,000
Interest expense, net	(454,000)	(761,000)	(921,000)
Other income, net	352,000	435,000	92,000

(Loss) earnings before income taxes	(563,000)	(1,645,000)	2,688,000
Income tax provision (benefit)	117,000	(391,000)	1,025,000

Net (loss) earnings	$(680,000)	$(1,254,000)	$1,663,000

(Loss) earnings per share:
Basic	$(.12)	$(.22)	$.29

Diluted	$(.12)	$(.22)	$.28

Weighted average common shares outstanding:
Basic	5,698,065	5,679,946	5,799,786

Diluted	5,698,065	5,679,946	5,922,127

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statement of Shareholders’ Equity

Three years ended December 31, 2002

	Class A common stock		Class B common stock		Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	5,085,026	$5,000	762,612	$1,000	$11,457,000	$24,000	$13,953,000	$25,440,000
Exercise of stock options	52,549	—	—	—	100,000	—	—	100,000
Repurchase of common stock	(153,600)	—	—	—	(495,000)	—	—	(495,000)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(69,000)	—	(69,000)
Net earnings	—	—	—	—	—	—	1,663,000	1,663,000

Comprehensive income	—	—	—	—	—	—	—	1,594,000

Balances at December 31, 2000	4,983,975	5,000	762,612	1,000	11,062,000	(45,000)	15,616,000	26,639,000
Exercise of stock options	28,765	—	—	—	55,000	—	—	55,000
Repurchase of common stock	(132,058)	—	—	—	(315,000)	—	—	(315,000)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(8,000)	—	(8,000)
Net loss	—	—	—	—	—	—	(1,254,000)	(1,254,000)

Comprehensive loss	—	—	—	—	—	—	—	(1,262,000)

Balances at December 31, 2001	4,880,682	5,000	762,612	1,000	10,802,000	(53,000)	14,362,000	25,117,000
Issuances of common stock	100,000	—	—	—	119,000	—	—	119,000
Relative estimated fair value of stock options issued in connection with Notes Payable	—	—	—	—	29,000	—	—	29,000
Repurchase of common stock	(35,575)	—	—	—	(57,000)	—	—	(57,000)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	18,000	—	18,000
Net loss	—	—	—	—	—	—	(680,000)	(680,000)

Comprehensive loss	—	—	—	—	—	—	—	(662,000)

Balances at December 31, 2002	4,945,107	$5,000	762,612	$1,000	$10,893,000	$(35,000)	$13,682,000	$24,546,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

Year ended December 31,

	2002	2001	2000
Cash flows from operating activities:
Net (loss) earnings	$(680,000)	$(1,254,000)	$1,663,000

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	558,000	570,000	506,000
Amortization of debt discount related to options issued with notes payable	3,000	—	—
Write-down of inventory	415,000	775,000	100,000
Provision for sales returns and doubtful accounts	324,000	515,000	662,000
Deferred income taxes	308,000	221,000	(198,000)
Changes in assets and liabilities:
Trade accounts receivable	(309,000)	2,270,000	(1,416,000)
Income tax receivable	471,000	(781,000)	—
Inventory	3,166,000	1,939,000	(1,556,000)
Prepaid expenses and other current assets	(29,000)	200,000	19,000
Other assets	20,000	(18,000)	(201,000)
Trade accounts payable	143,000	(1,324,000)	245,000
Accrued liabilities and other	(117,000)	(453,000)	285,000

Total adjustments	4,953,000	3,914,000	(1,554,000)

Net cash provided by operating activities	4,273,000	2,660,000	109,000

Cash flows from investing activities:
Acquisition of property and equipment	(60,000)	(133,000)	(1,319,000)

Net cash used in investing activities	(60,000)	(133,000)	(1,319,000)

Cash flows from financing activities:
Borrowings from revolving line of credit	2,685,000	5,076,000	14,056,000
Payments on revolving line of credit	(10,435,000)	(7,321,000)	(9,445,000)
Proceeds from exercise of stock options	—	55,000	100,000
Borrowings (payments) on notes payable	3,601,000	(22,000)	(3,021,000)
Repurchase of Class A common stock	(57,000)	(315,000)	(495,000)
Proceeds from sale of Class A common stock	119,000	—	—

Net cash (used in) provided by financing activities	(4,087,000)	(2,527,000)	1,195,000

Impact of exchange rates on cash	18,000	(8,000)	(69,000)

Net increase (decrease) in cash and cash equivalents	144,000	(8,000)	(84,000)
Cash and cash equivalents, beginning of year	182,000	190,000	274,000

Cash and cash equivalents, end of year	$326,000	$182,000	$190,000

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest of $0, $0 and $33,000 in 2002, 2001 and 2000, respectively)	$433,000	$869,000	$979,000

Cash (refunded) paid for income taxes	$(607,000)	$309,000	$1,017,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

Description of Business

Taitron Components Incorporated (“Taitron” or the “Company”) is a “discrete components superstore,” which distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate these devices into their products. In order to meet the rapid delivery requirements of its customers, the Company maintains a significant inventory of discrete components.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Concentration of Risk

A significant number of the products distributed by the Company are manufactured in Taiwan, Hong Kong, China, South Korea and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company’s business and results of operations.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future United States legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company’s business. The Company’s ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, there can be no assurance that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company’s suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company’s business and results of operations. Management estimates that over 50% of the Company’s products are produced in Asia.

As of the date of this report, the Company is in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank (see Note 3 and 13).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Management of the Company maintains a relatively low cash balance as cash is used to buy inventory and to repay debt in order to reduce interest cost.

Revenue Recognition

Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the years ended December 31, 2002, 2001 and 2000 aggregated $225,000, $437,000 and $631,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns and doubtful accounts at December 31, 2002 and 2001 aggregated $135,000 and $110,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying financial statements is net of valuation allowances of $1,083,000 and $1,309,000 at December 31, 2002 and 2001, respectively. The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost, or market and slow-moving inventory.

Depreciation and Amortization

Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements.

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

Stock Option Plan

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provides for disclosure of pro forma earnings and per share information for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.

The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under the Plan SAR’s and options (including the modified awards), consistent with the method prescribed by SFAS No. 123, net (loss) earnings and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

For purposes of this pro-forma disclosure, the estimated fair value of the options is assumed to be amortized to expense over the SAR’s and options’ vesting periods.

	Year Ended December 31,
	2002	2001	2000
Net (loss) earnings
As reported	$(680,000)	$(1,254,000)	$1,663,000
Pro forma	$(707,000)	$(1,402,000)	$1,498,000
Diluted (loss) earnings per share
As reported	$(.12)	$(.22)	$.28
Pro forma	$(.12)	$(.25)	$.25

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

Net (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares, consisting primarily of stock options and warrants, are excluded from the computation of diluted loss per share for the years ended December 31, 2002 and 2001 as their effect is anti-dilutive.

Foreign Currency Translation

The financial statements of the Company’s majority-owned subsidiary in Mexico and division in Taiwan, which were established in 1998 and 1997, respectively, are translated into United States dollars for financial reporting purposes. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in operations. Such transactional gains and losses are not significant to the consolidated financial statements.

Segment Reporting

The Company is centrally managed and operates in one business segment: distribution of discrete components including discrete semiconductors, passives and optoelectronic devices.

Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 financial statement presentation.

Use of Estimates

The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts and inventory reserves. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 28, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company’s consolidated statements of income or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a significant impact on the

Company’s consolidated statements of income or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 28, 2002.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The Company does not believe that it has any investments in variable interest entities that will require consolidation.

(2)	Property and Equipment

Property and equipment, at cost, is summarized as follows:

	12/31/2002	12/31/2001
Land	$1,650,000	$1,650,000
Buildings and improvements	4,871,000	4,896,000
Furniture and equipment	868,000	863,000
Computer software and equipment	2,080,000	1,887,000

Total Property and Equipment	9,469,000	9,296,000
Less: Accumulated depreciation and amortization	(3,086,000)	(2,528,000)

Property and Equipment, net	$6,383,000	$6,768,000

(3)	Revolving Line of Credit

On August 12, 2002, the Company amended its credit facility with the bank. This amendment accelerated the renewal date from May 18, 2004 to December 31, 2002 and decreased the maximum borrowings under the credit facility from $15 million to $9 million. This amendment governing the renewed credit facility contained security agreements covering essentially all assets of the Company and required compliance with certain financial covenants. Also, borrowings under the credit facility were limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets.

Borrowings under the credit facility bear interest at the bank’s prime rate (4.25% at December 31, 2002) plus .75% or at the option of the Company, at LIBOR (weighted average of 2.62% at December 31, 2002) plus 3.25%.

At December 31, 2002, the Company was in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. Accordingly, the bank may demand full payment at anytime.

(3)	Long-Term Debt

Long-term debt is summarized as follows:

	12/31/2002	12/31/2001
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	$2,625,000	$—
Subordinated note, due September 30, 2005, bearing an interest rate of 4.75%	1,000,000	—
Note payable collateralized by real property, due December 1, 2013, bearing an interest rate of 6.359%	388,000	412,000

	4,013,000	412,000
Less current maturities	(91,000)	(24,000)

	3,922,000	388,000
Less unamortized debt discount	(26,000)	—

	$3,896,000	$388,000

The subordinated note of $1,000,000, due September 30, 2005, is from K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. In connection with the subordinated note, the Company issued 100,000 stock options (Note 8) with a relative estimated fair value of $29,000. Such amount has been presented as a debt discount and accreted through periodic interest charges through the maturity date of the note.

Minimum future payments of long-term debt are summarized as follows:

Year ending December 31:
2003	$91,000
2004	102,000
2005	1,116,000
2006	120,000
2007	128,000
Thereafter	2,456,000

$4,013,000

(5)	Shareholders’ Equity

There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,945,107 and 4,880,682 shares issued and outstanding as of December 31, 2002 and 2001, respectively. Each holder of Class A common stock is entitled to one vote for each share held.

There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2002 and 2001. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company’s Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

During 2002, 2001, and 2000, the Company repurchased 35,575, 132,058 and 153,600 shares of its Class A common stock on the open market for $56,000, $315,000 and $495,000, respectively, and intends to permanently retire such shares.

(6)	Income Taxes

Income tax (benefit) provision is summarized as follows:

	Year Ended December 31
	2002	2001	2000
Current:
Federal	$(191,000)	$(503,000)	$993,000
State	—	(109,000)	213,000

	(191,000)	(612,000)	1,206,000

Deferred:
Federal	308,000	228,000	(168,000)
State	—	(7,000)	(13,000)

	308,000	221,000	(181,000)

Income tax provision (benefit)	$117,000	$(391,000)	$1,025,000

The actual income tax (benefit) provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to (loss) earnings before income taxes as follows:

	Year Ended December 31
	2002	2001	2000
“Expected” income tax (benefit) expense	$(190,000)	$(559,000)	$913,000
State tax (benefit) expense, net of Federal benefit	—	(77,000)	148,000
Foreign losses	87,000	72,000	—
Increase in valuation allowance	217,000	149,000	—
Other	3,000	24,000	(36,000)

Income tax provision (benefit)	$117,000	$(391,000)	$1,025,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	Year Ended December 31
	2002	2001
Deferred tax assets:
Inventory reserves	$464,000	$608,000
Section 263a adjustment	138,000	160,000
Allowances for bad debts and returns	58,000	59,000
Accrued expenses	20,000	43,000
Other	17,000	—

Total deferred tax assets	697,000	870,000
Valuation allowance	(366,000)	(149,000)
Deferred tax liabilities:
Depreciation	(45,000)	(122,000)
Deferred state taxes	(66,000)	(71,000)

Net deferred tax assets	$220,000	$528,000

The Company has a net operating loss aggregating approximately $250,000 for state tax purposes that expire in 2008. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

(7)	401(k) Profit Sharing Plan

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan also provides for a 20% matching contribution vesting immediately, at the discretion of the Company. For the years ended December 31, 2002, 2001 and 2000, employer matching contributions aggregated approximately $20,000, $29,000 and $36,000, respectively.

The plan invests a portion of its assets in the common stock of the Company. The plan held 102,203 and 119,181 shares of the Company’s common stock at December 31, 2002 and 2001, respectively.

(8)	Stock Options and Warrants

In March 1995, the Company established the 1995 Stock Incentive Plan (the Plan) expiring in March 2005. The Plan provides for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR’s) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company’s Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company’s Class A common stock at the date of grant. Outstanding options and rights vest ratably over three years commencing one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to such committee and each year thereafter. The exercise price of these options is equal to the fair market value of the Company’s Class A common stock at the date of grant.

The fair value of options, SAR’s and warrants used to compute pro forma net (loss) earnings and (loss) earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2002 and 2001: dividend yield of 0%; expected volatility of 41%; a risk free interest rate of approximately 4% and an expected holding period of five years; assumptions for 2000: dividend yield of 0%; expected volatility of 70%; a risk free interest rate of approximately 5% and an expected holding period of five years.

As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan SAR’s and options.

Stock option and SAR activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1999	636,850	$1.69
Granted	110,800	3.19
Exercised	(60,515)	1.90
Forfeited	(46,799)	1.58

Balance at December 31, 2000	640,336	2.52
Granted	142,800	1.83
Exercised	(28,765)	1.90
Forfeited	(145,837)	2.06

Balance at December 31, 2001	608,534	2.10
Granted	104,650	1.33
Forfeited	(105,834)	2.03

Balance at December 31, 2002	607,350	2.01

The weighted average fair value of options granted in 2002, 2001 and 2000 was $0.71, $0.81 and $2.30, respectively.

At December 31, 2002, the range of exercise prices was: $1.30 to $1.87 for 306,200 options; $2.06 to $3.00 for 254,450 options; and; $3.19 to $4.13 for 46,700 options. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

At December 31, 2002, 2001 and 2000, the number of options exercisable was 412,718, 456,699 and 469,235, respectively, and weighted average exercise prices of those options were $2.16, $2.61 and $2.61, respectively.

(9)	Net (Loss) Earnings Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing (loss) earnings per share and the weighted average number of shares of dilutive potential common stock.

	Year Ended December 31,
	2002	2001	2000
Net (loss) earnings available to common shareholders used in basic (loss) earnings per share	$(680,000)	$(1,254,000)	$1,663,000

Weighted average number of common shares used in basic (loss) earnings per share	5,698,065	5,679,946	5,799,786

Basic (loss) earnings per share	$(.12)	$(.22)	$.29

Effect of dilutive securities:
Options	—	—	122,341

Weighted number of common shares and dilutive potential common shares used in diluted (loss) earnings per share	5,698,065	5,679,946	5,922,127

Diluted (loss) earnings per share	$(.12)	$(.22)	$.28

(10)	Commitments and Contingencies

Operating Leases

The Company leased property under non-cancelable operating leases expiring on various dates through 2002. There were no new operating leases entered into during 2002. Rental expense for the years ended December 31, 2002, 2001 and 2000 aggregated $57,000, $88,000 and $89,000, respectively.

Standby Letter of Credit

At December 31, 2002, 2001 and 2000, the Company had no standby or commercial letters of credit outstanding under the revolving line of credit agreement with the bank (Note 3).

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,050,000 and $3,700,000 as of December 31, 2002 and 2001, respectively.

(11)	Valuation and Qualifying Accounts and Reserves

The following is the Company’s schedule of activity in the valuation and qualifying accounts and reserves for the years ended December 31, 2002, 2001 and 2000:

	Balance at Beginning of year	Charged to Costs and Expenses	Deductions	Balance At end of year
Allowance for sales returns and doubtful accounts:
2002	$110,000	$324,000	$299,000	$135,000
2001	$120,000	$515,000	$525,000	$110,000
2000	$120,000	$662,000	$662,000	$120,000
Inventory reserves:
2002	$1,309,000	$415,000	$641,000	$1,083,000
2001	$966,000	$775,000	$432,000	$1,309,000
2000	$1,030,000	$100,000	$164,000	$966,000
Valuation allowance against deferred tax assets:
2002	$149,000	$437,000	$220,000	$366,000
2001	$—	$149,000	$—	$149,000
2000	$—	$—	$—	$—

(12)	Other Transactions

During the quarter ending September 30, 2002, the Company received $200,000 from an unrelated tenant at one of its buildings, to immediately terminate a three year lease, originally scheduled to expire on April 30, 2004. The rental income was approximately $15,000 per month related to the lease, prior to the termination date.

(13)	Subsequent Events

On January 21, 2003, the Company received notice from NASDAQ that compliance with Marketplace Rule 4450(a)(2) (the “Rule”) has been obtained. The Rule requires that the Company’s Class A common stock maintain a minimum market value of publicly held shares of $5,000,000 for continued inclusion by the Rule. Therefore, the matter as announced in the Company’s Form 10-Q for the period ended September 30, 2002 and Form 8-K on January 21, 2003 is now closed and resolved.

On February 20, 2003, the Company issued a new subordinated promissory note in the amount of $500,000 to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. This promissory note bears interest at 7% per annum, requires monthly principal payments of $100,000 beginning May 31, 2003 including monthly interest at each month-end and matures September 30, 2003. This new borrowing was obtained to pay-down the Company’s revolving line of credit facility (see Revolving Line of Credit Footnote 3).

On February 20, 2003, the Company issued a new subordinated promissory note in the amount of $500,000 to an unrelated party. This promissory note bears interest at 4.75% per annum, requires quarterly interest only payments beginning March 31, 2003 and matures February 20, 2006. In conjunction with the issuance of this note, the Company granted an option to purchase 50,000 shares of the Company’s Class A common stock (“Option”). The exercise price of the Option will be the 30-day average closing price of the Company’s Class A common stock prior to February 20, 2003 ($1.26 per share) and expires on February 20, 2006. This new borrowing was obtained to pay-down the Company’s revolving line of credit facility (see Revolving Line of Credit Footnote 3).

As of the date of this report, the Company is in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the bank may demand full payment of this amount at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering.

As of the date of this report, the Company has continued to list for sale its former office/warehouse facility that is currently unoccupied.

(14)	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	3/31/2002	6/30/2002	9/30/2002	12/31/2002
Net sales	$3,706,000	$3,579,000	$3,389,000	$3,142,000
Gross profit	$1,023,000	$934,000	$993,000	$944,000
Net (loss) earnings	$(193,000)	$(743,000)	$144,000	$112,000
(Loss) earnings per share:
Basic	$(.03)	$(.13)	$.03	$.02
Diluted	$(.03)	$(.13)	$.02	$.02

	Three Months Ended
	3/31/2001	6/30/2001	9/30/2001	12/31/2001
Net sales	$5,524,000	$4,152,000	$3,726,000	$3,334,000
Gross profit	$1,637,000	$1,106,000	$975,000	$484,000
Net (loss) earnings	$(74,000)	$(364,000)	$(307,000)	$(509,000)
(Loss) earnings per share:
Basic	$(.01)	$(.06)	$(.06)	$(.09)
Diluted	$(.01)	$(.06)	$(.06)	$(.09)

Fourth Quarter Adjustments

2002—The net loss for the fourth quarter of 2002 includes an adjustment to reduce the Company’s valuation allowance against deferred tax assets by $220,000. The valuation allowance adjustment was recorded based on information which became available during the fourth quarter of 2002.

2001—The Company increased the reserve for inventory in the total amount of $485,000 during the fourth quarter of 2001.

The Company also established a valuation allowance for tax deferred assets in the amount of $149,000 during the fourth quarter 2001 which was expensed to income tax benefit. The Company also increased the recorded amount of income tax receivables and deferred tax assets in the amount of $407,000 during the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURES

On January 6, 2003, the Company filed a Form 8-K, dated December 27, 2002, reporting a change of the Company’s accountants. Grant Thornton LLP was previously the principal accountants for the Company. On December 27, 2002, the Company dismissed Grant Thornton LLP as principal accountants and Haskell & White LLP was engaged as principal accountants to audit the accounts of the Company for the year ending December 31, 2002. The decision to change accountants was approved by the Registrant’s Audit Committee and the Board of Directors.

During the fiscal years ended December 31, 2001 and 2000 and through the date of this report, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure which disagreement, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference to the matter of such disagreement in connection with the Form 8-K, dated December 27, 2002. The accountant’s report for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

The Company had requested that Grant Thornton LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is filed as Exhibit 16.1 to the Form 8-K, dated December 27, 2002, incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS, OF THE REGISTRANT

Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Election of Directors” and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has concluded, based on his evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

CEO/CFO Certification

Appearing immediately following the signature pages of this annual report there are two separate forms of certifications of the CEO/CFO. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, which we refer to as the Section 302 Certification. This section of the annual report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this annual report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our annual reports on Form 10-K and our quarterly reports on Form 10-Q. Our Internal Controls are also evaluated on an ongoing basis by other personnel in our financial organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certification of the CEO/CFO require that the CEO/CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions;” these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accordance with SEC requirements, the CEO/CFO noted that, since the date of the Controls Evaluation to the date of this annual report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to us and our subsidiaries is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by this reference.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List the following documents filed as part of this report:

(1)	Financial Statements:

Reference is made to the Financial Statements provided under Item 8 of this report.

(2)	Financial Statement Schedule:

Reference is made to the Financial Schedules provided under Item 8 of this report.

(3)	Exhibits:

3.1	Articles of Incorporation of Taitron Components Incorporated (the Registrant). (a)

3.2	Bylaws of the Registrant. (a)

4.1	Specimen certificate evidencing Class A common stock of the Registrant. (a)

4.2	Form of Underwriter’s Warrant. (a)

10.1	Form of Director and Officer Indemnification Agreement. (a)

10.2	1995 Stock Incentive Plan, As Amended (e)

10.3	Form of Employment Agreement, dated as of January 1, 1995, by and between the Registrant and Stewart Wang. (a)

10.4	Loan and Security Agreement, dated May 5, 1994, between the Registrant and Union Bank. (a)

10.5	Loan Agreement, dated October 15, 1993, by and between the Registrant and California Statewide Certified Development Corporation. (a)

10.6	Wm Michaels Limited Regional Prototype Defined Contribution Plan and Trust (d)

10.7	Form of Sales Representative Agreement. (a)

10.8	Loan Agreement, dated June 16, 1995, between Registrant and Union Bank. (b)

10.9	Convertible Subordinated Note Agreement, dated May 18, 1996, by and between the Registrant and Tenrich Holdings. (c)

10.10

Lease Agreement, dated May 29, 1996, by and between Scott Valencia Property Company as Lessor and Taitron Components Incorporated, as Lessee for property located at 27827 Ave Scott, Santa Clarita, California 91355. (c)

10.11	Amended Loan Agreement and Note, dated January 2, 1997, between Registrant and Union Bank; Amended Loan Agreement and Note, dated March 13, 1997, between Registrant and Union Bank. (e)

10.12	Business Loan Agreement and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank—California. (d)

10.13	Master Revolving Note and Addendum, dated May 6, 1997, between the Registrant and Comerica Bank—California. (d)

10.14	Security Agreement, dated May 6, 1997, between the Registrant and Comerica Bank—California. (d)

10.15	Amendment to Business Loan Agreement and Master Revolving Note, dated June 9, 1999, between the Registrant and Comerica Bank—California. (f)

10.16	Amendment to Business Loan Agreement, dated December 27, 1999, between the Registrant and Comerica Bank—California. (f)

10.17	Amendment to Business Loan Agreement, dated May 5, 2000, between the Registrant and Comerica Bank—California. (g)

10.18	Amendment to Business Loan Agreement, dated May 18, 2001, between the Registrant and Comerica Bank—California. (h)

10.19	Amendment to Business Loan Agreement, dated December 5, 2001, between the Registrant and Comerica Bank—California. (i)

10.20	Commitment Letter to Amend Business Loan Agreement, dated March 21, 2002, between the Registrant and Comerica Bank—California. (i)

10.21	Amendment to Business Loan Agreement and Master Revolving Note, dated May 31, 2002, between the Registrant and Comerica Bank—California. (j)

10.22	Loan Proposal, dated August 12, 2002, between the Registrant and Comerica Bank—California. (j)

10.23	Subordinate Promissory Note, dated September 30, 2002. (k)

10.24	Business Loan Agreement, dated December 10, 2002, between the Registrant and General Bank

10.25	Promissory Note and Amendment, dated December 10, 2002, between the Registrant and General Bank.

10.26	Deed of Trust, dated December 10, 2002, between the Registrant and General Bank.

24.1	Power of Attorney (see page 43 of this Annual Report on Form 10-K).

(a)	Incorporation by reference from Taitron Components Incorporated Registration Statement on Form SB-2, Registration No. 33-90294-LA.

(b)	Incorporation by reference from Taitron Components Incorporated Form 10-KSB for the Fiscal year ended December 31, 1995.

(c)	Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1996.

(d)	Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1997.

(e)	Incorporated by reference from Taitron Components Incorporated Form 10-QSB for the quarter ended June 30, 1998

(f)	Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 1999.

(g)	Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 2000.

(h)	Incorporated by reference from Taitron Components Incorporated Form 10-Q for the quarter ended September 30, 2001.

(i)	Incorporated by reference from Taitron Components Incorporated Form 10-K for the Fiscal year ended December 31, 2001.

(j)	Incorporated by reference from Taitron Components Incorporated Form 10-Q for the quarter ended June 30, 2002.

(k)	Incorporated by reference from Taitron Components Incorporated Form 10-Q for the quarter ended September 30, 2002.

(b) Reports on Form 8-K:

On January 6, 2003, the Company filed a Form 8-K, dated December 27, 2002, reporting a change of the Company’s accountants (Item 9).

No other reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED (Registrant)

By:	/s/ STEWART WANG
Stewart Wang
Its:	Chief Executive Officer & Chief Financial Officer

Date:	April 14, 2003

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

Signature	Title	Date

/s/ JOHNSON KU Johnson Ku	Chairman of the Board	April 14, 2003

/s/ STEWART WANG Stewart Wang	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive & Accounting Officer)	April 14, 2003

/s/ RICHARD CHIANG Richard Chiang	Director	April 14, 2003

/s/ CRAIG MILLER Craig Miller	Director	April 14, 2003

/s/ FELIX SUNG Felix Sung	Director	April 14, 2003

Certification of

Chief Executive Officer and Chief Financial Officer

Of Taitron Components Incorporated

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Stewart Wang, certify that:

1.	I have reviewed this annual report on Form 10-K of Taitron Components Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated April 14, 2003.	By:	/s/ STEWART WANG
Stewart Wang Chief Executive Officer & Chief Financial Officer

Exhibit 99.01—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, and accompanies the annual report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2002 of Taitron Components Incorporated (the “Issuer”).

I, Stewart Wang, the Chief Executive Officer, Director and Chief Financial Officer of Issuer, certify that to the best of my knowledge:

(i)	the Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d); and:

(ii)	the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operation of the Issuer.

Dated April 14, 2003.	By:	/s/ STEWART WANG
Stewart Wang Chief Executive Officer & Chief Financial Officer