Form 10QSB
period 2003-03-31
TAITRON COMPONENTS INC
filed 2003-05-15
CIK 942126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED

(Exact name of small business issuer as specified in its charter)

California	95-4249240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway

Valencia, California 91355-4162

(Address Of Principal Executive Offices)

(661) 257-6060

(Issuer’s Telephone Number)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 31, 2003
Class A Common Stock, $.001 par value	4,897,071
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$438	$326
Trade accounts receivable, net	1,987	2,009
Income tax receivable	310	310
Inventory, net	23,024	24,314
Prepaid expenses	237	252
Deferred income taxes	220	220
Other current assets	105	128

Total current assets	26,321	27,559
Property and equipment, net	6,278	6,383
Other assets	168	172

Total assets	$32,767	$34,114

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$2,200	$3,935
Current portion of long term debt	93	91
Trade accounts payable	821	1,314
Accrued liabilities and other	289	332

Total current liabilities	3,403	5,672
Long-term debt, less current portion	4,860	3,896

Total liabilities	8,263	9,568

Commitments and contingencies (Notes 3 and 4)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	—	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,897,071 and 4,945,107 shares as of March 31, 2003 and December 31, 2002, respectively.	5	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612, shares as of March 31, 2003 and December 31, 2002.	1	1
Additional paid-in capital	10,846	10,893
Accumulated other comprehensive loss, net of tax	(36)	(35)
Retained earnings	13,688	13,682

Total shareholders’ equity	24,504	24,546

Total liabilities and shareholders’ equity	$32,767	$34,114

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Net sales	$3,155	$3,706
Cost of goods sold	2,188	2,683

Gross profit	967	1,023
Selling, general and administrative expenses	849	1,196

Operating income (loss)	118	(173)
Interest expense, net	(108)	(124)
Other (expense) income, net	(4)	89

Income (loss) before income taxes	6	(208)
Income tax provision (benefit)	—	(15)

Net income (loss)	$6	$(193)

Net income (loss) per share
Basic	$—	$(.03)

Diluted	$—	$(.03)

Weighted average common shares outstanding
Basic	5,659,683	5,653,468

Diluted	6,066,101	5,653,468

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$6	$(193)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	106	134
Amortization of debt discount related to options issued with notes payable	3	—
Provision for inventory reserves	75	75
Provision for sales returns and doubtful accounts	69	117
Provision for deferred income taxes	—	30
Changes in assets and liabilities:
Trade accounts receivable	(47)	(413)
Income tax receivable	—	8
Inventory	1,215	407
Prepaid expenses and other current assets	38	(184)
Other assets	4	(7)
Trade accounts payable	(493)	812
Accrued liabilities and other	(43)	29

Total adjustments	927	1,008

Net cash provided by operating activities	933	815

Cash flows from investing activities:
Acquisitions of property and equipment	(1)	(7)

Net cash used in investing activities	(1)	(7)

Cash flows from financing activities:
Borrowings from revolving line of credit	—	625
Payments on revolving line of credit	(1,735)	(1,545)
Borrowings (payments) on notes payable	978	(7)
Repurchase of Class A Common Stock	(62)	(26)
Proceeds from sale of Class A common stock	—	119

Net cash used in financing activities	(819)	(834)

Impact of exchange rate changes on cash	(1)	(2)

Net increase (decrease) in cash and cash equivalents	112	(28)
Cash and cash equivalents, beginning of period	326	182

Cash and cash equivalents, end of period	$438	$154

Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$79

Cash paid (refunded) for income taxes	$—	$1

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements

March 31, 2003 and 2002

(All amounts are unaudited, except for the balance sheet as of December 31, 2002)

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated (“the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

(2)	Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended March 31, 2003 and 2002 aggregated $46,000 and $94,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns and doubtful accounts at March 31, 2003 and December 31, 2002 aggregated $166,000 and $135,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,286,000 and $1,083,000 at March 31, 2003 and December 31, 2002, respectively.

Deferred Taxes

The Company reviews the nature of each component of its deferred income taxes for reasonableness. The Company has reserved for a portion of its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares of approximately 434,000 shares for the three months ended March 31, 2002, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

Stock Option Plan

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 allows companies to choose whether to account for stock-based compensation on a fair value method under SFAS No. 123, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS No. 148 requires interim disclosures regarding the pro forma effects of compensation expense had the Company’s 1995 Stock Incentive Plan been determined based on the fair value at the grant date consistent with SFAS No. 123.

Accordingly, under SFAS No. 123, the Company’s net income (loss) and diluted income (loss) per share for the three months ended March 31, 2003 and March 31, 2002, would have been changed to the pro forma amounts indicated below:

		Three Months Ended March 31,
		2003		2002
Net income (loss)	As reported Pro forma	$ $	6,000 15,000	$ $	(193,000 (200,000	) )

Diluted income (loss) per share	As reported Pro forma	$ $	— —	$ $	(.03 (.04	) )

The total value of options granted would have been $0 for both the three months ended March 31, 2003 and 2002, as there were no options granted during either period. At March 31, 2003, the number of options exercisable was 386,051 and weighted average exercise prices of those options were $2.14.

Reclassification

Certain amounts in the 2002 condensed consolidated financial statements have been reclassified to conform with the 2003 presentation.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

(3)	Revolving Line of Credit

Borrowings under the credit facility bear interest at the bank’s prime rate (4.25% at March 31, 2003). The credit facility contains security agreements covering essentially all assets of the Company.

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

(4)	Long-Term Debt

Long-term debt is summarized as follows:

	March 31, 2003	December 31, 2002

Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	$2,610,000	$2,625,000

Subordinated note, due September 30, 2005, bearing an interest rate of 4.75% per annum.	1,000,000	1,000,000

Subordinated note, due February 20, 2006, bearing an interest rate of 7% per annum.	500,000	—

Subordinated note, due February 20, 2006, bearing an interest rate of 4.75% per annum.	500,000	—

Note payable collateralized by real property, due December 1, 2013, bearing an interest rate of 6.359% per annum.	381,000	388,000

	4,991,000	4,013,000
Less current maturities	(93,000)	(91,000)

	4,898,000	3,922,000
Less unamortized debt discount	(38,000)	(26,000)

	4,860,000	3,896,000

The subordinated notes of $1,000,000 bearing interest at 4.75% and $500,000 bearing interest at 7%, are both due to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer.

In connection with the subordinated notes of $1,000,000 and $500,000 bearing interest at 4.75%, the Company issued 100,000 and 50,000 stock options, respectively, with relative estimated fair values of $29,000 and $15,000, respectively. Such amounts have been presented as debt discounts and accreted through periodic interest charges through the maturity date of these notes.

(5)	Subsequent Events

As of the date of this report, the Company has continued to list for sale its former office/warehouse facility that is currently unoccupied.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this Report as well as the Company’s most recent annual report on Form 10-K. Also, several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Such forward looking statements are usually denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward looking statements are necessarily speculative and not to place undue reliance on such forward looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-K. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-K for the year ended December 31, 2002 under the heading “Cautionary Statements and Risk Factors.”

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

The Company’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances and changing the product mix. As such, inventory levels decreased throughout the current period from $24,314,000 as of December 31, 2002 to $23,024,000 as of March 31, 2003, including a non-cash provision of approximately $75,000 during the current three month period ending March 31, 2003 to increase the Company’s inventory reserves. Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2003.

In accordance with accounting principles generally accepted in the United States, management has classified inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.

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

Critical Accounting Policies and Estimates

Use Of Estimates—Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition—Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the three months ended March 31, 2003 and 2002 were $46,000 and $94,000, respectively. The allowance for sales returns and doubtful accounts at March 31, 2003 and December 31, 2002 were $166,000 and $135,000, respectively. The Company reviews the actual sales returns and bad debts for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory—Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. The Company had inventory balances in the amounts of $23,024,000 and $24,314,000 at March 31, 2003 and December 31, 2002, respectively, which are presented net of valuation allowances of $1,286,000 and $1,083,000 at March 31, 2003 and December 31, 2002, respectively. The Company evaluates inventories to identify excess, high cost, slow-moving, or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, the Company relies upon its contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, and/or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes—The Company reviews the nature of each component of its deferred income taxes for reasonableness. The Company has reserved for a portion of its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Revolving Line of Credit Facility

On December 31, 2002, the revolving line of credit facility matured. The credit facility contains security agreements covering essentially all assets of the Company and required compliance with certain financial covenants. Also, borrowings under the credit facility were limited to a certain formula, essentially consisting of a portion of the Company’s account receivables, inventory and fixed assets.

At March 31, 2003 and through the date of this report, the Company was in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. Accordingly, the bank may demand full and immediate payment at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering. This repayment plan requires the Company to make principal payments by (a) selling or refinancing its former office/warehouse facility, which is currently unoccupied and listed for sale, (b) financing its accounts receivables and (c) issuing debt or equity securities. To the extent the Company is not able to sell assets, refinance assets, or issue debt or equity securities, the Company may need to liquidate assets to repay the credit facility by June 30, 2003.

Results of Operations

Three month Period Ended March 31, 2003 Compared To The Three month Period Ended March 31, 2002.

Net sales for the three months ended March 31, 2003 were $3,155,000, compared with $3,706,000 for the same period last year, a decrease of $551,000 or 14.9%. The decrease is primarily due to an industry-wide decrease in demand for discrete and passive and semiconductor components.

Cost of goods sold for the quarter ended March 31, 2003 decreased to $2,188,000 from $2,683,000 for the same period last year, a decrease of $495,000 or 18.5%. Consistent with the decrease in net sales, cost of goods sold decreased, however at a faster rate, resulting in gross profit increasing as a percentage of net sales to 30.7% for the quarter ended March 31, 2003 from 27.6% for the same period last year. Gross profit decreased by $56,000 to $967,000 for the quarter ended March 31, 2003 from $1,023,000 for the same period in 2002. Included with cost of sales are provisions for inventory reserves of $75,000 during the quarters ended March 31, 2003 and 2002.

Selling, general and administrative (“SG&A”) expenses decreased by $347,000 or 29% for the quarter ended March 31, 2003 compared to the same period of 2002. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $236,000, with no other individual item significantly impacting the change during the quarter ended March 31, 2003. The corresponding employee base declined by 12 employees, which represents a 26.7% reduction in overall workforce. As a percentage of net sales, SG&A decreased to 26.9% for the three months ended March 31, 2003 from 32.3% for the same period last year.

Operating earnings were $118,000 for the quarter ended March 31, 2003 as compared to an operating loss of $173,000 for the same period last year. The increase in operating earnings results from the increase in gross profit margin and from the decrease in SG&A expenses, as discussed above.

Interest expense, net of interest income, for the quarter ended March 31, 2003 decreased by $16,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

No income tax provision or benefit was recorded during the quarter ended March 31, 2003, as compared to an income tax benefit of $15,000 for the same period last year.

Net income was $6,000 for the quarter ended March 31, 2003 as compared to a net loss of $193,000 for the same period last year.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
	(Dollars in thousands)
Operating activities	$933	$815
Investing activities	(1)	(7)
Financing activities	(819)	(834)

Cash flows provided by operating activities increased to $933,000 during the three months ended March 31, 2003, as compared to $815,000 during the same period last year. The change is primarily due to a decrease in inventory of $1,215,000 during the first three months of 2003, as compared to a decrease of $407,000 during the same period last year. Additionally, the overall increase in operating cash flow was affected by a decrease in accounts payable of $493,000 during the first three months of 2003, as compared to an increase of $812,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

Cash flows used in investing activities was $1,000 during the three months ended March 31, 2003 compared to $7,000 during the same period last year. Cash flows from investing activities may change significantly in the following six months due to the possible sale of one of the Company’s buildings (see Subsequent Events below).

Cash flows used in financing activities decreased to $819,000 from $834,000 during the three months ended March 31, 2003 and 2002, respectively. Cash flows from financing activities may change significantly in the following three months due to the possible principal payments on the Company’s revolving line of credit and the possible issuance of new debt or equity securities to fund these principal payments by June 30, 2003.

Inventory is included in current assets, however, it may take over one year for the inventory to turn and therefore may not be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

We believe that funds generated from operations, our bank revolving line of credit and issuance of debt or equity securities will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until principal payments are due under the bank’s credit facility.

As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Subsequent Events

As of the date of this report, the Company has continued to list for sale its former office/warehouse facility that is currently unoccupied.

Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 2. Changes In Securities.

In conjunction with the issuance of a subordinated promissory note, the Company granted an option to purchase 50,000 shares of the Company’s Class A Common Stock (the “Option”). The exercise price of the Option is the 30-day average closing price of the Stock prior to February 20, 2003 ($1.26 per share) and expires on February

20, 2006. The Option has not been registered under the Securities Act of 1933 (“Act”) in the belief that the Option is exempt from registration under Regulation S of the Act.

Item 3. Defaults Upon Senior Securities.

At December 31, 2002, the Company was in default under its revolving line of credit facility and such defaults have not been cured or waived by the bank. The bank has also indicated that no further borrowings will be made available under the credit facility. As of March 31, 2003, the outstanding balance of the credit facility is $2,200,000. Accordingly, the bank may demand full and immediate payment of this amount at anytime. The Company has communicated with the bank and submitted a proposal of repaying the credit facility no later than June 30, 2003, which the bank is currently considering. See Part I Item 1—Note 3 and Part I Item 2—“MANAGEMENT’S DISCUSSION AND ANALYSIS—Revolving Line of Credit Facility.”

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.27	Subordinated Promissory Note, dated February 20, 2003, between Registrant and K.S. Best International Co. Ltd.

10.28	Subordinated Promissory Note, Dated February 20, 2003, between Registrant and Tenrich Holdings Ltd.

99.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 6, 2003, the Company filed a Form 8-K, dated December 27, 2002, reporting a change of the Company’s accountants.

On January 21, 2003, the Company filed a Form 8-K, reporting its principal shareholder’s beneficial ownership table dated as of December 31, 2002.

No other reports on Form 8-K were filed during the quarter ending March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2003	By:	/s/ STEWART WANG
Stewart Wang Chief Executive Officer, Director, Chief Financial Officer and Principal Accounting Officer.

Certification of

Chief Executive Officer and Chief Financial Officer

Of Taitron Components Incorporated

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Stewart Wang, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Taitron Components Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 15, 2003.	By:	/s/ STEWART WANG
Stewart Wang Chief Executive Officer & Chief Financial Officer