Form 10QSB
period 2003-06-30
TAITRON COMPONENTS INC
filed 2003-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒     No   ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2003

Class A Common Stock, $.001 par value	4,886,571
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one):      Yes  ☐     No   ☒

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2003	December 31, 2002
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$638	$326
Trade accounts receivable, net	1,338	2,009
Income tax receivable	—	310
Inventory, net	22,653	24,314
Prepaid expenses	198	252
Deferred income taxes	220	220
Other current assets	82	128

Total current assets	25,129	27,559
Property and equipment, net	6,185	6,383
Other assets	175	172

Total assets	$31,489	$34,114

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$—	$3,935
Current portion of long term debt	943	91
Trade accounts payable	968	1,314
Accrued liabilities and other	206	332

Total current liabilities	2,117	5,672
Long-term debt, less current portion	4,991	3,896

Total liabilities	7,108	9,568

Commitments and contingencies (Notes 3, 4 and 5)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares.
None issued or outstanding.	—	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,886,571 and 4,945,107 shares as of June 30, 2003 and December 31, 2002, respectively.	5	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612, shares as of June 30, 2003 and December 31, 2002.	1	1
Additional paid-in capital	10,834	10,893
Accumulated other comprehensive loss, net of tax	(55)	(35)
Retained earnings	13,596	13,682

Total shareholders’ equity	24,381	24,546

Total liabilities and shareholders’ equity	$31,489	$34,114

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,324	$3,579	$5,479	$7,285
Cost of goods sold	1,594	2,645	3,782	5,328

Gross profit	730	934	1,697	1,957
Selling, general and administrative expenses	768	1,168	1,617	2,364

Operating (loss) income	(38)	(234)	80	(407)
Interest expense, net	91	107	199	231
Other income, net	(37)	(50)	(33)	(139)

Loss before income taxes	(92)	(291)	(86)	(499)
Income tax provision	—	452	—	437

Net loss	$(92)	$(743)	$(86)	$(936)

Net loss per share Basic & Diluted	$(.02)	$(.13)	$(.02)	$(.17)

Weighted average common shares outstanding Basic & Diluted	5,682,401	5,716,319	5,666,667	5,684,894

         See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,

	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(86)	$(936)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	212	275
Amortization of debt discount related to options issued with notes payable	7	—
Provision for inventory reserves	156	265
Provision for sales returns and doubtful accounts	148	196
Provision for deferred income taxes	—	528
Changes in assets and liabilities:
Trade accounts receivable	523	(498)
Income tax receivable	310	50
Inventory	1,505	330
Prepaid expenses and other current assets	100	(49)
Other assets	(3)	118
Trade accounts payable	(346)	845
Accrued liabilities and other	(126)	20

Total adjustments	2,486	2,080

Net cash provided by operating activities	2,400	1,144

Cash flows from investing activities:
Acquisitions of property and equipment	(14)	(177)
Proceeds from sale of assets	—	2

Net cash used in investing activities	(14)	(175)

Cash flows from financing activities:
Borrowings from revolving line of credit	—	2,190
Payments on revolving line of credit	(3,935)	(3,287)
Borrowings on notes payable	1,955	—
Repurchase of Class A Common Stock	(74)	(49)
Proceeds from sale of Class A common stock	—	119

Net cash used in financing activities	(2,054)	(1,027)

Impact of exchange rate changes on cash	(20)	23

Net increase (decrease) in cash and cash equivalents	312	(35)
Cash and cash equivalents, beginning of period	326	182

Cash and cash equivalents, end of period	$638	$147

Supplemental disclosure of cash flow information:
Cash paid for interest	$222	$192

Cash (refunded) paid for income taxes	$(315)	$1

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements
June 30, 2003 and 2002
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

Revenue Recognition

Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended June 30, 2003 and 2002 aggregated $71,000 and $57,000, respectively and for the six months ended June 30, 2003 and 2002 aggregated to $117,000 and $151,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2003 and December 31, 2002 aggregated $155,000 and $135,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,388,000 and $1,083,000 at June 30, 2003 and December 31, 2002, respectively.

Deferred Taxes

The Company reviews the nature of each component of its deferred income taxes for an assessment of future realization. The Company has reserved for a portion of its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Net Loss Per Share

Common equivalent shares of approximately 405,000 and 616,000 for the three month periods ended June 30, 2003 and 2002, respectively, and approximately 419,000 and 615,000 for the six months ended June 30, 2003 and 2002, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Stock Option Plan

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 123 allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS No. 148 requires interim disclosures regarding the pro forma effects of compensation expense had the Company’s 1995 Stock Incentive Plan been determined based on the fair value consistent with SFAS No. 123.

Accordingly, under SFAS No. 123, the Company’s net loss and diluted loss per share for the quarter and six months ended June 30, 2003 and June 30, 2002, would have been changed to the pro forma amounts indicated below:

		Three Month Period Ended June 30,		Six Month Period Ended June 30,
		2003	2002	2003	2002
Net loss	As reported	$(92,000)	$(743,000)	$(86,000)	$(936,000)
	Pro Forma	$(81,000)	$(736,000)	$(64,000)	$(922,000)
Diluted loss	As reported	$(.02)	$(.12)	$(.01)	$(.15)
per share	Pro Forma	$(.01)	$(.12)	$(.01)	$(.15)

At June 30, 2003, the number of options exercisable was 424,500 and weighted average exercise prices of those options were $2.15.

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

(3)        Revolving Line of Credit

As of June 30, 2003, the Company has completed the repayment of this revolving line of credit facility. This credit facility originally matured on December 31, 2002, with the bank also previously indicating that no further borrowings would be made available.

(4)        Long-Term Debt

Long-term debt is summarized as follows:	June 30, 2003	December 31, 2002
Note payable collateralized by real property, due
December 31, 2009, bearing an interest rate of 6.875%	$2,594,000	$2,625,000
Subordinated note, due September 30, 2005, bearing an interest rate of 4.75% per annum.	1,000,000	1,000,000
Subordinated note, due September 30, 2003, bearing an interest rate of 7% per annum.	500,000	—
Subordinated note, due February 20, 2006, bearing an interest rate of 4.75% per annum.	500,000	—
Subordinated note, due June 23, 2006, bearing an interest rate of 7% per annum.	1,000,000	—
Note payable collateralized by real property, due
December 1, 2013, bearing an interest rate of 6.359% per annum.	375,000	388,000

	5,969,000	4,013,000
Less current maturities	(943,000)	(91,000)

	5,026,000	3,922,000
Less unamortized debt discount	(35,000)	(26,000)

	4,991,000	3,896,000

The subordinated notes of $1,000,000 bearing interest at 4.75%, $500,000 bearing interest at 7% and $1,000,000 bearing interest at 7%, are all due to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer.

In connection with the subordinated notes of $1,000,000 and $500,000 bearing interest at 4.75%, the Company issued 100,000 and 50,000 stock options, respectively, with relative estimated fair values of $29,000 and $15,000, respectively. Such amounts have been presented as debt discounts and accreted through periodic interest charges through the maturity date of these notes.

(5)        Subsequent Events

As of August 11, 2003, the Company has closed escrow on the sale of its former office/warehouse facility for $1,800,000.

The Company received notice that it’s not in compliance with The Nasdaq National Market continued listing requirements. Nasdaq is allowing the Company through August 19, 2003 to regain compliance. If the Company cannot demonstrate compliance before that date, Nasdaq staff may notify the Company of a determination to delist the Company’s securities. If an initial delisting decision is made by the staff, the Company may appeal the decision as permitted by Nasdaq rules. Nasdaq also stated that the Company may apply to transfer its securities to The Nasdaq SmallCap Market before August 19, 2003. In response to this Nasdaq notification, as of August 7, 2003, the Company plans to apply for listing on the Nasdaq SmallCap Market and retain its ticker symbol of TAIT.

As of the date of this report, the Company has listed for sale its office building facility located in Taipei, Taiwan.

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

              The Company’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances and changing the product mix. As such, inventory levels decreased throughout the current period from $24,314,000 as of December 31, 2002 to $22,653,000 as of June 30, 2003, including a non-cash provision of approximately $156,000 during the current six month period ending June 30, 2003 to increase the Company’s inventory reserves. Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2003.

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

              Revenue Recognition - Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the quarters ended June 30, 2003 and 2002 were $71,000 and $57,000, respectively and for the six months ended June 30, 2003 and 2002 aggregated to $117,000 and $151,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2003 and December 31, 2002 were $155,000 and $135,000, respectively. The Company reviews the actual sales returns and bad debts for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

              Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. The Company had inventory balances in the amounts of $22,653,000 and $24,314,000 at June 30, 2003 and December 31, 2002, respectively, which are presented net of valuation allowances of $1,388,000 and $1,083,000 at June 30, 2003 and December 31, 2002, respectively. The Company evaluates inventories to identify excess, high cost, slow-moving, or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, the Company relies upon its contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, and/or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

              Deferred Taxes – The Company reviews the nature of each component of its deferred income taxes for an assessment of future realization. The Company has reserved for a portion of its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Revolving Line of Credit Facility

              As of June 30, 2003, the Company has completed the repayment of this revolving line of credit facility. This credit facility originally matured on December 31, 2002, with the bank also previously indicating that no further borrowings would be made available.

Results of Operations

Three month Period Ended June 30, 2003 Compared To The Three month Period Ended June 30, 2002.

              Net sales for the three months ended June 30, 2003 were $2,324,000, compared with $3,579,000 for the same period last year, a decrease of $1,255,000 or 35.1%. The decrease is primarily due to an industry-wide decrease in demand for discrete and passive and semiconductor components.

              Cost of goods sold for the quarter ended June 30, 2003 decreased to $1,594,000 from $2,645,000 for the same period last year, a decrease of $1,051,000 or 39.7%. Consistent with the decrease in net sales, cost of goods sold decreased, however at a faster rate, resulting in gross profit increasing as a percentage of net sales to 31.4% for the quarter ended June 30, 2003 from 26.1% for the same period last year. Gross profit decreased by $204,000 to $730,000 for the quarter ended June 30, 2003 from $934,000 for the same period in 2002. Included with cost of sales are provisions for inventory reserves of $81,000 and $75,000 during the quarters ended June 30, 2003 and 2002, respectively.

              Selling, general and administrative (“SG&A”) expenses decreased by $400,000 or 34.2% for the quarter ended June 30, 2003 compared to the same period of 2002. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $250,000, with no other individual item significantly impacting the change during the quarter ended June 30, 2003. The corresponding average employee base declined by 12 employees, which represents a 28% reduction in overall workforce. As a percentage of net sales, SG&A remained consistently 33% for the three months ended June 30, 2003 and 2002.

              Operating losses were $38,000 for the quarter ended June 30, 2003 as compared to $234,000 for the same period last year. The decrease in operating losses results from the increase in gross profit margin and from the decrease in SG&A expenses, as discussed above.

              Interest expense, net of interest income, for the quarter ended June 30, 2003 decreased by $16,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

              No income tax provision or benefit was recorded during the quarter ended June 30, 2003, as compared to an income tax provision of $452,000 for the same period last year.

              Net loss was $92,000 for the quarter ended June 30, 2003 as compared to a net loss of $743,000 for the same period last year.

Six month Period Ended June 30, 2003 Compared To The Six month Period Ended June 30, 2002.

              Net sales for the six months ended June 30, 2003 were $5,479,000 compared with net sales for the six months ended June 30, 2002 of $7,285,000, a decrease of $1,806,000 or 24.8%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors.

              Cost of goods sold decreased by $1,546,000 to $3,782,000 for the six months ended June 30, 2003, a decrease of 29% from the same period in 2002. Consistent with the decrease in net sales, cost of goods sold decreased, however at a faster rate, resulting in gross profit increasing as a percentage of net sales to 31% for the first six months of this year from 26.9% for the same period last year. Gross profit decreased by $260,000 to $1,697,000 for the six months ended June 30, 2003 from $1,957,000 for the same period in 2002. Also contributing to the decrease in gross profit was a provision for inventory reserves of $156,000 and $265,000 during the six months ended June 30, 2003 and 2002, respectively.

              SG&A expenses decreased by $747,000 or 31.6% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $486,000, with no other individual item significantly impacting the change during the six months ended June 30, 2003. The corresponding average employee base declined by 12 employees, which represents a 28% reduction in overall workforce. As a percentage of net sales, SG&A decreased to 29.5% for the six months ended June 30, 2003 from 32.5% for the same period last year.

              Operating income was $80,000 for the six months ended June 30, 2003 as compared to an operating loss of $407,000 for the same period ended June 30, 2002. The operating loss decreased primarily due to the cost cutting measures, as discussed above.

              Interest expense, net of interest income for the six months ended June 30, 2003 decreased by $32,000 compared to the six months ended June 30, 2002. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

              No income tax provision or benefit was recorded during the six months ended June 30, 2003, as compared to an income tax provision of $437,000 for the same period last year.

              Net loss was $86,000 for the six months ended June 30, 2003 compared to $936,000 for the same period in 2002, a decrease of $850,000 resulting from the same reasons discussed above.

Liquidity and Capital Resources

              We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2003 and 2002 are as follows:

	Six months ended June 30,
(Dollars in thousands)	2003	2002
	(Unaudited)	(Unaudited)
Operating activities	$2,400	$1,144
Investing activities	(14)	(175)
Financing activities	(2,054)	(1,027)

              Cash flows provided by operating activities increased to $2,400,00 during the six months ended June 30, 2003, as compared to $1,144,000 during the same period last year. The change is primarily due to a decrease in inventory of $1,505,000 during the first six months of 2003, as compared to a decrease of $330,000 during the same period last year. Additionally, the overall increase in operating cash flow was affected by a decrease in accounts receivable of $523,000 during the first six months of 2003, as compared to an increase of $498,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

              Cash flows used in investing activities was $14,000 during the six months ended June 30, 2003 compared to $175,000 during the same period last year. Cash flows from investing activities may change significantly in the following three months due to the probable sale of one of the Company’s buildings (see Subsequent Events below).

              Cash flows used in financing activities increased to $2,054,000 from $1,027,000 during the six months ended June 30, 2003 and 2002, respectively.

              Inventory is included in current assets, however, it may take over one year for the inventory to turn and therefore may not be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

              We believe that funds generated from operations and issuance of debt or equity securities will be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until principal payments are due under the outstanding subordinated notes.

         As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Subsequent Events

         As of August 11, 2003, the Company has closed escrow on the sale of its former office/warehouse facility for $1,800,000.

         The Company received notice that it’s not in compliance with The Nasdaq National Market continued listing requirements. Nasdaq is allowing the Company through August 19, 2003 to regain compliance. If the Company cannot demonstrate compliance before that date, Nasdaq staff may notify the Company of a determination to delist the Company’s securities. If an initial delisting decision is made by the staff, the Company may appeal the decision as permitted by Nasdaq rules. Nasdaq also stated that the Company may apply to transfer its securities to The Nasdaq SmallCap Market before August 19, 2003. In response to this Nasdaq notification, as of August 7, 2003, the Company plans to apply for listing on the Nasdaq SmallCap Market and retain its ticker symbol of TAIT.

As of the date of this report, the Company has listed for sale its office building facility located in Taipei, Taiwan.

Item 3.	Controls and Procedures

         As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

         There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

                        None.

Item 2.	Changes In Securities.

                        As of August 7, 2003, the Company plans to apply to transfer its Class A securities from the NASDAQ National Market to the NASDAQ SmallCap Market and retain its ticker symbol of TAIT.

Item 3.	Defaults Upon Senior Securities.

                        See Part I Item 1 - Note 3 and Part I Item 2 - “MANAGEMENT’S DISCUSSION AND ANALYSIS - Revolving Line of Credit Facility.”

Item 4.	Submission of Matters to a Vote of Security Holders.

                        None.

Item 5.	Other Information.

                        None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.29	Subordinated Promissory Note, Dated June 23, 2003, between Registrant and K.S. Best International Co., Ltd.

(b)	Reports on Form 8-K:

None.

SIGNATURES

                              In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2003	By:	/s/ STEWART WANG Stewart Wang Chief Executive Officer, Director, Chief Financial Officer and Principal Accounting Officer.