Form 10QSB
period 2003-09-30
TAITRON COMPONENTS INC
filed 2003-11-14
CIK 942126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on November 10, 2003
Class A Common Stock, $.001 par value	4,886,571
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$687	$326
Trade accounts receivable, net	1,171	2,009
Income tax receivable	–	310
Inventory, net	22,348	24,314
Prepaid expenses	184	252
Deferred income taxes	–	220
Other current assets	85	128

Total current assets	24,475	27,559
Property and equipment, net	4,964	6,383
Other assets	169	172

Total assets	$29,608	$34,114

Liabilities and Shareholders’ Equity
Current liabilities:
Revolving line of credit	$–	$3,935
Current portion of long term debt	69	91
Trade accounts payable	747	1,314
Accrued liabilities and other	175	332

Total current liabilities	991	5,672
Long-term debt, less current portion	3,978	3,896

Total liabilities	4,969	9,568

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	–	–
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,886,571 and 4,945,107 shares as of September 30, 2003 and December 31, 2002, respectively.	5	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares as of September 30, 2003 and December 31, 2002.	1	1
Additional paid-in capital	10,834	10,893
Accumulated other comprehensive loss, net of tax	(19)	(35)
Retained earnings	13,818	13,682

Total shareholders’ equity	24,639	24,546

Total liabilities and shareholders’ equity	$29,608	$34,114

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,069	$3,389	$7,548	$10,674
Cost of goods sold	1,451	2,396	5,233	7,724

Gross profit	618	993	2,315	2,950
Selling, general and administrative expenses	739	955	2,356	3,319

Operating (loss) earnings	(121)	38	(41)	(369)
Gain on sale of assets	663	–	663	–
Interest expense, net	(89)	(112)	(288)	(343)
Other (expense) income, net	(11)	218	22	357

Earnings (loss) before income taxes	442	144	356	(355)
Income tax provision	220	–	220	437

Net earnings (loss)	$222	$144	$136	$(792)

Earnings (loss) per share
Basic	$.04	$.03	$.02	$(.14)

Diluted	.04	$.02	.02	$(.14)

Weighted average common shares outstanding
Basic	5,649,183	5,711,869	5,660,839	5,693,885

Diluted	6,070,183	6,324,527	6,075,839	5,693,885

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$136	$(792)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	316	414
Amortization of debt discount related to options issued with notes payable	10	–
Provision for inventory reserves	238	340
Provision for sales returns and doubtful accounts	200	271
Gain on sale of assets	(663)	–
Provision for deferred income taxes	220	528
Changes in assets and liabilities:
Trade accounts receivable	638	(377)
Income tax receivable	310	571
Inventory	1,728	1,124
Prepaid expenses and other current assets	111	32
Other assets	3	125
Trade accounts payable	(567)	485
Accrued liabilities and other	(157)	(147)

Total adjustments	2,387	3,366

Net cash provided by operating activities	2,523	2,574

Cash flows from investing activities:
Acquisitions of property and equipment	(27)	(166)
Proceeds from sale of assets	1,793	–

Net cash provided by (used) in investing activities	1,766	(166)

Cash flows from financing activities:
Borrowing from revolving line of credit	–	2,410
Payments on revolving line of credit	(3,935)	(5,764)
Net borrowings on long-term debt and current portion	65	981
Repurchase of Class A Common Stock	(74)	(51)
Proceeds from exercise of stock options and issuance of stock	–	119

Net cash used in financing activities	(3,944)	(2,305)

Impact of exchange rate changes on cash	16	10

Net increase in cash and cash equivalents	361	113
Cash and cash equivalents, beginning of period	326	182

Cash and cash equivalents, end of period	$687	$295

Supplemental disclosure of cash flow information:
Cash paid for interest	$302	$341

Cash refunded for income taxes	$(315)	$(607)

See accompanying notes to condensed consolidated financial statements.

Taitron Components Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2003 and 2002

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

Revenue Recognition

Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended September 30, 2003 and 2002 aggregated $31,000 and $52,000, respectively and for the nine months ended September 30, 2003 and 2002 aggregated $150,000 and $203,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2003 and December 31, 2002 aggregated $141,000 and $135,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,596,000 and $1,083,000 at September 30, 2003 and December 31, 2002, respectively.

Deferred Taxes

The Company reviews the nature of each component of its net deferred income tax assets for an assessment of future realization. The Company has fully reserved against its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Loss Per Share

Common equivalent shares of approximately 646,000 for the nine months ended September 30, 2002 are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Accordingly, under SFAS No. 123, the Company’s net earnings (loss) and diluted earnings (loss) per share for the quarter and nine months ended September 30, 2003 and September 30, 2002, would have been changed to the pro forma amounts indicated below:

		Three Month Period Ended September 30,		Nine Month Period Ended September 30,
		2003	2002	2003	2002
Net earnings (loss)	As reported	$222	$144	$136	$(792)
	Pro Forma	$235	$137	$174	$(812)
Diluted earnings (loss) per share	As reported	$.04	$.02	$.02	$(.14)
	Pro Forma	$.04	$.02	$.03	$(.14)

At September 30, 2003, the number of options exercisable was 417,000 and weighted average exercise prices of those options were $2.12.

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

(3) Revolving Line of Credit

As of September 30, 2003, the Company has completed the repayment of this revolving line of credit facility. This credit facility originally matured on December 31, 2002, with the bank also previously indicating that no further borrowings would be made available.

(4) Long-Term Debt

Long-term debt is summarized as follows:

	September 30, 2003	December 31, 2002
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	$2,578,000	$2,625,000
Subordinated note, due September 30, 2005, bearing an interest rate of 4.75% per annum.	1,000,000	1,000,000
Subordinated note, due February 20, 2006, bearing an interest rate of 4.75% per annum.	500,000	–
Note payable collateralized by real property, due December 1, 2013, bearing an interest rate of 6.359% per annum.	–	388,000

	4,078,000	4,013,000
Less current maturities	(69,000)	(91,000)

	4,009,000	3,922,000
Less unamortized debt discount	(31,000)	(26,000)

	3,978,000	3,896,000

The subordinated note of $1,000,000 bearing interest at 4.75% is due to K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer.

In connection with the subordinated notes of $1,000,000 and $500,000 bearing interest at 4.75%, the Company issued 100,000 and 50,000 stock options, respectively, with relative estimated fair values of $29,000 and $15,000, respectively. Such amounts have been presented as debt discounts and accreted through periodic interest charges through the maturity date of these notes.

(5) Subsequent Events

As of the date of this report, the Company has continued listing for sale or lease, its office building facility located in Taipei, Taiwan.

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

The Company’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows the Company to fill customer orders immediately from stock held in inventory. Since demand remains weak resulting from an overall economic slowdown and excess product availability, the Company continued to focus on lowering its inventory balances and changing the product mix. As such, inventory levels decreased throughout the current period from $24,314,000 as of December 31, 2002 to $22,348,000 as of September 30, 2003, including a non-cash provision of approximately $238,000 during the current nine month period ending September 30, 2003 to increase the Company’s inventory reserves. Since demand continued to be weak throughout the current period, the Company expects to continue lowering inventory balances throughout 2003.

In accordance with accounting principles generally accepted in the United States, management has classified inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.

Our gross profit margins in general have been stable mainly because our purchasing price decrease has offset the selling price erosion in the down market. Our gross profit margins are subject to a number of factors, including product demand, a strong US dollar, manufacturer’s price protection programs, our ability to purchase inventory at favorable prices and our sales product mix, all of which could adversely impact margins. There are no assurances that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, its possible that further declines in our carrying values of inventory could result.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the quarters ended September 30, 2003 and 2002 were $31,000 and $52,000, respectively and for the nine months ended September 30, 2003 and 2002 aggregated $150,000 and $203,000 respectively. The allowance for sales returns and doubtful accounts at September 30, 2003 and December 31, 2002 were $141,000 and $135,000, respectively. The Company reviews the actual sales returns and bad debts for its customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. The Company had inventory balances in the amounts of $22,348,000 and $24,314,000 at September 30, 2003 and December 31, 2002, respectively, which are presented net of valuation allowances of $1,596,000 and $1,083,000 at September 30, 2003 and December 31, 2002, respectively. The Company evaluates inventories to identify excess, high cost, slow-moving, or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, the Company relies upon its contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, and/or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – The Company reviews the nature of each component of its net deferred income tax assets for an assessment of future realization. The Company has fully reserved for its deferred income tax assets, as management could not determine that it was more likely than not such assets would be realized.

Revolving Line of Credit Facility

The Company has completed the repayment of its revolving line of credit facility. This credit facility originally matured on December 31, 2002, with the bank also previously indicating that no further borrowings would be made available.

Results of Operations

Three month Period Ended September 30, 2003 Compared To The Three month Period Ended September 30, 2002.

Net sales for the three months ended September 30, 2003 were $2,069,000, compared with $3,389,000 for the same period last year, a decrease of $1,320,000 or 39%. The decrease is primarily due to an industry-wide decrease in demand for discrete and passive and semiconductor components.

Cost of goods sold for the quarter ended September 30, 2003 decreased to $1,451,000 from $2,396,000 for the same period last year, a decrease of $945,000 or 39%. Consistent with the decrease in net sales, cost of goods sold decreased, however at a faster rate, resulting in gross profit increasing as a percentage of net sales to 29.9% for the quarter ended September 30, 2003 from 29.3% for the same period last year. Gross profit decreased by $375,000 to $618,000 for the quarter ended September 30, 2003 from $993,000 for the same period in 2002. Included with cost of sales are provisions for inventory reserves of $82,000 and $75,000 during the quarters ended September 30, 2003 and 2002, respectively.

Selling, general and administrative (“SG&A”) expenses decreased by $216,000 or 22.6% for the quarter ended September 30, 2003 compared to the same period of 2002. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $130,000, with no other individual item significantly impacting the change during the quarter ended September 30, 2003. The corresponding average employee base declined to 34 from 40 employees, which represents a 15% reduction in overall workforce. As a percentage of net sales, SG&A increased to 35.7% from 28.2% for the three months ended September 30, 2003 and 2002, respectively.

Operating losses were $121,000 for the quarter ended September 30, 2003 as compared to operating earnings of $38,000 for the same period last year. Operating results decreased primarily from lower gross profits and lower net sales, as discussed above.

Interest expense, net of interest income, for the quarter ended September 30, 2003 decreased by $23,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

Income tax provision was $220,000 during the quarter ended September 30, 2003 as compared to no income tax provision nor benefit for the same period last year. The current period income tax provision is a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the quarter ended September 30, 2003.

Net earnings were $222,000 for the quarter ended September 30, 2003 as compared with $144,000 for the same period last year. The increase was a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the quarter ended September 30, 2003. Also, during the prior period, the Company recorded $200,000 of non-operating income received from a tenant at our former warehouse facility, to immediately terminate a three year lease, originally scheduled to expire on April 30, 2004. Without recording these other non-operating income items, the Company would have recorded net losses for both the current and prior year periods.

Nine month Period Ended September 30, 2003 Compared To The Nine month Period Ended September 30, 2002.

Net sales for the nine months ended September 30, 2003 were $7,548,000 compared with net sales for the nine months ended September 30, 2002 of $10,674,000, a decrease of $3,126,000 or 29.3%. The decrease is primarily due to an industry wide decrease in demand for discrete semiconductors.

Cost of goods sold decreased by $2,491,000 to $5,233,000 for the nine months ended September 30, 2003, a decrease of 32.3% from the same period in 2002. Consistent with the decrease in net sales, cost of goods sold decreased, however at a faster rate, resulting in gross profit increasing as a percentage of net sales to 30.7% for the first nine months of this year from 27.6% for the same period last year. Gross profit decreased by $635,000 to $2,315,000 for the nine months ended September 30, 2003 from $2,950,000 for the same period in 2002. Also contributing to the decrease in gross profit was a provision for inventory reserves of $238,000 and $340,000 during the nine months ended September 30, 2003 and 2002, respectively.

SG&A expenses decreased by $963,000 or 29% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease is primarily attributable to cost cutting measures consistently implemented during the last twelve months. As a result, personnel-related expenses decreased by $616,000, with no other individual item significantly impacting the change during the nine months ended September 30, 2003. The corresponding average employee base declined to 33 from 42 employees, which represents a 21% reduction in overall workforce. As a percentage of net sales, SG&A remained consistently 31% for the nine months ended September 30, 2003 and 2002.

Operating loss was $41,000 for the nine months ended September 30, 2003 as compared to an operating loss of $369,000 for the same period ended September 30, 2002. The operating loss decreased primarily due to the cost cutting measures, as discussed above.

Interest expense, net of interest income for the nine months ended September 30, 2003 decreased by $55,000 compared to the nine months ended September 30, 2002. The decrease is primarily due to lower outstanding borrowing levels incurred during the current period, when compared to the same period last year.

Income tax provision was $220,000 during the nine months ended September 30, 2003 as compared to $437,000 for the same period last year. The current period income tax provision is a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the nine months ended September 30, 2003.

Net earnings was $136,000 for the nine months ended September 30, 2003 compared to a net loss of $792,000 for the same period in 2002, an increase of $928,000 resulting from the same reasons discussed above. Without recording a $663,000 gain on sale of its former warehouse facility, the Company would have recorded a net loss for the current nine months ended September 30, 2003.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes, sale of assets and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2003 and 2002 are as follows:

	Nine months ended September 30,
(Dollars in thousands)	2003	2002
	(Unaudited)	(Unaudited)
Operating activities	$2,523	$2,574
Investing activities	1,766	(166)
Financing activities	(3,944)	(2,305)

Cash flows provided by operating activities decreased to $2,523,000 during the nine months ended September 30, 2003, as compared to $2,574,000 during the same period last year. The overall decrease was affected by a decrease in inventory of $1,728,000 during the first nine months of 2003, as compared to a decrease of $1,124,000 during the same period last year. Additionally, the change was affected by a decrease in accounts receivable of $638,000 during the first nine months of 2003, as compared to an increase of $377,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

Cash flows provided by investing activities was $1,766,000 during the nine months ended September 30, 2003 compared with cash flows used of $166,000 during the same period last year. The change is due to completing the sale of the Company’s former warehouse facility during the nine months ended September 30, 2003.

Cash flows used in financing activities increased to $3,944,000 from $2,305,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase was primarily the result of using the net proceeds from the sale of assets for repaying current debt obligations.

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

Subsequent Events

As of the date of this report, the Company has continued listing for sale or lease, its office building facility located in Taipei, Taiwan.

Item 3. Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes In Securities.

As of August 29, 2003, the Company transferred its Class A securities from the NASDAQ National Market to the NASDAQ SmallCap Market and retained its ticker symbol of TAIT.

Item 3. Defaults Upon Senior Securities.

See Part I Item 1 – Note 3 and Part I Item 2 – “MANAGEMENT’S DISCUSSION AND ANALYSIS – Revolving Line of Credit Facility.”

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

TAITRON COMPONENTS INCORPORATED

Date:	November 14, 2003	By:	/s/ STEWART WANG
Stewart Wang Chief Executive Officer, Director, Chief Financial Officer and Principal Accounting Officer.