Form 10KSB
period 2003-12-31
TAITRON COMPONENTS INC
filed 2004-03-29
CIK 942126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED

(Name of Small Business Issuer in Its Charter)

California	95-4249240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California 91355-4162

(Address of Principal Executive Offices, Zip Code)

(Issuer’s Telephone Number, Including Area Code) (661) 257-6060

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A common stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Registrant’s revenues for its most recent fiscal year:    $9,479,000

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2004 was $8.3 million.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 1, 2004
Class A common stock, $.001 par value	4,687,299
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to registrant’s Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

FORWARD-LOOKING STATEMENTS

This document, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve a number of risks and uncertainties. Forward-looking statements are usually denoted by words or phrases such as “believes,” “expects,” “thinks,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward-looking statements that could cause the forward-looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in this document. In addition to the other information contained in this document, readers should carefully consider the information appearing in Part II, Item 6 of this document under the heading “Cautionary Statements and Risk Factors.”

References to “Taitron,” “the Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Taitron Components Incorporated is a national distributor of electronic components, primarily focused on discrete semiconductors, optoelectronic devices and passive components. Taitron’s “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of its customers. At December 31, 2003, Taitron’s inventory consisted of over 1.4 billion components. Taitron currently distributes over 14,000 different products manufactured by more than 50 different suppliers. Taitron’s per unit sales price of components sold during the year ended December 31, 2003 averaged approximately 1.7 cents. Taitron was incorporated in California in December 1989.

Discrete semiconductors are basic electronic building blocks. One or more different types of discrete semiconductors generally are found in the electronic or power supply circuitry of products as diverse as automobiles, televisions, radios, telephones, computers, medical equipment, airplanes, industrial robotics and household appliances. The term “discrete” is used to differentiate those single function semiconductor products which are packaged alone, such as transistors or diodes, from those which are “integrated” into microchips and other integrated circuit devices.

The U.S. electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors) and electromechanical, interconnect and computer products. Taitron focuses its efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the component market. Taitron believes that it is the only distributor concentrating efforts principally on the discrete semiconductor market.

Taitron has continued to be impacted by the severe decline in demand from the U.S. market, which began in late 2000. As a result, Taitron has continued to experience declining sales since early 2001. In response to this declining demand, Taitron expects to increase its sales to existing customers through further expansion of the number of different types of discrete components and other non-integrated circuit components in its inventory and by attracting additional CEMs, OEMs and electronics distributor customers. In addition to traditional component fulfillment, Taitron also plans to reposition its market role into value–added engineering services for the existing OEM and CEM customers through partnership agreements with offshore solution providers, such as Princeton Technology Corporation, a company controlled by a Taitron director, and Orchard Electronics Corporation Ltd., both Taiwan–based companies.

Discrete Semiconductors

Semiconductors can be broadly divided into two categories - discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits, such as microprocessors and other “chips,” which can contain from a few to several million transistors and other elements in a single package, and usually are designed to perform complex tasks.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, Taitron offers optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. Taitron markets these optoelectronic devices and passive components through the same channels, as the discrete semiconductors. Sales of optoelectronic devices and passive components were 39% and 36% of Taitron’s total sales for the years ended December 31, 2003 and 2002, respectively. During 2003, Taitron purchased inventory of $1,313,000 and $814,000 of passive and optoelectronic components, respectively, to facilitate the sales of these components.

Electronic Distribution Channels

Electronic component manufacturers, which we refer to as suppliers, sell components directly to contract electronic manufacturers (CEMs) and to original equipment manufacturers (OEMs), as well as to distributors. The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach smaller and medium-sized CEMs and OEMs, as well as smaller distributors. Many suppliers consider electronic distributors to be an integral part of their businesses. As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in finished goods inventories and accounts receivable. By having geographically dispersed selling and delivery capabilities, distributors are often able to serve smaller and medium-sized companies more effectively and economically than can the supplier.

Electronic distributors are also important to CEMs and OEMs. CEMs and OEMs frequently place orders which are of insufficient size to be placed directly with the suppliers or require delivery schedules not available from suppliers. Distributors offer product availability, selection and more rapid and flexible delivery schedules keyed to meet the requirements of their CEMs and OEM customers. Also, they often rely upon electronic distributors to provide timely, knowledgeable access to electronic components.

There is also pressure on the suppliers, CEMs and OEMs to maintain small inventories. Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as the goods are manufactured. CEMs and OEMs typically demand “just in time” delivery — receipt of their requirements immediately prior to the time when the components are to be used. Distributors fill this niche.

Most large distributors tend to be broad line distributors, carrying various different categories of electronic products, and usually focus their resources on the fastest selling products in each category that they distribute. Taitron believes that it is the only distributor which concentrates its efforts primarily on the discrete semiconductor market.

Strategy

Since Taitron was founded in 1989, its goal has been to become one of the leading distributors of discrete semiconductors in North America. Taitron initially gained market share by concentrating on selling discrete semiconductors at competitive prices. Since 1997, Taitron has marketed itself as a “discrete components superstore,” with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of products. In creating the “superstore” strategy, Taitron has attempted to develop a more efficient link between suppliers and the smaller and medium-sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of the Taitron’s strategy include:

Inventory. Taitron’s core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows Taitron to fill customer orders immediately from stock held in inventory. Taitron believes that its most important competitive advantage is the depth of its inventory. Unlike other distributors who carry only the best-selling discretes, Taitron’s entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. However, since demand remained weak throughout 2003, Taitron is focusing on lowering its inventory balances in 2004 and changing its product mix. With immediate availability of a wide selection of products and brands, Taitron believes that sales may grow if the market rebounds. See Part II, Item 6 – “Management’s Discussion and Analysis - Liquidity and Capital Resources”.

Strategic Purchasing. When the opportunity presents itself, Taitron makes opportunistic purchases of a supplier’s uncommitted inventory in order to take advantage of favorable pricing. Taitron also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. When possible, Taitron attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers. See “Part II, Item 6 – Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations”.

Engineering Services. Taitron anticipates the development of an engineering service business to support our existing OEM and CEM customers by outsourcing their product design and assembly work offshore. Strategic allies such as Princeton Technology Corporation, a company controlled by a Taitron director, and Orchard Electronics Corporation Ltd., both Taiwan–based companies, will help develop and facilitate this outsourcing program.

Master Distributor. Taitron distributes electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders. With its higher volume, lower cost inventory, Taitron acts as a master distributor for certain of its component suppliers. Taitron estimates that approximately 35% of its sales are a direct result of being a master distributor.

Preferred Distributors. In 1998, Taitron developed a Preferred Distributor Agreement with certain of its distributor customers to promote a much stronger business relationship. Under this agreement, Taitron’s preferred distributors provide point of sales (POS) reports which identify the distributor’s customers and Taitron provides the preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, Taitron has entered into Preferred Distributor Agreements with over 60 distributors. Going forward, Taitron expects to be more selective in renewing some of the 60 preferred distributors to new agreements based on geographical regions and also to better focus support of new products and sales programs.

Support Smaller Distributors, CEMs and OEMs. Taitron focuses its marketing efforts on smaller contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there have been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for Taitron since suppliers do not usually direct sales efforts toward smaller and medium-sized CEMs and OEMs and often the larger distributors no longer adequately service smaller customers. Taitron believes that its strategic purchasing policies enable Taitron to provide smaller and medium-sized CEMs and OEMs and distributors competitive prices while maintaining adequate profit margins. Taitron generally does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories. Taitron also offers its customers a limited range of value–added services such as cutting and forming, quality monitoring and product source tracing. Taitron intends to grow through further expansion of the types and brands of products in its inventory and by expanding its direct sales force geographically to attract additional electronics distributors, CEMs and OEMs. See “Business - Sales and Marketing Channels.”

Relationships with Suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. Since 2001, Taitron has been aggressively pursuing new distribution agreements that provide Taitron with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if either the supplier or distributor terminates the distribution agreement. Taitron also believes that it has been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and price fluctuations) in order to obtain better pricing. See “Part II, Item 6 – Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations” and “Business – Suppliers”.

Low-Cost “PSD” Brand. Since October 2001, Taitron introduced a low-cost commodity semiconductor PSD line from a few strategic suppliers. The expected higher demand and faster turn of the PSD brand should help reduce carrying costs and offer Taitron’s preferred distributors and selective customers the most competitive price in the current market. Sales of the PSD brand were approximately $116,000 and $100,000 in 2003 and 2002, respectively.

Reliable One Stop Shopping. Taitron offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must purchase these devices and components. Taitron provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of its large inventory, Taitron often can fill a significant portion, or all, of a customer’s order from stock. Historically, Taitron has been able to fill most of its customers’ orders within 24 hours and in compliance with their requested delivery schedules. See “Part II Item 6 - Management’s Discussion and Analysis - Results of Operations”, “Business - Customers” and “Business - Sales and Marketing Channels”.

Products

Taitron markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products. At December 31, 2003, Taitron’s inventory contained over 1.4 billion separate components and over 14,000 distinct products. In 2003, the average per unit sales price of the products sold by Taitron was approximately 1.7 cents.

In 2003, Taitron purchased products from over 50 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, KEC America Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors – Suppliers”, “Business - Customers” and “Business – Suppliers”.

Discretes are categorized based on various factors, including capacity, construction, fabrication and function. The products sold by Taitron include:

Rectifiers. Rectifiers generally are utilized in power supply and other high power applications to convert alternating current to direct current. Taitron sells a wide variety of rectifiers, including silicon rectifiers, fast efficient rectifiers, schottky rectifiers, glass passivated rectifiers, fast efficient glass passivated rectifiers, silicon bridge rectifiers, fast recovery, glass passivated bridge rectifiers and controlled avalanche bridge rectifiers.

Diodes. Diodes are two-lead semiconductors that only allow electric current to flow in one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by Taitron include switching diodes, varistor diodes, germanium diodes and zener diodes.

Transistors. Transistors are used in, among other applications, the processing or amplification of electric current and electronic signals, including data, television, sound and power. Taitron currently sells many types of transistors, including small signal transistors, power transistors and power MOSFETS.

Optoelectronic Devices. Optoelectronic devices are solid state products which provide light displays (such as LEDs), optical links and fiber-optic signal coupling. Applications vary from digital displays on consumer video equipment to fiberoptic transmission of computer signals to pattern sensing for regulation, such as is found in automobile cruise controls. Optoelectronic devices generally are not classified as discrete semiconductors or integrated circuits, although they incorporate semiconductor materials.

Passive Components. Passive components are a type of electronic component manufactured with non-semiconductor materials. Passive components such as resistors, capacitors and inductors are used in electronic circuitry but they do not provide amplification. Passive components are basic electronic components found in virtually all electronic products.

The products distributed by Taitron are mature products that are used in a wide range of commercial and industrial products and industries. Taitron believes that a majority of the products it distributes are used in applications where integrated circuits are not viable alternatives. As a result, Taitron has not experienced any material amount of product obsolescence, and does not expect to experience any material amount of product obsolescence in the foreseeable future. Taitron cannot assure you that over time the functions for which discretes are used will not eventually be displaced by integrated circuits.

Taitron conducts limited quality monitoring of its products. Taitron purchases products from reliable manufacturers who provide warranties for their products that are common in the industry. Also, Taitron is certified according to the International Standardization Organization (ISO) and maintains its Certificate under the quality standard ISO 9001:2000.

Taitron’s distribution originates from a 55,000 square-foot owned facility located in Santa Clarita, California. Taitron utilizes a computerized inventory control/tracking system which enables Taitron to quickly access its inventory levels and trace product shipments. See Item 2 - “Properties.”

Customers

Taitron markets its products to distributors, CEMs and OEMs. Taitron believes that its strategic purchasing policies allow Taitron to provide smaller and medium-sized distributors, CEMs and OEMs competitive prices while maintaining an adequate profit margin. As a rule, Taitron does not impose minimum order limitations on its customers, which enables smaller customers to avoid the cost of carrying large inventories. See “Business - Strategy.”

During 2003, Taitron distributed its products to over 1,000 customers. For the years ended December 31, 2003 and 2002, no one customer accounted for more than 3.7% and 5.8%, respectively, of Taitron’s net sales. Taitron does not believe that the loss of any one customer would have a material adverse effect on its business.

Historically, distributors have accounted for a much larger percentage of Taitron’s net sales than CEMs and OEMs. However, as Taitron has expanded its customer base, Taitron’s customer mix has become more balanced, and now CEMs and OEMs account for a larger percentage of Taitron’s net sales. In 2003, distributors represented approximately 35% and both CEMs and OEMs together represented approximately 50% of Taitron’s net sales. The remaining 15% sales represented other brokers, exporters and overseas customers.

Taitron historically has not required its distributor customers to provide any point of sale reporting and therefore Taitron does not know the different industries in which its products are sold by its distributor customers. However, based on its sales to CEMs and OEMs, Taitron believes that no one industry accounted for a majority of the applications of the products sold in 2003 or 2002.

Taitron offers its customers inventory support which includes carrying inventory for their specific needs and providing free samples of the products Taitron distributes. Taitron also offers its customers a limited range of value-added services, such as wire or lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value-added services have not been material to Taitron’s business or results of operations.

Taitron believes that exceptional customer service and customer relations are key elements of its success, and trains its sales force to provide prompt, efficient and courteous service to all customers. See “Business - Sales and Marketing Channels.” Taitron has the ability to ship most orders the same day they are placed and, historically, most of its customers’ orders have been shipped within the requested delivery schedule.

As Taitron’s customers grow in size, Taitron may lose its larger customers to its suppliers and as the electronics distribution industry consolidates, some of Taitron’s customers may be acquired by competitors. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors – Competition”.

Sales and Marketing Channels

As of March 1, 2004, Taitron’s sales and marketing department consisted of 12 employees. Taitron has centralized its sales order processing and customer service department into its headquarters at Santa Clarita, California. However, Taitron retains outside sales account managers in the states of Massachusetts and Georgia. Taitron’s inside sales and customer service departments are divided into regional sales territories throughout North America. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with Taitron’s independent sales representatives and preferred distributors.

Taitron also supplies products to national distributors who share franchised lines with Taitron. These national distributors usually have many office locations throughout the United States and are larger than Taitron. Taitron serves the national distributors by providing easy access to discrete products that they choose not to stock, as well as supporting their needs in shortage inventory situations. Sales to national distributors were $82,000 in 2003 and $137,000 in 2002.

Taitron has sales channels into Central America through its majority-owned subsidiary in Mexico City, Mexico. Central American sales were $620,000 and $874,000 in 2003 and 2002, respectively.

6

Taitron has sales channels into Asia through its branch office in Taipei, Taiwan. Sales to Asian customers were $265,000 and $626,000 in 2003 and 2002, respectively.

Taitron also has sales channels into South America through its branch office in Sao Paulo, Brazil. South American sales were $195,000 and $245,000 in 2003 and 2002, respectively.

Independent sales representatives have played an important role in developing Taitron’s client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and Taitron’s network of independent sales representatives are responsive to these needs. Independent sales representatives are primarily responsible for face-to-face meetings with Taitron’s customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographic territory. Historically, sales representatives were paid a commission of 5% on all sales made in their territory, regardless of whether they were involved in the sales process. However, since 1998, sales representatives have not been compensated for sales made to non-preferred distributors. Taitron believes that this commission policy directs independent sales representatives’ attention to CEMs, OEMs and preferred distributors, thereby increasing Taitron’s market share with end users. Taitron and its independent sales representatives also jointly advertise and participate in trade shows. Taitron utilized 10 independent sales representatives during 2003 to develop new OEM customers and to provide a more direct link to existing OEM customers.

Taitron provides customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

To attract new customers, Taitron has advertised in national industry publications such as Electronic Buyer’s News, EEM Local Sources, Electronic Source Book and, in Canada, Electronic Products and Technology. Taitron also participates in regional and national trade shows and jointly advertises with suppliers and independent sales representatives.

Suppliers

Taitron believes that it is important to develop and maintain good relationships with its suppliers. Historically, Taitron did not have long-term supply, distribution or franchise agreements with its suppliers, but instead cultivated strong working relationships with each of its suppliers. However, since 1997, Taitron has entered into franchise agreements with certain of its suppliers. The franchise agreements have terms from one to two years with inventory and price protection programs. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers”.

In order to facilitate good relationships with its suppliers, Taitron typically will carry a complete line of each supplier’s discrete products. Taitron also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows. Taitron generally orders components far in advance, helping suppliers plan their production. Outstanding commitments to purchase inventory from suppliers as of March 1, 2004 were approximately $1.2 million. In addition, Taitron has distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations” and “Business – Strategy”.

Taitron purchases components from over 50 different suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc. Taitron is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix. Also, Taitron’s relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more distribution relationships with a supplier might have a material adverse effect on Taitron and its results of operations. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers”.

For the year ended December 31, 2003, the following suppliers, Samsung Electro-Mechanics Co., General Semiconductor Inc., Vishay Americas Inc. and Everlight Electronics Co, Ltd., accounted for approximately 32% of Taitron’s net purchases. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers.”

Competition

Taitron operates in a highly competitive environment. Taitron faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers. Many of Taitron’s competitors are more established and have greater name recognition and financial and marketing resources than Taitron. Taitron believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services. Taitron believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. To Taitron’s knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does Taitron. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on smaller and medium-sized OEMs and distributors, which constitute the vast majority of Taitron’s customers. However, as Taitron’s customers increase in size, component manufacturers may find it cost effective to focus direct sales efforts on those customers, which could result in the loss of customers or decreased selling prices. See “Part II, Item 6 - Management’s Discussion and Analysis - Cautionary Statements and Risk Factors - Competition” and “Business - Electronic Distribution Channels”.

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

Warehouse Management System

Since 1998, Taitron has invested over $160,000 in a warehouse management system. This wireless, fully bar-coded warehouse tracking system greatly enhances the processing speed, accuracy of product quantity and location control within the warehouse. It also reduces potential errors and accelerates the delivery of components to customers. During 2003, custom programming was completed linking the warehouse management system with Taitron’s Oracle applications system. Taitron continues to develop custom programs to improve its warehouse management system.

Foreign Trade Regulation

A large portion of the products distributed by Taitron are manufactured in Asia, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on Taitron’s business and results of operations.

Many of Taitron’s suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial difficulties. Although local currencies have stabilized, the U.S. dollar’s strength compared with Asian currencies further may reduce exports to Asia in the future. Sales to Asian customers were 2.8% and 4.5% of Taitron’s total sales in 2003 and 2002, respectively. Conversely, Taitron believes that the weaker Asian currencies actually may benefit Taitron in the short-term by providing opportunities for Taitron to purchase products at lower prices.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on Taitron’s business. Taitron’s ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While Taitron does not believe that any of these factors adversely impact its business at present, Taitron cannot assure you that these factors will not materially adversely affect Taitron in the future. Any significant disruption in the delivery of merchandise from Taitron’s suppliers, substantially all of whom are foreign, could have a material adverse impact on Taitron’s business and results of operations. See “Part II, Item 6 - Management’s Discussion and Analysis — Cautionary Statements and Risk Factors - Foreign Trade Regulation.”

Employees

At March 1, 2004, Taitron had a total of 29 employees, all of whom are employed on a full time basis. None of Taitron’s employees are covered by a collective bargaining agreement and Taitron considers its relations with its employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

Taitron maintains a website with the address www.taitroncomponents.com. Taitron is not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-KSB. Taitron makes available free of charge through this website its annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files that material with, or furnish the material to, the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY.

Taitron owns a 55,000 square-foot building located in Santa Clarita, California, which is subject to a mortgage held by a bank. The mortgage has an outstanding principal balance of $2,430,000 at March 1, 2004 and is due December 31, 2009. Pursuant to this mortgage, monthly payments of $20,312 are required, which include interest at 6.875% per annum. Taitron’s executive and administrative offices occupy approximately 12,000 square feet of the Santa Clarita facility, with the remaining 43,000 square feet constituting warehouse space. The facility is adequately covered by insurance (except earthquake coverage) and there are, at present, no significant plans or needs for renovation or improvement.

During 1998, Taitron invested $519,000 in its Taiwan office, principally for the acquisition of office and warehouse space. Taitron owns this property, which is currently leased to an unrelated tenant through October 31, 2004. Taitron does not have a policy of investing in real property.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, Taitron may become involved in legal proceedings from time to time. As of March 1, 2004, Taitron was not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of Taitron during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our Class A common stock currently trades on the Nasdaq Smallcap Market under the symbol “TAIT.” On August 29, 2003, we transferred our equity securities to the Nasdaq Smallcap Market from the Nasdaq National Market in order to comply with certain continued listing requirements.

The following table sets forth the range of high and low sales prices per share for the Class A common stock as quoted on the Nasdaq Smallcap Market since August 29, 2003 and on the Nasdaq National Market prior thereto, for the periods indicated:

	High	Low
Year Ended December 31, 2002
First Quarter	$1.86	$0.80
Second Quarter	1.72	1.12
Third Quarter	1.55	1.15
Fourth Quarter	1.49	1.00

	High	Low
Year Ended December 31, 2003
First Quarter	1.37	0.94
Second Quarter	1.40	1.00
Third Quarter	2.00	0.95
Fourth Quarter	3.25	1.31

Year Ended December 31, 2004
First Quarter (Through March 1, 2004)	2.49	1.98

Holders

At March 1, 2004, there were 45 holders of record of our Class A common stock and one holder of our Class B common stock. We believe there is approximately 600 additional beneficial holders of our Class A common stock.

Dividends and Dividend Policy

We have not declared any cash dividends on our common stock and do not expect to do so in the near future. We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future. See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities Authorized Under Equity Compensation Plans

In March 1995, we established the 1995 Stock Incentive Plan expiring in March 2005. This plan provides for the issuance of an aggregate incentive stock option for 1,080,000 shares, non-statutory options or stock appreciation rights to directors, officers and other employees of the Company.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation
Equity compensation plans approved by security holders	567,899	$1.84	417,121
Equity compensation plans not approved by security holders	—	—	—

Total	567,899	$1.84	417,121

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2003 that were not registered under the Securities Act.

Repurchase of Equity Securities

During the fourth quarter 2003, we repurchased 59,000 shares of our Class A common stock in open market transactions for an aggregate amount of $124,000.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 7 of this report. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward-looking statements that could cause the forward-looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in this report. In addition to the other information contained in this report, readers should carefully consider the following information appearing under the heading “Cautionary Statements and Risk Factors.”

Overview

Taitron distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate them in their products.

We believe that demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999 caused in part by the overall economic slowdown and excess product availability. From mid-1999 through most of 2000, demand increased as a result of industry-wide shortages. However, the industry-wide shortages began to diminish towards the end of 2000 and demand through today has drastically declined. In addition to the general economic slowdown, we believe the declining demand in the U.S. market also has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for the existing OEM and CEM customers. We intend to form strategic business partnerships with a few selected existing customers and provide them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see some new opportunities and results from these additional services during 2004.

Our core strategy still includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to our competitors. This strategy allows us to fill customer orders immediately from stock held in inventory. Since demand remained weak throughout 2003, we focused on lowering our inventory balances and changing our product mix. As a result, inventory levels decreased throughout the year by $4,598,000, including a non-cash provision of approximately $487,000 during 2003 to increase our inventory reserves. However, during the first quarter of 2004, we have experienced some business improvement in shipments and bookings and the lead time of components has been stretching out with prices steadily increasing. Under these recent market condition changes and the results of our cost-cutting efforts accomplished during the past few years, we believe these factors will help us return to profitability in 2004.

In accordance with Generally Accepted Accounting Principles, management has classified inventory as a current asset in the Company’s December 31, 2003, consolidated financial statements. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Since the beginning of 2001, our gross profit margins in general have been stable or slightly increased mainly because our purchasing price decreases have more than offset the selling price erosion in the down market. Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, manufacturer’s price protection programs, our ability to purchase inventory at favorable prices and our sales product mix.

Critical Accounting Policies and Estimates

Use of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements included in Item 7 of this report in conformity with generally accepted accounting principles. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the year ended December 31, 2003 were $169,000 compared to $225,000 for 2002. The allowance for sales returns and doubtful accounts at December 31, 2003 were $167,000. We review the actual sales returns and bad debts for our customers and establishes an estimate of future returns and allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $19,716,000 at December 31, 2003, which is presented net of valuation allowances of $949,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to the continued net losses, we have fully reserved a $652,000 allowance against our net deferred tax assets.

Results of Operations

The Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net sales for the year ended December 31, 2003 were $9,479,000 compared with $13,816,000 in the prior year, a decrease of $4,337,000 or 31.4%. This decrease was primarily due to an industry-wide decrease in demand for discrete semiconductors and passive components resulting from an overall economic slowdown. However, the decrease in demand primarily affected only a decrease in discrete component sales of $3,131,000, when comparing $5,778,000 and $8,909,000 for the years 2003 and 2002, respectively. Discrete components sales comprised approximately 61% and 64% of net sales during the years ended December 31, 2003 and 2002, respectively.

Cost of goods sold decreased by $3,084,000 to $6,838,000 for the year ended December 31, 2003, a decrease of 31.1% from 2002. Cost of goods sold decreased primarily as a result of a decrease in the overall net sales, though at a slower rate resulting in gross profits decreasing as a percentage of net sales to 27.9% for the current year from 28.2% in the prior year. The decrease in gross profit percentage during 2003 was primarily due to higher non-cash inventory write-offs of approximately $487,000, as compared to $415,000 of non-cash inventory write-offs in the prior year. Gross profits decreased by $1,253,000 to $2,641,000 for the current year from $3,894,000 in the prior year. The decline in gross profit dollars was primarily due to the decline in the quantity of net sales, as well as general price decreases during the year ended December 31, 2003.

Selling, general and administrative expenses decreased by $1,200,000 or 27.6% for 2003 as compared to the prior year. The decrease is primarily attributable to reducing personnel-related expenses by approximately $775,000 and depreciation and amortization, by approximately $142,000. Selling, general and administrative expenses, as a percentage of net sales, increased to 33.3% for the year ended December 31, 2003 compared to 31.5% in the prior year.

Operating losses increased by $53,000 or 11.5% for 2003, as compared to the prior year. Operating losses increased principally as a result of lower gross profits that were somewhat offset by lower selling, general and administrative expenses discussed above.

Interest expense for 2003 decreased by $99,000 as compared the prior year. The decrease is due to lower borrowing levels and lower effective average borrowing interest rates.

Income tax provision was $221,000 for 2003, as compared to $117,000 for the prior year. The change is due to the Company recording $220,000 in non-cash income tax charges for 2003, related to fully reserving its valuation allowance against its net deferred tax assets (as discussed above; see “Critical Accounting Policies and Estimates – Deferred Taxes”).

We incurred net losses of $387,000 for 2003 as compared with $680,000 for the prior year, a decrease of $293,000 or 43.1%. The decrease in net losses is primarily attributable to lower selling, general and administrative expenses, discussed above. Net loss as a percentage of net sales decreased to 4.1% from 4.9%.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term subordinated loans and the sale of equity securities. Our cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 2003 and 2002 were as follows:

	Year Ended December 31,
	2003	2002
	(in thousands)
Operating activities	$4,924	$4,273
Investing activities	1,774	(60)
Financing activities	(4,085)	(4,087)

Cash flows provided by operating activities increased to $4,924,000 during 2003, as compared to $4,273,000 in the prior year. The increase is primarily attributable to a decrease in accounts receivable of $548,000. In addition, during the fourth quarter of 2003, we received cash of $2,132,000 related to our distribution contracts with certain suppliers. By exercising inventory price protection privileges and revising our contracts with two franchise brands, we received cash proceeds of $1,592,000. Also, in connection with terminating a non-performing franchise line, we received cash of $540,000. In accordance with these transactions, net inventory balances also decreased by $2,132,000 during the fourth quarter of 2003. Although we continue to review all our supplier distribution agreements for inventory protection rights, including the possible termination of non-performing franchise lines, our receipt of these cash proceeds should be considered a one-time, non-recurring event.

Cash flows provided by investing activities was $1,774000 during 2003, as compared to cash flow used in 2002 of $60,000. The increase is due to the sale of our former office/warehouse facility for net proceeds of $1,793,000 during the quarter ending September 30, 2003.

Cash flows used in financing activities decreased to $4,085,000 from $4,087,000 during 2003 as compared with the prior year. This use of cash was primarily related to the payments required during early 2003 to repay our obligations under our former revolving line of credit facility. On June 23, 2003, we completely repaid our obligations under this credit facility.

We believe that funds generated from operations, in addition to existing cash balances, is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

Foreign Economic Issues

Many of our suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial difficulties. Although local currencies have stabilized, the U.S. dollar’s strength compared with Asian currencies may further reduce exports to Asia in the future. Conversely, we believe that the weaker Asian currencies actually may benefit us in the short term by providing opportunities for us to purchase products at lower prices.

Cautionary Statements and Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements which could cause actual results to differ materially from those projected or forecast in the statements appear below. In addition to other information contained in this document, readers should carefully consider the following cautionary statements and risk factors:

Dependence upon Key Personnel. We are highly dependent upon the services of Stewart Wang, our Chief Executive Officer and President. Our success to date has been largely dependent upon the efforts and abilities of Mr. Wang and the loss of Mr. Wang’s services for any reason could have a material adverse effect upon us. In addition, our work force includes executives and employees with significant knowledge and experience in the electronics distribution industry. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost, we cannot assure you that we would be able to do so on terms favorable to us. In particular, the hiring of a suitable replacement for Mr. Wang could be very difficult. We have purchased and currently intend to maintain a key-man life insurance policy on Mr. Wang’s life with benefits of $2,000,000 payable to us in the event of Mr. Wang’s death. The benefits received under this policy might not be sufficient to compensate us for the loss of Mr. Wang’s services should a suitable replacement not be employed. Mr. Wang also has assumed the Chief Financial Officer position until the next annual board meeting in May 2004. The Board of Directors will consider appointing a Chief Financial Officer, if needed, under the current market conditions.

Relationship with Suppliers. Typically, we do not have written long-term supply or distribution agreements with any of our non-franchise suppliers and our written franchise supplier agreements have terms of one to two years. Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, we cannot assure you that we will be able to maintain these relationships. However, we believe that, even if we lose our direct relationship with a supplier, alternative sources exist for our products. We cannot assure you that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations.

Liquidity of Inventory. Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset in our December 31, 2003, consolidated financial statements. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.

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

Competition. We face intense competition, both in our selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute discrete products. Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than we do. Many competing distributors also carry product lines which we do not carry. Generally, large component manufacturers and large distributors do not focus their direct selling efforts on smaller and medium-sized CEMs, OEMs and distributors, which constitute the vast majority of our customers. However, as our customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decrease on profit margins. We cannot assure you that we will be able to continue to compete effectively with existing or potential competitors. Also, we have seen new competition from Asia in two major areas: (a) more Asian manufacturers competing directly with U.S. distributors and (b) more OEMs and CEMs moving production capacity to Asia for cost savings.

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

Availability of Components. The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce order backlog or place their customers on “allocation,” reducing the number of units sold to each customer. While we believe that, due to the depth of our inventory, we have not been adversely affected by past shortages in certain discrete components, we cannot assure you that future shortages will not adversely impact us.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the U.S. relationship with China, could have an adverse effect on our business. Our ability to remain competitive could also be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, we cannot assure you that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could also have a material adverse impact on our business and results of operations.

Control by Class B Common Stock Shareholder; Possible Depressive Affect on the Price of the Class A Common Stock. Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B common stock, which carries ten votes per share, and he thus controls approximately 62% of the voting power of our common stock. As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors. Also, at any time while we have at least 800 shareholders who beneficially own shares of our common stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of our directors. The disproportionate vote afforded the Class B common stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A common stock, which might have a depressive affect on the price of the Class A common stock.

Product Returns. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We also will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products that were special-ordered by a customer, or that otherwise are not generally included in our inventory. During the fiscal years ended December 31, 2003 and 2002, sales returns aggregated $169,000 and $225,000, or 1.8% and 1.6% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

ITEM 7. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

TAITRON COMPONENTS INCORPORATED

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2003 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Haskell & White LLP

Irvine, California

February 27, 2004

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheet

December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$2,953,000
Trade accounts receivable, net	1,216,000
Inventory, net	19,716,000
Prepaid expenses and other current assets	195,000

Total current assets	24,080,000

Property and equipment, net	4,860,000
Other assets	168,000

Total assets	$29,108,000

Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$835,000
Accrued liabilities	249,000
Current portion of long-term debt	70,000

Total current liabilities	1,154,000

Long-term debt, less current portion	3,965,000

Total liabilities	5,119,000

Commitments and contingencies (Notes 3, 6 and 9)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; None issued or outstanding	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,827,599 shares issued and outstanding	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares	1,000
Additional paid-in capital	10,709,000
Accumulated other comprehensive loss, net of tax	(21,000)
Retained earnings	13,295,000

Total shareholders’ equity	23,989,000

Total liabilities and shareholders’ equity	$29,108,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

Year ended December 31,

	2003		2002
Net sales		$9,479,000		$13,816,000
Cost of goods sold		6,838,000		9,922,000

Gross profit		2,641,000		3,894,000
Selling, general and administrative expenses		3,155,000		4,355,000

Operating loss		(514,000)		(461,000)
Interest expense, net		(355,000)		(454,000)
Gain on sale of assets (Note 2)		663,000		—
Other income, net		40,000		352,000

Earnings (loss) before income taxes		(166,000)		(563,000)
Income tax provision		221,000		117,000

Net loss		$(387,000)		$(680,000)

Loss per share Basic & Diluted:	$	( .07)	$	( .12)

Weighted average common shares outstanding:
Basic & Diluted		5,655,468		5,698,065

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statement of Shareholders’ Equity

Two years ended December 31, 2003

	Class A common stock		Class B common stock		Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	4,880,682	$5,000	762,612	$1,000	$10,802,000	$(53,000)	$14,362,000	$25,117,000
Issuances of common stock	100,000	—	—	—	119,000	—	—	119,000
Relative estimated fair value of stock options issued in connection with Notes Payable	—	—	—	—	29,000	—	—	29,000
Repurchase of common stock	(35,575)	—	—	—	(57,000)	—	—	(57,000)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	18,000	—	18,000
Net loss	—	—	—	—	—	—	(680,000)	(680,000)

Comprehensive loss	—	—	—	—	—	—	—	(662,000)

Balances at December 31, 2002	4,945,107	$5,000	762,612	$1,000	$10,893,000	$(35,000)	$13,682,000	$24,546,000
Relative estimated fair value of stock options issued in connection with Notes Payable	—	—	—	—	15,000	—	—	15,000
Repurchase of common stock	(117,508)	—	—	—	(199,000)	—	—	(199,000)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	14,000	—	14,000
Net loss	—	—	—	—	—	—	(387,000)	(387,000)

Comprehensive loss	—	—	—	—	—	—	—	(373,000)

Balances at December 31, 2003	4,827,599	$5,000	762,612	$1,000	$10,709,000	$(21,000)	$13,295,000	$23,989,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

Year ended December 31,

	2003	2002
Cash flows from operating activities:
Net loss	$(387,000)	$(680,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	412,000	558,000
Amortization of debt discount related to options issued with notes payable	14,000	3,000
Write-down of inventory	487,000	415,000
Provision for sales returns and doubtful accounts	245,000	324,000
Gain on sale of assets	(663,000)	—
Deferred income taxes	220,000	308,000
Changes in assets and liabilities:
Trade accounts receivable	548,000	(309,000)
Income tax receivable	310,000	471,000
Inventory	4,111,000	3,166,000
Prepaid expenses and other current assets	185,000	(29,000)
Other assets	4,000	20,000
Trade accounts payable	(479,000)	143,000
Accrued liabilities	(83,000)	(117,000)

Total adjustments	5,311,000	4,953,000

Net cash provided by operating activities	4,924,000	4,273,000

Cash flows from investing activities:
Acquisition of property and equipment	(19,000)	(60,000)
Proceeds on sale of assets	1,793,000	—

Net cash provided by (used in) investing activities	1,774,000	(60,000)

Cash flows from financing activities:
Borrowings from revolving line of credit	—	2,685,000
Payments on revolving line of credit	(3,935,000)	(10,435,000)
Borrowings on notes payable	49,000	3,601,000
Repurchase of Class A common stock	(199,000)	(57,000)
Proceeds from sale of Class A common stock	—	119,000

Net cash used in financing activities	(4,085,000)	(4,087,000)

Impact of exchange rates on cash	14,000	18,000

Net increase in cash and cash equivalents	2,627,000	144,000
Cash and cash equivalents, beginning of year	326,000	182,000

Cash and cash equivalents, end of year	$2,953,000	$326,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$365,000	$433,000

Cash refunded for income taxes, net	$(315,000)	$(607,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV. All significant intercompany transactions have been eliminated in consolidation.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company’s business. The Company’s ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot assure you that these factors will not materially adversely affect the Company in the future. Any significant disruption in the delivery of merchandise from the Company’s suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company’s business and results of operations. Management estimates that over 50% of the Company’s products are produced in Asia.

Samsung Electro-Mechanics Co. accounted for approximately 12% and 30% of Taitron’s net purchases for 2003 and 2002, respectively. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Revenue Recognition

Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the years ended December 31, 2003 and 2002 aggregated $169,000 and $225,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at December 31, 2003 aggregated $167,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying financial statements is net of valuation allowances of $949,000 at December 31, 2003. The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

Depreciation and Amortization

Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements. Renewals and betterments, which extend the life of an existing asset, are capitalized while normal repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” permits entities to recognize as expense the fair value of all stock-based awards. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provides for disclosure of pro forma earnings and per share information for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.

The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for stock-based awards under the 1995 Stock Incentive Plan (including the modified awards), consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

For purposes of this pro-forma disclosure, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the stock-based award’s vesting periods.

		Year Ended December 31,
		2003	2002
Net loss	As reported	$(387,000)	$(680,000)
	Pro forma	$(346,000)	$(707,000)

Loss per share	As reported	$(.07)	$(.12)
	Pro forma	$(.06)	$(.12)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options and warrants, of approximately 484,000 and 513,000 for the years ended December 31, 2003 and 2002, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Foreign Currency Translation

The financial statements of the Company’s majority-owned subsidiary in Mexico and division in Taiwan, which were established in 1998 and 1997, respectively, are translated into U.S. dollars for financial reporting purposes. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in operations. The transactional gains and losses are not significant to the consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of December 31, 2003 and 2002, management believes that the Company is not the primary beneficiary of any VIE’s.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. The Company’s adoption of this statement had no impact on its consolidated financial statements.

Note 2 - Property and Equipment

Property and equipment, at cost, is summarized as follows:

12/31/2003
Land	$1,289,000
Buildings and improvements	3,710,000
Furniture and equipment	866,000
Computer software and equipment	2,106,000

Total Property and Equipment	7,971,000
Less: Accumulated depreciation and amortization	(3,111,000)

Property and Equipment, net	$4,860,000

During the quarter ended September 30, 2003, the Company sold its former office/warehouse facility with a net book value of $1,130,000 for net cash proceeds of $1,793,000 and recorded a gain on sale of $663,000.

Note 3 - Long-Term Debt

Long-term debt is summarized as follows:

12/31/2003
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	$2,563,000

Subordinated note, due September 30, 2005, bearing an interest rate of 4.75%	1,000,000

Subordinated note, due February 20, 2006, bearing an interest rate of 4.75%	500,000

4,063,000
Less current maturities	(70,000)

3,993,000
Less unamortized debt discount	(28,000)

$3,965,000

The subordinated note of $1,000,000, due September 30, 2005, is from K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. In connection with the subordinated note, the Company issued 100,000 stock options (Note 8) with a relative estimated fair value of $29,000. The amount has been presented as a debt discount and accreted through periodic interest charges through the maturity date of the note.

Minimum future payments of long-term debt are summarized as follows:

Year ending December 31:
2004	$70,000
2005	1,075,000
2006	584,000
2007	90,000
2008	95,000
Thereafter	2,149,000

$4,063,000

Note 4 - Shareholders’ Equity

There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,827,599 issued and outstanding as of December 31, 2003. Each holder of Class A common stock is entitled to one vote for each share held.

There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2003. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company’s Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

During 2003, the Company repurchased 117,508 shares of its Class A common stock on the open market for $199,000, and intends to permanently retire the shares.

Note 5 - Income Taxes

Income tax provision (benefit) is summarized as follows:

	Year Ended December 31,
	2003	2002
Current:
Federal	$—	$(191,000)
State	1,000	—

	1,000	(191,000)

Deferred:
Federal	183,000	308,000
State	37,000	—

	220,000	308,000

Income tax provision	$221,000	$117,000

The actual income tax provision (benefit) differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to (loss) earnings before income taxes as follows:

	Year Ended December 31,
	2003	2002
“Expected” income tax expense (benefit)	$(56,000)	$(190,000)
State tax (benefit) expense, net of Federal benefit	(15,000)	—
Foreign losses	68,000	87,000
Increase in valuation allowance	286,000	217,000
Other	(62,000)	3,000

Income tax provision	$221,000	$117,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

12/31/2003
Deferred tax assets:
Inventory reserves	$407,000
Section 263a adjustment	147,000
Allowances for bad debts and returns	72,000
Accrued expenses	22,000
State net operating loss carry forward	69,000

Total deferred tax assets	717,000
Valuation allowance	(652,000)

Deferred tax liabilities:
Depreciation	5,000
Deferred state taxes	(70,000)

Net deferred tax assets	$—

The Company has a net operating loss aggregating approximately $790,000 for state tax purposes that expires in 2008. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

Note 6 - 401(k) Profit Sharing Plan

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan also provides for a 20% matching contribution vesting immediately, at the discretion of the Company. For the years ended December 31, 2003 and 2002, employer matching contributions aggregated approximately $12,000 and $20,000, respectively.

The plan invests a portion of its assets in the common stock of the Company. The plan held 82,041 shares of the Company’s common stock at December 31, 2003.

Note 7 - Stock Options

In March 1995, the Company established the 1995 Stock Incentive Plan (the Plan) expiring in March 2005. The Plan provides for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR’s) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company’s Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company’s Class A common stock at the date of grant. Outstanding options and rights vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to the committee and each year thereafter. The exercise price of these options is equal to the fair market value of the Company’s Class A common stock at the date of grant.

The fair value of options and SAR’s used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2003 and 2002: dividend yield of 0%; expected volatility of 41%; a risk free interest rate of approximately 4% and an expected holding period of five years.

As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan options and SAR’s.

Stock option and SAR activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2001	608,534	2.10
Granted	104,650	1.33
Forfeited	(105,834)	2.03

Balance at December 31, 2002	607,350	2.01
Granted	109,500	1.02
Forfeited	(148,951)	2.00

Balance at December 31, 2003	567,899	1.84

The weighted average fair value of options granted in 2003 and 2002 was $0.68 and $0.71, respectively.

At December 31, 2003, the range of individual weighted average exercise prices was: $1.01 to $2.74. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

At December 31, 2003 the number of options exercisable was 406,000 and the weighted average exercise prices of those exercisable options were $2.11.

Note 8 - Net Loss Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

	2003	2002
Net loss available to common shareholders used in basic loss per share	$(387,000)	$(680,000)
Weighted average number of common shares used in basic loss per share	5,655,468	5,698,065

Basic loss per share	$(.07)	$(.12)

Effect of dilutive securities:
Options	—	—

Weighted number of common shares and dilutive potential common shares used in diluted loss per share	5,655,468	5,698,065

Diluted loss per share	$(.07)	$(.12)

Note 9 - Commitments and Contingencies

Operating Leases

The Company leased property under non-cancelable operating leases expiring on various dates through 2002. There were no new operating leases entered into during 2003. Rental expense for the years ended December 31, 2003 and 2002 aggregated $7,000 and $57,000, respectively.

Legal and Regulatory Proceedings

The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,300,000 as of December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 6, 2003, the Company filed a Current Report on Form 8-K, dated December 27, 2002, reporting a change of the Company’s accountants. Grant Thornton LLP was previously the principal accountants for the Company. On December 27, 2002, the Company dismissed Grant Thornton LLP as principal accountants and engaged Haskell & White LLP as principal accountants to audit the accounts of the Company for the year ending December 31, 2002. The decision to change accountants was approved by the Company’s Audit Committee and the Board of Directors.

During the fiscal years ended December 31, 2001 and 2000 and through the date of this report, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference to the matter of the disagreement in connection with its report. The auditors’ report for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were the reports modified as to uncertainty, audit scope or accounting principles.

The Company requested that Grant Thornton LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is filed as Exhibit 16.1 to the Current Report on Form 8-K, dated December 27, 2002, which is incorporated herein by reference.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures performed as of the end of the period covered by this report, the Principal Executive and Principal Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Principal Executive and Principal Financial Officer.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The current members of the Company’s Audit Committee are Craig Miller, Richard Chiang and Felix Sung. All of the committee members are independent directors. The Company has determined that Mr. Miller is a “financial expert,” as that term has been defined by the Securities and Exchange Commission.

The Company has adopted a Code of Ethics that applies to all officers (including its chief executive officer, chief financial officer, controller and any person performing similar functions). The Code of Ethics is available on the Company’s website at www.taitroncomponents.com.

Information regarding directors and executive officers of the Company will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Election of Directors” and is incorporated herein by this reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2003.

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of the Company, and persons who beneficially own more than 10% of the Company’s common stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by the Securities and Exchange Commission’s regulations to furnish the Company with copies of all Section 16(a) forms filed by them. Based on our review of the copies of Section 16(a) forms received by it, the Company believes that, during 2003, all filing requirements applicable to reporting persons were met.

ITEM 10. EXECUTIVE COMPENSATION.

Information regarding executive compensation will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Executive Compensation” and is incorporated herein by this reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	List the following documents filed as part of this report:

(1)	Financial Statements:

Reference is made to the Financial Statements provided under Item 7 of this report.

(2)	Exhibits:

3.1	Articles of Incorporation of Taitron Components Incorporated. (1)

3.2	Bylaws. (1)

4.1	Specimen certificate evidencing Class A common stock. (1)

4.2	Form of Underwriter’s Warrant. (1)

10.1*	Form of Director and Officer Indemnification Agreement. (1)

10.2*	1995 Stock Incentive Plan, as Amended. (4)

10.4	Form of Sales Representative Agreement. (1)

10.5	Amendment to Business Loan Agreement and Master Revolving Note, dated May 31, 2002, between the Company and Comerica Bank – California. (5)

10.6	Loan Proposal, dated August 12, 2002, between the Company and Comerica Bank – California. (5)

10.7	Subordinate Promissory Note, dated September 30, 2002 between the Company and K.S. Best International Co. (6)

10.8	Business Loan Agreement, dated December 10, 2002, between the Company and General Bank. (7)

10.9	Promissory Note and Amendment, dated December 10, 2002, between the Company and General Bank. (7)

10.10	Deed of Trust, dated December 10, 2002, between the Company and General Bank. (7)

10.11	Subordinate Promissory Note, dated February 20, 2003, between the Company and K.S. Best International Co. Ltd. (9)

10.12	Subordinate Promissory Note, dated February 20, 2003, between the Company and Tenrich Holdings Ltd. (9)

10.13	Subordinate Promissory Note, dated June 23, 2003, between the Company and K.S. Best International Co., Ltd. (10)

16.1	Letter from Grant Thornton LLP dated December 30, 2002. (8)

21.1**	List of Subsidiaries.

23.1**	Consent of Independent Auditors – Haskell & White LLP.

24.1**	Power of Attorney.

31.1**	Principal Executive and Financial Officer - Section 302 Certification.

32.1**	Principal Executive and Financial Officer - Section 906 Certification.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	Incorporation by reference from the Company’s Registration Statement on Form SB-2, Registration No. 33-90294-LA.
(2)	Incorporation by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
(6)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 6, 2003.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Taitron Components Incorporated

By	/s/ Stewart Wang
Stewart Wang
Its:	Chief Executive Officer, President and Chief Financial Officer

Date:	March 29, 2004

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

Signature	Title	Date

/s/ Johnson Ku Johnson Ku	Chairman of the Board	March 29, 2004

/s/ Stewart Wang Stewart Wang	Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 29, 2004

/s/ Richard Chiang Richard Chiang	Director	March 29, 2004

/s/ Craig Miller Craig Miller	Director	March 29, 2004

/s/ Felix Sung Felix Sung	Director	March 29, 2004