Form 10QSB
period 2004-03-31
TAITRON COMPONENTS INC
filed 2004-05-17
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

|_|	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED (Exact name of small business issuer as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4249240 (I.R.S. Employer Identification No.)

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2004
Class A Common Stock, $.001 par value	4,695,979
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED Condensed Consolidated Balance Sheet (Dollars in Thousands)

Assets	March 31, 2004 (Unaudited)
Current assets:
Cash and cash equivalents	$ 3,003
Trade accounts receivable, net	1,376
Inventory, net	19,204
Prepaid expenses and other current assets	220

Total current assets	23,803
Property and equipment, net	4,818
Other assets	168

Total assets	$ 28,789

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$ 1,030
Accrued liabilities and other	147
Current portion of long term debt	71

Total current liabilities	1,248
Long-term debt, less current portion	3,828

Total liabilities	5,076

Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares
None issued or outstanding	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,695,979 shares	5

Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares	1

Additional paid-in capital	10,412
Accumulated other comprehensive loss, net of tax	(10)
Retained earnings	13,305

Total shareholders’ equity	23,713

Total liabilities and shareholders’ equity	$ 28,789

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED Condensed Consolidated Statements of Operations (Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net sales	$ 2,491	$ 3,155

Cost of goods sold	1,842	2,188

Gross profit	649	967

Selling, general and administrative expenses	609	849

Operating income	40	118

Interest expense, net	(62)	(108)
Other income (expense), net	32	(4)

Income before income taxes	10	6

Income tax provision (benefit)	—	—

Net income	$ 10	$ 6

Net income per share
Basic	$ —	$ —

Diluted	$ —	$ —

Weighted average common shares outstanding
Basic	5,479,708	5,659,683

Diluted	6,014,708	6,190,683

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED Condensed Consolidated Statements of Cash Flows (Dollars in thousands)

	Three months ended March 31,
	2004 (Unaudited)	2003 (Unaudited)
Cash flows from operating activities:
Net income	$ 10	$ 6

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	106
Amortization of debt discount related to options issued with notes payable	4	3
Provision for sales returns and doubtful accounts	21	69
Changes in assets and liabilities:
Trade accounts receivable	(181)	(47)
Inventory	512	1,290
Prepaid expenses and other current assets	(25)	38
Other assets	—	4
Trade accounts payable	195	(493)
Accrued liabilities and other	(102)	(43)

Total adjustments	490	927

Net cash provided by operating activities	500	933

Cash flows from investing activities:
Acquisitions of property and equipment	(24)	(1)

Net cash used in investing activities	(24)	(1)

Cash flows from financing activities:
Payments on revolving line of credit	—	(1,735)
Borrowings on notes payable	—	978
Payments on notes payable	(139)	—
Proceeds from exercise of stock options	25	—
Repurchase of Class A Common Stock	(323)	(62)

Net cash used in financing activities	(437)	(819)

Impact of exchange rate changes on cash	11	(1)

Net increase in cash and cash equivalents	50	112
Cash and cash equivalents, beginning of period	2,953	326

Cash and cash equivalents, end of period	$ 3,003	$ 438

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 61	$ 123

Cash paid for income taxes	$ 23	$ —

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements March 31, 2004 (All amounts are unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated (“the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended March 31, 2004 and 2003 were $47,000 and $46,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at March 31, 2004 aggregated $160,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $861,000 at March 31, 2004.

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

Net Income Per Share

Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock Option Plan

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure” and SFAS No. 123. SFAS No. 123 allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS No. 123, as amended by SFAS No. 148, requires interim disclosures regarding the pro forma effects of compensation expense had the Company’s 1995 Stock Incentive Plan been determined based on the fair value at the grant date consistent with SFAS No. 123.

Accordingly, under SFAS No. 123, the Company’s net income and diluted income per share for the three months ended March 31, 2004 and March 31, 2003, would have been changed to the pro forma amounts indicated below:

		Three Months Ended March 31,
		2004	2003
Net income	As reported	$10,000	$6,000
	Pro forma	$20,000	$15,000

Diluted income	As reported	$—	$—
per share	Pro forma	$—	$—

The total fair value of options granted would have been $0 for both the three months ended March 31, 2004 and 2003, as there were no options granted during either period. At March 31, 2004, the number of options exercisable was 515,465 and weighted average exercise prices of those options were $1.88.

Reclassification

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 presentation.

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

Note 3 - Long-Term Debt

Long-term debt is summarized as follows:	March 31, 2004
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	2,423,000

Subordinated note, due September 30, 2005, bearing an interest rate of 4.75% per annum *	1,000,000

Subordinated note, due February 20, 2006, bearing an interest rate of 4.75% per annum **	500,000

3,923,000
Less current maturities	(71,000)

3,852,000
Less unamortized debt discount	(24,000)

$ 3,828,000

* The subordinated note of $1,000,000, due September 30, 2005, is from K.S. Best International Co. Ltd., a company controlled by the brother of the Company’s Chief Executive Officer. In connection with the subordinated note, the Company issued 100,000 stock options with a relative estimated fair value of $29,000. The amount has been presented as debt discounts and accreted through periodic interest charges through the maturity date of these notes.

** The subordinated note of $500,000, due February 20, 2006, is from an un-related third party. In connection with the subordinated note, the Company issued 50,000 stock options with a relative estimated fair value of $15,000. The amount has been presented as debt discounts and accreted through periodic interest charges through the maturity date of these notes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this report as well as our most recent annual report on Form 10-KSB. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-KSB for the year ended December 31, 2003 under the heading “Cautionary Statements and Risk Factors.”

References to “Taitron,” “the Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

Overview

We are a national distributor of electronic components, primarily focused on transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components with a reputation of in-depth inventories and knowledge of the products we sell. Our customers consist of other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs).

The demand for electronic components drastically decreased beginning in 2001 and continued through most of 2003. This downturn was marked by oversupply of components, excess manufacturing capacity, accelerated migration of the manufacturing capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for the existing OEM and CEM customers. We intend to form strategic business partnerships with a few selected existing customers and provide them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see some new opportunities and results from these additional services during 2004.

We believe that the overall market demand for our products has increased during the first quarter of 2004, as we have experienced some business improvement in shipments and bookings and our supplier’s lead times have been stretching out with prices steadily increasing. Under these recent market condition changes and the results of our cost-cutting efforts accomplished during the past few years, we believe these factors may help us return to consistent profitability in 2004.

Our core strategy consists of carrying a substantial quantity and variety of products in inventory to meet the rapid delivery requirements of our customers. This strategy allows us to fill customer orders immediately from stock on hand. However, while we believe strong market demand is returning, we are focused on lowering our inventory balances and increasing our cash holdings. Our long-term growth strategy is to rely not only on the existing component fulfillment service, but also the value-added engineering service to support our existing small and medium size OEM customers in outsourcing their product design and manufacturing work offshore. In accordance with Generally Accepted Accounting Principles, we classify inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Critical Accounting Policies and Estimates

Use of Estimates — We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition — Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the period ended March 31, 2004 and 2003 were $46,000. The allowance for sales returns and doubtful accounts at March 31, 2004 was $160,000.

Inventory — Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $19,204,000 at March 31, 2004, which is presented net of valuation allowances of $861,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes — We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to the previously reported continuous net losses, we have fully reserved a $652,000 allowance against our net deferred tax assets.

Results of Operations

Three month Period Ended March 31, 2004 Compared To The Three month Period Ended March 31, 2003.

Net sales for the three months ended March 31, 2004 were $2,491,000, compared with $3,155,000 for the same period last year, a decrease of $664,000 or 21.1%. The decrease is primarily due to an industry-wide decrease in demand for discrete and passive and semiconductor components.

Cost of goods sold for the quarter ended March 31, 2004 decreased to $1,842,000 from $2,188,000 for the same period last year, a decrease of $346,000 or 15.8%. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 26.1% for the quarter ended March 31, 2004 from 30.7% for the same period last year. Gross profit decreased by $318,000 to $649,000 for the quarter ended March 31, 2004 from $967,000 for the same period in 2003.

Selling, general and administrative (“SGA”) expenses decreased by $240,000 or 28.3% for the quarter ended March 31, 2004 compared to the same period of 2003. The decrease is primarily attributable to personnel-related expenses decreasing by $104,000, bad debt expenses decreasing by $47,000, depreciation and amortization decreasing by $43,000 and trade commissions decreasing by $29,000. As a percentage of net sales, SG&A decreased to 24.5% for the three months ended March 31, 2004 from 26.9% for the same period last year.

Operating earnings were $40,000 for the quarter ended March 31, 2004 as compared to $118,000 for the same period last year. The decrease in operating earnings results from the decrease in gross profit margin, as discussed above.

Interest expense, net of interest income, for the quarter ended March 31, 2004 decreased by $46,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

No income tax provision or benefit was recorded during the quarter ended March 31, 2004, or the same period last year because of taxable losses generated by the Company in each of these periods.

Net income was $10,000 for the quarter ended March 31, 2004 as compared to $6,000 for the same period last year.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations and subordinated promissory notes. A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,
(Dollars in thousands)	2004 (Unaudited)	2003 (Unaudited)
Operating activities	$ 500	$ 933
Investing activities	(24)	(1)
Financing activities	(437)	(819)

Cash flows provided by operating activities decreased to $500,000 during the three months ended March 31, 2004, as compared to $933,000 during the same period last year. The change is primarily due to a decrease in inventory of $512,000 during the first three months of 2004, as compared to a decrease of $1,290,000 during the same period last year. Our ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

Cash flows used in investing activities was $24,000 during the three months ended March 31, 2004 compared to $1,000 during the same period last year.

Cash flows used in financing activities decreased to $437,000 from $819,000 during the three months ended March 31, 2004 and 2003, respectively, as we repaid more borrowings during the 2003 period.

Inventory is included in current assets, however, it may take over one year for the inventory to turn and therefore may not be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

We believe that funds generated from operations, in addition to existing cash balances, is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until principal payments are due under our outstanding obligations. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures.

Item 3. Controls and Procedures

As of the last day covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

There were no issuances or sales of our securities by us during the first quarter of 2004 that were not registered under the Securities Act.

During the first quarter 2004, we repurchased 148,520 shares of our Class A common stock in open market transactions for an aggregate amount of $323,000. .

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On March 18, 2004, the Company filed a Form 8-K reporting financial results for the fourth quarter and year-ended December 31, 2003.

No other reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 17, 2004	By:	/s/ Stewart Wang Stewart Wang
	Its:	Chief Executive Officer, President and Chief Financial Officer

Page 11