Form 10QSB
period 2004-06-30
TAITRON COMPONENTS INC
filed 2004-08-16
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes |X|                        No |  |

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2004
Class A Common Stock, $.001 par value	4,697,646
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one): Yes |  |    No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheet
(Dollars in Thousands)

Assets	June 30, 2004 (Unaudited)
Current assets:
Cash and cash equivalents	$ 3,022
Trade accounts receivable, net	1,384
Inventory, net	18,710
Prepaid expenses and other current assets	330

Total current assets	23,446
Property and equipment, net	4,758
Other assets	167

Total assets	$ 28,371

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$ 1,050
Accrued liabilities and other	205
Current portion of long term debt	72

Total current liabilities	1,327
Long-term debt, less current portion	3,306

Total liabilities	4,633

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares	—
None issued or outstanding
Class A common stock, $.001 par value. Authorized 20,000,000 shares;	5
issued and outstanding 4,697,646 shares
Class B common stock, $.001 par value. Authorized, issued and	1
outstanding 762,612, shares
Additional paid-in capital	10,414
Accumulated other comprehensive loss, net of tax	(11)
Retained earnings	13,329

Total shareholders’ equity	23,738

Total liabilities and shareholders’ equity	$ 28,371

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004 (Unaudited)	2003 (Unaudited)	2004 (Unaudited)	2003 (Unaudited)
Net sales	$ 2,647	$ 2,324	$ 5,138	$ 5,479
Cost of goods sold	1,888	1,594	3,730	3,782

Gross profit	759	730	1,408	1,697
Selling, general and administrative expenses	662	768	1,271	1,617

Operating income (loss)	97	(38)	137	80
Interest expense, net	(54)	(91)	(116)	(199)
Other (expense) income, net	(19)	37	13	33

Income (loss) before income taxes	24	(92)	34	(86)
Income tax provision	—	—	—	—

Net income (loss)	$ 24	$ (92)	$ 34	$ (86)

Net income (loss) per share
Basic	$ .00	$ (.02)	$ .01	$ (.02)

Diluted	$ .00	$ (.02)	$ .01	$ (.02)

Weighted average common shares outstanding
Basic	5,459,425	5,682,401	5,469,566	5,666,667

Diluted	6,008,425	5,682,401	6,038,566	5,666,667

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,

	2004 (Unaudited)	2003 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$ 34	$ (86)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	128	212
Amortization of debt discount related to options issued with notes payable	7	7
Provision for sales returns and doubtful accounts	50	148
Changes in assets and liabilities:
Trade accounts receivable	(218)	523
Income tax receivable	—	310
Inventory	1,006	1,661
Prepaid expenses and other current assets	(135)	100
Other assets	1	(3)
Trade accounts payable	215	(346)
Accrued liabilities and other	(44)	(126)

Total adjustments	1,010	2,486

Net cash provided by operating activities	1,044	2,400

Cash flows from investing activities:
Acquisitions of property and equipment	(26)	(14)

Net cash used in investing activities	(26)	(14)

Cash flows from financing activities:
Payments on revolving line of credit	—	(3,935)
Borrowings on notes payable	—	1,955
Payments on notes payable	(664)	—
Proceeds from exercise of stock options	27	—
Repurchase of Class A Common Stock	(322)	(74)

Net cash used in financing activities	(959)	(2,054)

Impact of exchange rate changes on cash	10	(20)

Net increase in cash and cash equivalents	69	312
Cash and cash equivalents, beginning of period	2,953	326

Cash and cash equivalents, end of period	$ 3,022	$ 638
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 115	$ 222

Cash paid (refunded) for income taxes	$ 30	$ (315)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements
June 30, 2004
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

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended June 30, 2004 and 2003 were $5,000 and $71,000, respectively and for the six months ended June 30, 2004 and 2003 aggregated to $53,000 and $117,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at June 30, 2004 aggregated $127,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,006,000 at June 30, 2004.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares for the quarter and six months ended June 30, 2003, of approximately 405,000 and 419,000, respectively, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

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

Accordingly, under SFAS No. 123, the Company’s net income (loss) and diluted income (loss) per share for the quarter and six months ended June 30, 2004 and 2003, would have been changed to the pro forma amounts indicated below:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
Net income (loss) As reported	$24,000	$(92,000)	$34,000	$(86,000)
Pro Forma	34,000	(81,000)	54,000	(64,000)

Diluted income (loss) As reported	$ .00	$ (.02)	$ .01	$ (.02)
per share Pro Forma	$ .01	$ (.01)	$ .01	$ (.01)

The total fair value of options granted for both the quarter and six months ended June 30, 2004 was $.63. At June 30, 2004, the number of options exercisable was 581,800 and weighted average exercise prices of those options were $1.82.

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

Note 3 - Long-Term Debt

Long-term debt is summarized as follows:	June 30, 2004
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	1,899,000

Subordinated note, due September 30, 2005, bearing an interest rate of 4.75% per annum.*	1,000,000

Subordinated note, due February 20, 2006, bearing an interest rate of 4.75% per annum.**	500,000

3,399,000
Less current maturities	(72,000)

3,327,000
Less unamortized debt discount	(21,000)

3,306,000

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

Note 4 - Subsequent Events

On July 8, 2004, we entered into a revolving line of credit facility providing up to $3 million for operating purposes. As of the date of this Report, we have not used this credit facility. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios.

On July 16, 2004, we made an early principal repayment of $500,000 on our note payable collateralized by real property.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this report as well as our most recent annual report on Form 10-KSB. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as “believes,”“expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-KSB for the year ended December 31, 2003 under the heading “Cautionary Statements and Risk Factors.”

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

        We believe that the overall market demand for our products has increased during the first six months of 2004, as we continue to experience some business improvement in shipments and bookings and our supplier’s lead times have been stretching out with prices steadily increasing. Under these market conditions and the results of our cost-cutting efforts accomplished during the past few years, we believe these factors may help us continue consistent profitability in 2004.

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

        Revenue Recognition — Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended June 30, 2004 and 2003 were $5,000 and $71,000, respectively, and for the six months ended June 30, 2004 and 2003 aggregated to $53,000 and $117,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2004 aggregated $127,000.

        Inventory — Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $18,710,000 at June 30, 2004, which is presented net of valuation allowances of $1,006,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Results of Operations

Three month Period Ended June 30, 2004 Compared To The Three month Period Ended June 30, 2003.

        Net sales for the three months ended June 30, 2004 were $2,647,000, compared with $2,324,000 for the same period last year, an increase of $323,000 or 13.9%. The increase is primarily due to an industry-wide increase in demand for discrete and passive and semiconductor components.

        Cost of goods sold for the quarter ended June 30, 2004 increased to $1,888,000 from $1,594,000 for the same period last year, an increase of $294,000 or 18.4%. Consistent with the increase in net sales, cost of goods sold increased, however at a faster rate, resulting in gross profit decreasing as a percentage of net sales to 28.7% for the quarter ended June 30, 2004 from 31.4% for the same period last year. Gross profit increased by $29,000 to $759,000 for the quarter ended June 30, 2004 from $730,000 for the same period in 2003.

        Selling, general and administrative (“SG&A”) expenses decreased by $106,000 or 13.8% for the quarter ended June 30, 2004 compared to the same period of 2003. The decrease is primarily attributable to personnel-related expenses decreasing by $40,000 and depreciation decreasing by $42,000, with no other individual item significantly impacting the change during the quarter ended June 30, 2004. As a percentage of net sales, SG&A decreased to 25% for the three months ended June 30, 2004 compared to 33% for the three months ended June 30, 2003.

        Operating income was $97,000 for the quarter ended June 30, 2004 as compared to operating losses of $38,000 for the same period last year. The increase in operating income results from the increase in gross profits and from the decrease in SG&A expenses, as discussed above.

        Interest expense, net of interest income, for the quarter ended June 30, 2004 decreased by $37,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

        No income tax provision or benefit was recorded during the quarters ended June 30, 2004 and 2003.

        Net income was $24,000 for the quarter ended June 30, 2004 as compared to a net loss of $92,000 for the same period last year.

Six month Period Ended June 30, 2004 Compared To The Six month Period Ended June 30, 2003.

        Net sales for the six months ended June 30, 2004 were $5,138,000 compared with net sales for the six months ended June 30, 2003 of $5,479,000, a decrease of $341,000 or 6.2%.

        Cost of goods sold decreased by $52,000 to $3,730,000 for the six months ended June 30, 2004, a decrease of 1.4% from the same period in 2003. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 27.4% for the first six months of this year from 31% for the same period last year. Gross profit decreased by $289,000 to $1,408,000 for the six months ended June 30, 2004 from $1,697,000 for the same period in 2003.

        SG&A expenses decreased by $346,000 or 21.4% for the six months ended June 30, 2004 compared to the same period in 2003. The decrease is primarily attributable to personnel-related expenses decreasing by $144,000, depreciation decreasing by $85,000 and bad debt expenses decreasing by $56,000, with no other individual item significantly impacting the change during the quarter ended June 30, 2004. As a percentage of net sales, SG&A decreased to 24.7% for the six months ended June 30, 2004 from 29.5% for the same period last year.

        Operating income was $137,000 for the six months ended June 30, 2004 as compared to $80,000 for the same period ended June 30, 2003. The increase resulted primarily due to the cost cutting measures, as discussed above.

        Interest expense, net of interest income for the six months ended June 30, 2004 decreased by $83,000 compared to the six months ended June 30, 2003. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

        No income tax provision or benefit was recorded during the six months ended June 30, 2004 and 2003.

        Net income was $34,000 for the six months ended June 30, 2004 compared to a net loss of $86,000 for the same period in 2003, an increase of $120,000 resulting from the same reasons discussed above.

Liquidity and Capital Resources

        We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2004 and 2003 are as follows:

	Six months ended June 30,
(Dollars in thousands)	2004 (Unaudited)	2003 (Unaudited)
Operating activities	$ 1,044	$ 2,400
Investing activities	(26)	(14)
Financing activities	(959)	(2,054)

        Cash flows provided by operating activities decreased to $1,044,00 during the six months ended June 30, 2004, as compared to $2,400,000 during the same period last year. The change is primarily due to a decrease in inventory of $1,006,000 during the first six months of 2004, as compared to a decrease of $1,661,000 during the same period last year. Additionally, the overall decrease in operating cash flow was affected by an increase in accounts receivable of $218,000 during the first six months of 2004, as compared to a decrease of $523,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

        Cash flows used in investing activities was $26,000 during the six months ended June 30, 2004 compared to $14,000 during the same period last year.

        Cash flows used in financing activities decreased to $959,000 from $2,054,000 during the six months ended June 30, 2004 and 2003, respectively, as we repaid more borrowings during the 2003 period.

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

        As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures, except as noted in Subsequent Events.

Subsequent Events

        On July 8, 2004, we entered into a revolving line of credit facility providing up to $3 million for operating purposes. However, as of the date of this Report, we have not used this credit facility. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and covenants that require the Company to be in compliance with certain financial ratios.

        On July 16, 2004, we made an early principal repayment of $500,000 on our note payable collateralized by real property.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

        There were no issuances or sales of our securities by us during the second quarter of 2004 that were not registered under the Securities Act.

        There were no repurchases of our Class A common stock in the second quarter of 2004.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

a.	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

On May 11, 2004, the Company filed a Form 8-K reporting financial results for the first quarter ended March 31, 2004.

No other reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: August 16, 2004	By:	/s/ Stewart Wang Stewart Wang Chief Executive Officer, Director, Chief Financial Officer and Principal Accounting Officer.