Form 10QSB
period 2004-09-30
TAITRON COMPONENTS INC
filed 2004-11-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

| |	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Exact name of small business issuer as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4249240 (I.R.S. Employer Identification No.)

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

Yes |X|                        No |  |

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on October 31, 2004
Class A Common Stock, $.001 par value	4,697,646
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one):       Yes |  |    No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED Condensed Consolidated Balance Sheets (Dollars in Thousands)

September 30, 2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents (Note 4)	$1,408
Trade accounts receivable, net	1,328
Inventory, net	18,329
Prepaid expenses and other current assets	330
Total current assets	21,395

Property and equipment, net	4,699
Other assets	169

Total assets	$26,263

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long term debt	$155
Trade accounts payable	886
Accrued liabilities and other	252
Total current liabilities	1,293

Long-term debt, less current portion	1,209

Total liabilities	2,502
Commitments and contingencies (Notes 3 and 4) Shareholders' equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares issued and outstanding 4,697,646 shares.	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares.	1
Additional paid-in capital	10,414
Accumulated other comprehensive loss, net of tax	(17)
Retained earnings	13,358

Total shareholders' equity	23,761

Total liabilities and shareholders' equity	$26,263

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,371	$2,069	$7,509	$7,548

Cost of goods sold	1,665	1,451	5,395	5,233

Gross profit	706	618	2,114	2,315

Selling, general and administrative
expenses	636	739	1,907	2,356

Operating income (loss)	70	(121)	207	(41)

Gain on sale of assets	-	663	-	663
Interest expense, net	(44)	(89)	(160)	(288)
Other income (expense), net	3	(11)	16	22

Income before income taxes	29	442	63	356

Income tax provision	-	(220)	-	(220)

Net income	$29	$222	$63	$136

Net income per share
Basic	$.01	$.04	$.01	$.02
Diluted	$.01	$.04	$.01	$.02

Weighted average common shares outstanding
Basic	5,460,258	5,649,183	5,466,463	5,660,839
Diluted	6,044,258	6,070,183	6,037,463	6,075,839

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED Condensed Consolidated Statements of Cash Flows (Dollars in thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$63	$136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193	316
Amortization of debt discount related to options issued with notes payable	28	10
Provision for sales returns and doubtful accounts	27	200
Gain on sale of assets	(6)	(663)
Provision for deferred income taxes	-	220
Changes in assets and liabilities:
Trade accounts receivable	(139)	638
Income tax receivable	-	310
Inventory	1,387	1,966
Prepaid expenses and other current assets	(135)	111
Other assets	(1)	3
Trade accounts payable	51	(567)
Accrued liabilities and other	3	(157)
Total adjustments	1,408	2,387
Net cash provided by operating activities	1,471	2,523

Cash flows from investing activities:
Acquisitions of property and equipment	(32)	(27)
Proceeds from sale of assets	6	1,793
Net cash (used in) provided by investing activities	(26)	1,766

Cash flows from financing activities:
Borrowings on notes payable	-	2,000
Payments on notes payable	(2,699)	(1,935)
Payments on revolving line of credit	-	(3,935)
Repurchase of Class A Common Stock	(322)	(74)
Proceeds from exercise of stock options and issuance of stock	27	-
Net cash used in financing activities	(2,994)	(3,944)

Impact of exchange rate changes on cash	4	16

Net (decrease) increase in cash and cash equivalents	(1,545)	361

Cash and cash equivalents, beginning of period	2,953	326

Cash and cash equivalents, end of period	$1,408	$687

Supplemental disclosure of cash flow information:
Cash paid for interest	$154	$302
Cash paid (refunded) for income taxes	$30	$(315)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(All amounts are unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated ("the Company") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 2004 and 2003 aggregated $30,000 and $31,000, respectively and for the nine months ended September 30, 2004 and 2003 aggregated $83,000 and $150,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at September 30, 2004 aggregated $105,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,045,000 at September 30, 2004.

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

Stock Option Plan

The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 123 allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS No. 148 requires interim disclosures regarding the pro forma effects of compensation expense had the Company's 1995 Stock Incentive Plan been determined based on the fair value consistent with SFAS No. 123.

Accordingly, under SFAS No. 123, the Company's net earnings and diluted earnings per share for the quarter and nine months ended September 30, 2004 and September 30, 2003, would have been changed to the pro forma amounts indicated below:

		Three Month Period Ended September 30,				Nine Month Period Ended September 30,
		2004		2003		2004		2003

Net earnings As reported Pro Forma	$ $	29,000 36,000	$ $	222,000 235,000	$ $	63,000 84,000	$ $	136,000 174,000

Diluted earnings As reported per share Pro Forma	$ $	.01 .01	$ $	.04 .04	$ $	.01 .01	$ $	.02 .03

The total weighted average fair value of options granted for both the quarter and nine months ended September 30, 2004 was $0.53 per share using the Black-Scholes option-pricing model. At September 30, 2004, the number of options exercisable was 587,000 and the weighted average exercise price of those options was $1.82.

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

Note 3 - Long-Term Debt

Long-term debt is summarized as follows:	9/30/2004
Note payable collateralized by real property, due December 31, 2009, bearing an interest rate of 6.875%	$1,364,000
Less current maturities	(155,000)
1,209,000

Note 4 - Commitments

On July 8, 2004, the Company entered into a revolving line of credit facility providing up to $3 million for operating purposes. As of the date of this Report, the Company has not yet used this credit facility. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants that require the Company to retain a $1,000,000 certificate of deposit and maintain compliance with certain financial ratios. The $1,000,000 certificate of deposit is restricted until maturity on July 9, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this report as well as our most recent annual report on Form 10-KSB. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result" or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our Form 10-KSB for the year ended December 31, 2003 under the heading "Cautionary Statements and Risk Factors."

References to "Taitron," "the Company," "we," "our" and "us" refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

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

        We believe the domestic demand for our electronic components began a recovery during the third quarter of 2003 and continued throughout the second quarter of 2004 with some recent weakness being experienced this quarter. While demand was slower than anticipated this quarter, caused by recent weakness in all of our end markets, we continued our efforts on reducing our inventory levels and repayment of outstanding debt. Because of recent weakness experienced, our earnings may decrease near the break-even level for the year 2004.

        In response to changing conditions, we have refocused our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for the existing OEM and CEM customers. We intend to form strategic business partnerships with a few selected existing customers and provide them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see more opportunities and results from these additional services during 2005.

        Our core strategy consists of carrying a substantial quantity and variety of products in inventory to meet the rapid delivery requirements of our customers. This strategy allows us to fill customer orders immediately from stock on hand. However, while we believe higher market demand may return, we are focused on lowering our inventory balances and increasing our cash holdings. Our long-term growth strategy is to rely not only on the existing component fulfillment service, but also the value-added engineering service to support our existing small and medium size OEM customers in outsourcing their product design and manufacturing work offshore. In accordance with Generally Accepted Accounting Principles, we classify inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Critical Accounting Policies and Estimates

        Use Of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on the Company's valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

        Revenue Recognition - Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns. Sales returns for the quarters ended September 30, 2004 and 2003 were $30,000 and $31,000, respectively and for the nine months ended September 30, 2004 and 2003 aggregated $83,000 and $150,000 respectively. The allowance for sales returns and doubtful accounts at September 30, 2004 aggregated $105,000.

        Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $18,329,000 at September 30, 2004, which is presented net of valuation allowances of $1,045,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

        Deferred Taxes - We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. Based upon recent operating results and the difficulty of estimating future market conditions, we have fully reserved a $652,000 allowance against our net deferred tax assets.

Results of Operations

Three month Period Ended September 30, 2004 Compared To The Three month Period Ended September 30, 2003.

        Net sales for the three months ended September 30, 2004 were $2,371,000, compared with $2,069,000 for the same period last year, an increase of $302,000 or 15%. The increase is primarily due to an industry-wide increase in demand for discrete and passive and semiconductor components.

        Cost of goods sold for the quarter ended September 30, 2004 increased to $1,665,000 from $1,451,000 for the same period last year, an increase of $214,000 or 15%. Consistent with the increase in net sales, cost of goods sold increased, however at a slightly faster rate, resulting in gross profit decreasing as a percentage of net sales to 29.8% for the quarter ended September 30, 2004 from 29.9% for the same period last year. Gross profit increased by $88,000 to $706,000 for the quarter ended September 30, 2004 from $618,000 for the same period in 2003.

        Selling, general and administrative ("SG&A") expenses decreased by $103,000 or 13.9% for the quarter ended September 30, 2004 compared to the same period of 2003. The decrease is primarily attributable to personnel-related expenses decreasing by $31,000, outside sales representative commissions decreasing by $18,000 and depreciation decreasing by $36,000, with no other individual item significantly impacting the change during the quarter ended September 30, 2004. The corresponding average employee base declined to 28 from 34 employees, which represents a 17.6% reduction in overall workforce. As a percentage of net sales, SG&A decreased to 26.8% from 35.7% for the three months ended September 30, 2004 and 2003, respectively.

        Operating income was $70,000 for the quarter ended September 30, 2004 as compared to an operating loss of $121,000 for the same period last year. Operating results decreased primarily from lower gross profits and lower net sales, as discussed above.

        Interest expense, net of interest income, for the quarter ended September 30, 2004 decreased by $45,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels during the current quarter, when compared to the same period last year.

        Income tax provision was $0 during the quarter ended September 30, 2004 as compared to $220,000 for the same period last year. The prior period income tax provision is a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the quarter ended September 30, 2003.

        Net income was $29,000 for the quarter ended September 30, 2004 as compared with $222,000 for the same period last year. The decrease was a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the quarter ended September 30, 2003. Without this non-operating gain on sale of building, the Company would have recorded a net loss for the prior year period.

Nine month Period Ended September 30, 2004 Compared To The Nine month Period Ended September 30, 2003.

        Net sales for the nine months ended September 30, 2004 were $7,509,000 compared with net sales for the nine months ended September 30, 2003 of $7,548,000, a decrease of $39,000 or .5%.

        Cost of goods sold increased by $162,000 to $5,395,000 for the nine months ended September 30, 2004, an increase of 3.1% from the same period in 2003. Gross profit decreased as a percentage of net sales to 28.2% for the first nine months of this year from 30.7% for the same period last year. Gross profit decreased by $201,000 to $2,114,000 for the nine months ended September 30, 2004 from $2,315,000 for the same period in 2003.

        SG&A expenses decreased by $449,000 or 19.1% for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily attributable to personnel-related expenses decreasing by $175,000 depreciation decreasing by $121,000 and bad debt expenses decreasing by $109,000, with no other individual item significantly impacting the change during the nine months ended September 30, 2004. The corresponding average employee base declined to 28 from 33 employees, which represents a 15% reduction in overall workforce. As a percentage of net sales, SG&A decreased to 25.4% from 31.2% for the nine months ended September 30, 2004 and 2003, respectively.

        Operating income was $207,000 for the nine months ended September 30, 2004 as compared to an operating loss of $41,000 for the same period ended September 30, 2003. The operating loss decreased primarily due to the cost cutting measures, as discussed above.

        Interest expense, net of interest income for the nine months ended September 30, 2004 decreased by $128,000 compared to the nine months ended September 30, 2003. The decrease is primarily due to lower outstanding borrowing levels during the current period, when compared to the same period last year.

        Income tax provision was $0 during the nine months ended September 30, 2004 as compared to $220,000 for the same period last year. The prior period income tax provision is a direct result of the Company recording a $663,000 gain on sale of its former warehouse facility during the nine months ended September 30, 2003.

        Net income was $63,000 for the nine months ended September 30, 2004 compared to a net income of $136,000 for the same period in 2003, a decrease of $73,000 resulting from the same reasons discussed above.

Liquidity and Capital Resources

        We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
	(Unaudited)	(Unaudited)
Operating activities........................................................	$ 1,471	$ 2,523
Investing activities........................................................	(26)	1,766
Financing activities........................................................	(2,994)	(3,944)

        Cash flows provided by operating activities decreased to $1,471,000 during the nine months ended September 30, 2004, as compared to $2,523,000 during the same period last year. The overall decrease was affected by a decrease in inventory of $1,387,000 during the first nine months of 2004, as compared to a decrease of $1,966,000 during the same period last year. Additionally, the change was affected by an increase in accounts receivable of $139,000 during the first nine months of 2004, as compared to a decrease of $638,000 during the same period last year. The Company's ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

        Cash flows used in investing activities was $26,000 during the nine months ended September 30, 2004 compared with cash flows provided by of $1,766,000 during the same period last year. The change is due to completing the sale of the Company's former warehouse facility during the nine months ended September 30, 2003.

        Cash flows used in financing activities decreased to $2,994,000 from $3,944,000 during the nine months ended September 30, 2004 and 2003, respectively. The decrease was primarily the result of using operating cash flow for repaying current debt obligations as opposed to the net proceeds from the sale of assets.

        Inventory is included in current assets, however, it will take over one year for the inventory to turn. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

        We believe that funds generated from operations, in addition to existing cash balances, and the revolving line of credit facility is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future or until balloon principal payments are due under our outstanding note payable. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

        As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures, except as disclosed in Note 4 - Commitments.

Item 3. Controls and Procedures

        As of the last day covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None.
Item 2.	Changes In Securities and Small Business Issuer Purchases of Equity Securities.
There were no issuances or sales of our securities by us during the third quarter of 2004 that were not registered under the Securities Act.
Item 3.	Defaults Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders. None.
Item 5.	Other Information. None.
Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits:

a. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
b. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

        On August 4, 2004, the Company filed a Form 8-K reporting financial results for the second quarter ended June 30, 2004.

        No other reports on Form 8-K were filed during the quarter ended September 30, 2004.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED
Date: November 15, 2004	By: /s/ Stewart Wang Stewart Wang Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)