Form 10KSB
period 2004-12-31
TAITRON COMPONENTS INC
filed 2005-03-31
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

| |	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Name of Small Business Issuer in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-4249240 (I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California 91355-4162
(Address of Principal Executive Offices, Zip Code)

(Issuer's Telephone Number, Including Area Code) (661) 257-6060

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:	Class A common stock, par value $.001 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes | x |     No |   |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     | x |

Registrant's revenues for its most recent fiscal year:                       $9,352,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 2005 was $7.5 million.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class                                                        Outstanding on March 1, 2005

Class A common stock, $.001 par value                                    4,697,979

Class B common stock, $.001 par value                                       762,612

      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to registrant's Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:  Yes |   |    No | x |

FORWARD-LOOKING STATEMENTS

                This document, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve a number of risks and uncertainties.  Forward-looking statements are usually denoted by words or phrases such as "believes," "expects," "thinks," "projects," "estimates," "anticipates," "will likely result," or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.  Factors associated with the forward-looking statements that could cause the forward-looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in this document.  In addition to the other information contained in this document, readers should carefully consider the information appearing in Part II, Item 6 of this document under the heading "Cautionary Statements and Risk Factors."

                References to "Taitron," "the Company," "we," "our" and "us" refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

                Taitron Components Incorporated is a national distributor of electronic components, primarily focused on discrete semiconductors, optoelectronic devices and passive components.  Taitron's "superstore" strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of its customers.  At December 31, 2004, Taitron's inventory consisted of over 1.3 billion components.  Taitron currently distributes over 14,000 different products manufactured by more than 50 different suppliers.  Taitron's per unit sales price of components sold during the year ended December 31, 2004 averaged approximately 1.6 cents.  Taitron was incorporated in California in December 1989.

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

                Taitron has continued to be impacted by the severe decline in demand from the U.S. market, which began in late 2000.  As a result, Taitron has experienced declining sales since early 2001.  In response to this declining demand, Taitron expects to increase its sales to existing customers through further expansion of the number of different types of discrete components and other non-integrated circuit components in its inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers.  In addition to traditional component fulfillment, Taitron also plans to continue developing its market role into value-added engineering services for its existing OEM and CEM customers through partnership agreements with offshore solution providers.

Discrete Semiconductors

                Semiconductors can be broadly divided into two categories - discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits, such as microprocessors and other "chips," which can contain from a few to several million transistors and other elements in a single package, and usually are designed to perform complex tasks.

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

Optoelectronic Devices and Passive Components

                In addition to discrete semiconductors, Taitron offers optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  Taitron markets these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 41% and 39% of Taitron's total sales for the years ended December 31, 2004 and 2003, respectively.  During 2004, Taitron purchased $2,500,000 of inventory for these components, to facilitate the sales of these products.

Electronic Distribution Channels

                Electronic component manufacturers, which we refer to as suppliers, sell components directly to CEMs and OEMs, as well as to distributors.  The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach small and medium-sized CEMs and OEMs, as well as smaller distributors.  Many suppliers consider electronic distributors to be an integral part of their businesses.  As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in finished goods inventories and accounts receivable.  By having geographically dispersed selling and delivery capabilities, distributors are often able to serve small and medium-sized companies more effectively and economically than can the supplier.

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

Strategy

                Since Taitron was founded in 1989, its goal has been to become one of the leading distributors of discrete semiconductors in North America.  Taitron initially gained market share by concentrating on selling discrete semiconductors at competitive prices.  Since 1997, Taitron has marketed itself as a "discrete components superstore," with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of these products.  In creating the "superstore" strategy, Taitron has attempted to develop a more efficient link between suppliers and the small and medium-sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors.  The primary aspects of the Taitron's strategy include:

Inventory.  Taitron's core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors.  This strategy allows Taitron to fill customer orders immediately from stock held in inventory.  Taitron believes that its most important competitive advantage is the depth of its inventory.  Unlike other distributors who carry only the best-selling discretes, Taitron's entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components.  However, Taitron is focusing on lowering its inventory levels to balance with the weakened demand experienced throughout 2004.  With immediate availability of a wide selection of products and brands, Taitron believes that sales may grow if the market rebounds.  See Part II, Item 6 - "Management's Discussion and Analysis - Liquidity and Capital Resources".

Strategic Purchasing.  When the opportunity presents itself, Taitron makes opportunistic purchases of a supplier's uncommitted inventory in order to take advantage of favorable pricing.  Taitron also makes significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders.  When possible, Taitron attempts to control its inventory risks by matching large customer orders with simultaneous purchases from suppliers.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations".

Support Small Distributors, CEMs and OEMs.  Taitron focuses its marketing efforts on small contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups.  During the last few years, there have been substantial consolidations within the electronics distribution industry creating very large distributors.  This trend to consolidate creates opportunities for Taitron since suppliers do not usually direct sales efforts toward small and medium-sized CEMs and OEMs and often the larger distributors no longer adequately service small customers.  Taitron believes that its strategic purchasing policies enable Taitron to provide small and medium-sized CEMs and OEMs and distributors competitive prices while maintaining adequate profit margins.  Taitron generally does not impose minimum order limitations on its customers, which enables smaller customers to avoid the costs of carrying large inventories.  Taitron also offers its customers a limited range of value-added services such as cutting and forming, quality monitoring and product source tracing.  Taitron intends to grow by developing its market role into value-added desgn and engineering services for the small OEMs.

Design and Engineering Services.  In 2004, Taitron began providing design and engineering services to support our existing OEM and CEM customers by outsourcing their product design and manufacturing assembly work offshore.  Sales of these products were $448,000 in 2004.  In order to facilitate this outsourcing program, Taitron intends to begin opening and engineering design center in Shanghai, China, later during this year.  Strategic allies such as Princeton Technology Corporation, a company controlled by a Taitron director, and Teamforce Co. Ltd., both Taiwan-based companies, will assist Taitron with this program.

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

Preferred Distributors.  Taitron developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship.  Under these agreements, Taitron's preferred distributors provide point of sales (POS) reports which identify the distributor's customers and Taitron provides the preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits.  As of the date of this Report, Taitron maintains Preferred Distributor Agreements with 9 selective distributors.  Taitron intends to maintain only a few preferred distributors in each geographical region.

Relationships with Suppliers.  Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence.  Price protection mitigates the risks of falling prices of components held in inventory.  Since 2001, Taitron has been aggressively pursuing new distribution agreements that provide Taitron with stock rotation and price protection privileges.  These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if either the supplier or distributor terminates the distribution agreement.  Taitron also believes that it has been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and price fluctuations) in order to obtain better pricing.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors -  Need to Maintain Large Inventory; Price Fluctuations" and "Business - Suppliers".

Reliable One Stop Shopping.  Taitron offers a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduces significantly the number of suppliers a buyer must use to purchase these devices and components.  Taitron provides customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need.  Because of its large inventory, Taitron often can fill a significant portion, or all, of a customer's order from stock.  Historically, Taitron has been able to fill most of its customers' orders within 24 hours and in compliance with their requested delivery schedules.  See Part II Item 6 - "Management's Discussion and Analysis - Results of Operations", "Business - Customers" and "Business - Sales and Marketing Channels".

                Broken Package Sales.  From time to time, Taitron has broken the minimum package for specific customers who demanded only a partial reel or bag for their prototype or pilot run.  With the new development of web order entry system (WOE) and the completion of warehouse management system (WMS), we are able to perform the broken package sales more economically and efficiently.  It will target at local distributors, OEMs and CEMs to release their financial burden of carrying unwanted parts in their stock.

                Web Order Entry (WOE) and Customer Drop Shipment (CDS).  The demand of web purchasing from buyers around the world is growing very rapidly in the past few years.  We have developed a web order entry system for existing customers to access our inventory and to place purchase orders in real time.  Not only they will get the sales and shipment confirmation on the same day, but also be able to assign the drop shipments to their customers directly.  We believe this is a new trend to many local distributors and brokers who want to serve their customers more effectively and efficiently without material handling costs.

                Third Party Warehouse.  Paying a percentage of the transaction, some of our principals use Taitron's warehouse to hold their inventory and to ship to their customers in North America.  Taitron's ability of tracking the products and the convenience of the real-time web order entry make the third party warehouse more attractive to many component manufacturers overseas.  We believe this service will enhance Taitron's market position as the discrete components super store.

                Vendor managed Inventory (VMI).  As a part of our WMS system, VMI not only allocates the forecasted inventory by the contract but also guarantees the same day shipment for customers who frequently change their shipping schedule driven by MRP demand.  The VMI system is fully operational from web by VMI managers who could be the reps, the buyers or the dedicated persons at Taitron.

Products

                Taitron markets a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2004, Taitron's inventory contained over 1.3 billion separate components and over 14,000 distinct products.  In 2004, the average per unit sales price of the products sold by Taitron was approximately 1.6 cents.

                In 2004, Taitron purchased products from over 50 suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, KEC America Corporation, Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Suppliers", "Business - Customers" and "Business - Suppliers".

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

                Taitron's distribution originates from a 55,000 square-foot facility it owns located in Santa Clarita, California.  Taitron utilizes a computerized inventory control/tracking system which enables Taitron to quickly access its inventory levels and trace product shipments.  See Item 2 - "Properties."

Customers

                Taitron markets its products to distributors, CEMs and OEMs.  Taitron believes that its strategic purchasing policies allow Taitron to provide smaller and medium-sized distributors, CEMs and OEMs competitive prices while maintaining an adequate profit margin.  As a rule, Taitron does not impose minimum order limitations on its customers, which enables small customers to avoid the cost of carrying large inventories.  See "Business - Strategy."

                During 2004, Taitron distributed its products to approximately 900 customers.  For the years ended December 31, 2004 and 2003, no one customer accounted for more than 6.2% and 3.7%, respectively, of Taitron's net sales.  Taitron does not believe that the loss of any one customer would have a material adverse effect on its business.

                In 2004, distributors represented approximately 40% and both CEMs and OEMs together represented approximately 45% of Taitron's net sales.  The remaining 15% sales represented other brokers, exporters and overseas customers.

                Taitron historically has not required its distributor customers to provide any point of sale reporting and therefore Taitron does not know the different industries in which its products are sold by its distributor customers.  However, based on its sales to CEMs and OEMs, Taitron believes that no one industry accounted for a majority of the applications of the products sold in 2004 or 2003.

                Taitron offers its customers inventory support which includes carrying inventory for their specific needs and providing free samples of the products Taitron distributes.  Taitron also offers its customers a limited range of value-added services, such as lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value-added services have not been material to Taitron's business or results of operations.

                Taitron believes that exceptional customer service and customer relations are key elements of its success, and trains its sales force to provide prompt, efficient and courteous service to all customers.  See "Business - Sales and Marketing Channels."  Taitron has the ability to ship most orders the same day they are placed and, historically, most of its customers' orders have been shipped within the requested delivery schedule.

                As Taitron's customers grow in size, Taitron may lose its larger customers to its suppliers and as the electronics distribution industry consolidates, some of Taitron's customers may be acquired by competitors.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition".

Sales and Marketing Channels

                As of March 1, 2005, Taitron's sales and marketing department consisted of 12 employees.  Taitron has centralized its sales order processing and customer service department into its headquarters at Santa Clarita, California.  However, Taitron retains outside sales account managers in the states of Massachusetts and Georgia.  Taitron's inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with Taitron's independent sales representatives and preferred distributors.

                Taitron also supplies products to national distributors who share franchised lines with Taitron.  These national distributors usually have many office locations throughout the United States and are larger than Taitron.  Taitron serves the national distributors by providing easy access to discrete products that they choose not to stock, as well as supporting their needs in inventory shortage situations.  Sales to national distributors were $100,000 in 2004 and $82,000 in 2003.

                Taitron has sales channels into Central America through its majority-owned subsidiary in Mexico City, Mexico.  Central American sales were $514,000 and $620,000 in 2004 and 2003, respectively.

                Taitron has sales channels into Asia through its branch office in Taipei, Taiwan.  Sales to Asian customers were $507,000 and $265,000 in 2004 and 2003, respectively.

                Taitron also has sales channels into South America through its branch office in Sao Paulo, Brazil.  South American sales were $322,000 and $195,000 in 2004 and 2003, respectively.

                Independent sales representatives have played an important role in developing Taitron's client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and Taitron's network of independent sales representatives are responsive to these needs.  Independent sales representatives are primarily responsible for face-to-face meetings with Taitron's customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  Taitron believes that this commission policy directs independent sales representatives' attention to those end users with potential to increase market share.  Taitron and its independent sales representatives also jointly advertise and participate in trade shows.  Taitron utilized 10 independent sales representatives during 2004.

                Taitron provides customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

Suppliers

                Taitron believes that it is important to develop and maintain good relationships with its suppliers.  Taitron does not typically enter into long-term supply, distribution or franchise agreements with its suppliers, but instead cultivates strong working relationships with each of its suppliers.  However, Taitron has entered into certain franchise agreements with some of its suppliers.  The franchise agreements have terms from one to two years with inventory and price protection programs.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

                In order to facilitate good relationships with its suppliers, Taitron typically will carry a complete line of each supplier's discrete products.  Taitron also supports its suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  Taitron generally orders components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 1, 2005 were approximately $870,000.  In addition, Taitron has distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Strategy".

                Taitron purchases components from over 50 different suppliers, including Everlight Electronics Co, Ltd., Fairchild Semiconductor Corporation, General Semiconductor Inc., Samsung Electro-Mechanics Co. and Vishay Americas Inc.  Taitron is continually attempting to build relationships with suppliers and from time to time adds new suppliers in an attempt to provide its customers with a better product mix.  Also, Taitron's relationships with suppliers have been terminated from time to time.  The possibility exists that the loss of one or more distribution relationships with a supplier might have a material adverse effect on Taitron and its results of operations.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

                For the year ended December 31, 2004, Samsung Electro-Mechanics Co., General Semiconductor Inc., Vishay Americas Inc. and Everlight Electronics Co, Ltd., accounted for approximately 32% of Taitron's net purchases.  However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron's other suppliers or are available from various other sources at competitive prices.  Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers."

Competition

                Taitron operates in a highly competitive environment.  Taitron faces competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of its own suppliers.  Many of Taitron's competitors are more established and have greater name recognition and financial and marketing resources than Taitron.  Taitron believes that competition in the electronic industry is based on breadth of product lines, product availability, choice of suppliers, customer service, response time, competitive pricing and product knowledge, as well as value-added services.  Taitron believes it competes effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge.  To Taitron's knowledge, no other national distributor focuses its business on discrete semiconductors to the same extent as does Taitron.  Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small and medium-sized OEMs and distributors, which constitute the vast majority of Taitron's customers.  However, should Taitron's customers increase in size, component manufacturers may find it cost effective to focus direct sales efforts on those customers, which could result in the loss of customers or decreased selling prices.  See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition" and "Business - Electronic Distribution Channels".

Management Information Systems

                Taitron has made a significant investment in computer hardware, software and personnel.  The Management Information Systems (MIS) department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems.  Taitron believes that its MIS department is crucial to Taitron's success and believes in continually upgrading its hardware and software.  Taitron also developed a vendor management inventory software program which allows participating customers to access and manage their own inventory through the internet.  The web site also provides users with other current information about Taitron.

Warehouse Management System

Taitron utilizes a wireless, fully bar-coded warehouse tracking system that greatly enhances the processing speed, accuracy of product quantity and location control within the warehouse.  It also reduces potential errors and accelerates the delivery of components to customers.  Taitron is continuously improving its warehouse management system with custom programming features.

Foreign Trade Regulation

                A large portion of the products distributed by Taitron are manufactured in Asia, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines.  The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on Taitron's business and results of operations.

                Many of Taitron's suppliers have their manufacturing facilities in countries whose economies continue to be volatile while recovering from recent years of financial difficulties.  Although local currencies have stabilized, the U.S. dollar's strength compared with Asian currencies further may reduce exports to Asia in the future.  Sales to Asian customers were 5.4% and 2.8% of Taitron's total sales in 2004 and 2003, respectively.  Conversely, Taitron believes that the weaker Asian currencies actually may benefit Taitron in the short-term by providing opportunities for Taitron to purchase products at lower prices.

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

                The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries.  For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on Taitron's business.  Taitron's ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations.  While Taitron does not believe that any of these factors adversely impact its business at present, Taitron cannot assure you that these factors will not materially adversely affect Taitron in the future.  Any significant disruption in the delivery of merchandise from Taitron's suppliers, substantially all of whom are foreign, could have a material adverse impact on Taitron's business and results of operations.  See Part II, Item 6 - "Management's Discussion and Analysis - - Cautionary Statements and Risk Factors - Foreign Trade Regulation."

Employees

                At March 1, 2005, Taitron had a total of 27 employees, all of whom are employed on a full time basis.  None of Taitron's employees are covered by a collective bargaining agreement and Taitron considers its relations with its employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

                Taitron owns a 55,000 square-foot building located in Santa Clarita, California, which is subject to a mortgage held by a bank.  The mortgage had an outstanding principal balance of $1,300,000 at March 1, 2005 and is due December 31, 2009.  Pursuant to this mortgage, monthly payments of $20,312 are required, which include interest at 6.875% per annum.  Taitron's executive and administrative offices occupy approximately 12,000 square feet of the Santa Clarita facility, with the remaining 43,000 square feet constituting warehouse space.  The facility is adequately covered by insurance (except earthquake coverage) and there are, at present, no significant plans or needs for renovation or improvement.

                During 1998, Taitron invested $519,000 in its Taiwan office, principally for the acquisition of office and warehouse space.  Taitron owns this property, which is currently leased to an unrelated tenant.  Taitron does not have a policy of investing in real property.

ITEM 3.  LEGAL PROCEEDINGS.

                In the ordinary course of business, Taitron may become involved in legal proceedings from time to time.  As of the date of this report, Taitron was not aware of any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of the security holders of Taitron during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                Our Class A common stock currently trades on the Nasdaq Smallcap Market under the symbol "TAIT."  On August 29, 2003, we transferred our equity securities to the Nasdaq Smallcap Market from the Nasdaq National Market in order to comply with certain continued listing requirements.

The following table sets forth the range of high and low sales prices per share for the Class A common stock as quoted on the Nasdaq Smallcap Market since August 29, 2003 and on the Nasdaq National Market prior thereto, for the periods indicated:

	High	Low

Year Ended December 31, 2003
First Quarter	$ 1.37	$ 0.94
Second Quarter	1.40	1.00
Third Quarter	2.00	0.95
Fourth Quarter	3.25	1.31

	High	Low
Year Ended December 31, 2004
First Quarter	2.49	1.75
Second Quarter	3.57	2.00
Third Quarter	2.50	1.62
Fourth Quarter	2.55	1.82

Holders

                At March 1, 2005, there were 44 holders of record of our Class A common stock and one holder of our Class B common stock.  We believe there are approximately 600 additional beneficial holders of our Class A common stock.

Dividends and Dividend Policy

                We have never declared any cash dividends on our common stock.  However, the Company's Board of Directors will consider whether or not to start paying cash dividends at our next annual board meeting this year.  The present policy of the Company is to retain earnings to finance the development of its operations.  We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See "Management's Discussion and Analysis - Results of Operations; Liquidity and Capital Resources."

Securities Authorized Under Equity Compensation Plans

                In March 1995, we established the 1995 Stock Incentive Plan expiring in March 2005.  This plan provides for the issuance of an aggregate incentive stock option for 1,080,000 shares, non-statutory options or stock appreciation rights to directors, officers and other employees of the Company.

Equity Compensation Plan Information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation

Equity compensation plans approved by security holders	598,999	$1.81	369,554
Equity compensation plans not approved by security holders	-	-	-
Total	598,999	$1.81	369,554

Recent Sales of Unregistered Securities

There were no issuances or sales of our securities by us during the fourth quarter of 2004 that were not registered under the Securities Act of 1933.

Repurchase of Equity Securities

                No shares were repurchased by us during the fourth quarter 2004.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 7 of this report.  Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements usually are denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result" or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.  Factors associated with the forward-looking statements that could cause the forward-looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in this report.  In addition to the other information contained in this report, readers should carefully consider the following information appearing under the heading "Cautionary Statements and Risk Factors."

Overview

Taitron distributes a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate them in their products.

                We believe that demand for discrete semiconductors in the U.S. market decreased from 1996 through the middle of 1999 caused in part by the overall economic slowdown and excess product availability.  From mid-1999 through most of 2000, demand increased as a result of industry-wide shortages.  However, the industry-wide shortages began to diminish towards the end of 2000 and demand through today has drastically declined.  In addition to the general economic slowdown, we believe the declining demand in the U.S. market also has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically.  In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for the existing OEM and CEM customers.  We formed few strategic business partnerships with a few selected existing customers and provide them with original design and manufacturing (ODM) services for their multi-year turn-key projects.  We expect to see some new opportunities and results from these additional services during 2005.

                Our core strategy still includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to our competitors.  This strategy allows us to fill customer orders immediately from stock held in inventory.  Since demand remained weak throughout 2004, we focused on lowering our inventory balances and changing our product mix.  As a result, net inventory levels decreased throughout the year by $1,463,000, including a non-cash provision of approximately $585,000 during 2004 to increase our inventory reserves.

                In accordance with Generally Accepted Accounting Principles, management has classified inventory as a current asset in the Company's December 31, 2004, consolidated financial statements representing approximately 86% of current assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

                Since the beginning of 2001, our gross profit margins in general have been stable or slightly increased mainly because our purchasing price decreases have more than offset the selling price erosion in the down market.  Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, manufacturer's price protection programs, our ability to purchase inventory at favorable prices and our sales product mix.

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

                Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns.  Sales returns for the year ended December 31, 2004 were $86,000 compared to $169,000 for 2003.  The allowance for sales returns and doubtful accounts at December 31, 2004 was $63,000.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

                Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $18,253,000 at December 31, 2004, which is presented net of valuation allowances of $1,036,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  For inventories supplied under franchise agreements, we take into account our contractual rights to receive compensation for price differences caused by market fluctuations.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

                Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $669,000 allowance against our net deferred tax assets.

Results of Operations

The Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

                Net sales for the year ended December 31, 2004 were $9,352,000 compared with $9,479,000 in the prior year, a decrease of $127,000 or 1.3%.  This decrease was primarily due to decrease in domestic demand for our products.

                Cost of goods sold decreased by $137,000 to $6,701,000 for the year ended December 31, 2004, a decrease of 2% from 2003.  Gross profits increased as a percentage of net sales to 28.4% for the current year from 27.9% in the prior year.  Gross profits increased by $10,000 to $2,651,000 for the current year from $2,641,000 in the prior year.

                Selling, general and administrative expenses decreased by $567,000 or 18% for 2004 as compared to the prior year.  The decrease is primarily attributable to reducing personnel-related expenses by approximately $155,000 and depreciation and amortization, by approximately $151,000.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 27.7% for the year ended December 31, 2004 compared to 33.3% in the prior year.

                Operating loss was $84,000 or 0.9% for 2004, as compared to $514,000 in the prior year.  Operating losses decreased primarily as a result of lower selling, general and administrative expenses discussed above.

                Interest expense for 2004 decreased by $184,000 as compared the prior year.  The decrease is due to lower borrowing levels and lower effective average borrowing interest rates.

                Income tax provision was $33,000 for 2004, as compared to $221,000 for the prior year.  The change is due to the Company recording $220,000 in non-cash income tax charges for 2003, related to fully reserving its valuation allowance against its net deferred tax assets (as discussed above; see "Critical Accounting Policies and Estimates – Deferred Taxes").

                We incurred net losses of $248,000 for 2004 as compared with $387,000 for the prior year, a decrease of $139,000 or 35.9%.  The decrease in net losses is primarily attributable to lower selling, general and administrative expenses, discussed above.  Net loss as a percentage of net sales decreased to 2.7% from 4.1%.

Liquidity and Capital Resources

                We historically have satisfied our liquidity requirements through cash generated from operations, short-term subordinated loans and the sale of equity securities.  Our cash flows provided by (used in) operating, financing and investing activities for the years ended December 31, 2004 and 2003 were as follows:

	Year Ended December 31, (in thousands)
	2004	2003
Operating activities................................................	$ 1,711	$ 4,924
Investing activities.................................................	(117)	1,774
Financing activities................................................	(4,032)	(4,085)

                Cash flows provided by operating activities decreased to $1,711,000 during 2004, as compared to $4,924,000 in the prior year.  The decrease is primarily attributable to inventory decreasing by $878,000 in 2004 as compared to a decrease of $4,111,000 in 2003.

                Cash flows used in investing activities was $117,000 during 2004, as compared to cash flows provided in 2003 of $1,774,000.  The decrease is due to the sale of our former office/warehouse facility for net proceeds of $1,793,000 during the quarter ending September 30, 2003.

                Cash flows used in financing activities decreased to $4,032,000 in 2004 as compared with $4,085,000 in the prior year.

                We believe that funds generated from operations, our $3 million revolving line of credit facility and existing cash balances, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.  If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities.  Otherwise, we may need to liquidate assets to generate the necessary working capital.

                Inventory is included and classified as a current asset.  As of December 31, 2004, inventory represented approximately 86% of current assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

                If we fail to retain key personnel our operations could suffer and our stock price could be negatively impacted.  We are highly dependent upon the services of Stewart Wang, our Chief Executive Officer and President.  Our success to date has been largely dependent upon the efforts and abilities of Mr. Wang and the loss of Mr. Wang's services for any reason could have a material adverse effect upon us.  In addition, our work force includes executives and employees with significant knowledge and experience in the electronics distribution industry.  Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force.  While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost, we cannot assure you that we would be able to do so on terms favorable to us.  In particular, the hiring of a suitable replacement for Mr. Wang could be very difficult.  We have purchased and currently intend to maintain a key-man life insurance policy on Mr. Wang's life with benefits of $2,000,000 payable to us in the event of Mr. Wang's death.  The benefits received under this policy might not be sufficient to compensate us for the loss of Mr. Wang's services should a suitable replacement not be employed.  Since 2002, Mr. Wang also has assumed the Chief Financial Officer position until the next annual board meeting in May 2005.  The Board of Directors will consider appointing a Chief Financial Officer, if needed, under the current market conditions.

                Difficulties with or termination of our relationship with our suppliers could adversely impact our ability to provide sufficient quantities of our products on a timely basis.  Typically, we do not have written long-term supply or distribution agreements with any of our non-franchise suppliers and our written franchise supplier agreements have terms of one to two years.  Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines.  Because of the lack of long-term contracts, we cannot assure you that we will be able to maintain these relationships. However, we believe that, even if we lose our direct relationship with a supplier, alternative sources exist for our products.  We cannot assure you that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations.

                We may not receive the full value of our inventory if we are forced to liquidate within a limited time period.  Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset in our December 31, 2004 consolidated financial statements.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.

                Our revenues and operating results have been and may again be adversely affected by downturns or other changes in the general economy or in the semiconductor industry.  The electronics distribution industry has been affected historically by general economic downturns, which have had an adverse economic effect upon manufacturers and end-users of discrete components, as well as electronic distributors such as us.  In addition, the life-cycle of existing electronic products and the timing of new product development and introduction can affect demand for electronic components.  Downturns in the electronics distribution industry, or the electronics industry in general, could adversely affect our business and results of operations.

                Our gross margins may decline as we increasingly compete with larger companies with greater financial resources and foreign distributors.  We face intense competition, both in our selling efforts and purchasing efforts, from the significant number of companies that manufacture or distribute discrete products.  Many of these companies have substantially greater assets and possess substantially greater financial and personnel resources than we do.  Many competing distributors also carry product lines which we do not carry.  Generally, large component manufacturers and large distributors do not focus their direct selling efforts on smaller and medium-sized CEMs, OEMs and distributors, which constitute the vast majority of our customers.  However, should our customers increase in size, component manufacturers may find it cost effective to focus direct selling efforts on those customers, which could result in the loss of customers or decrease on profit margins.  We cannot assure you that we will be able to continue to compete effectively with existing or potential competitors.  Also, we have seen new competition from Asia in two major areas: (a) more Asian manufacturers competing directly with U.S. distributors and (b) more OEMs and CEMs moving production capacity to Asia for cost savings.

                Because we maintain a large inventory, price fluctuations can significantly affect our results of operations.  To adequately service our customers, we believe that it is necessary to maintain a significant inventory supply of our product offerings.  However, if prices of components held in our inventory supply decline or if new technology is developed that displaces products distributed by us and held in inventory, our business and results of operations could be materially adversely affected.

                An unanticipated shortage of products may cause us to fall short of expected quarterly revenues and operating results.  The semiconductor component business has from time to time experienced periods of extreme shortages in product supply, generally as the result of demand exceeding available supply. When these shortages occur, suppliers tend to either raise unit prices in order to reduce order backlog or place their customers on "allocation," reducing the number of units sold to each customer.  While we believe that, due to the depth of our inventory, we have not been adversely affected by past shortages in certain discrete components, we cannot assure you that future shortages will not adversely impact us.

                Because we depend on international suppliers for a significant amount of our products, we are subject to all of the risks and uncertainties associated with the conduct of international business.  A significant number of the products distributed by us are manufactured in Taiwan, China, South Korea and the Philippines.  The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

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

                Because one shareholder holds the majority of the voting power of our common tock, we may not be an attractive candidate for acquisition, which may have a negative effect on our stock price.  Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B common stock, which carries ten votes per share, and he thus controls approximately 62% of the voting power of our common stock.  As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors.  Also, at any time while we have at least 800 shareholders who beneficially own shares of our common stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of our directors.  The disproportionate vote afforded the Class B common stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A common stock, which might have a depressive affect on the price of the Class A common stock.

                If our customers return products at a rate significantly in excess of historical levels, our reserves for returns may not be adequate.  On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We also will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price.  We will not accept returns of any products that were special-ordered by a customer, or that otherwise are not generally included in our inventory.  During the fiscal years ended December 31, 2004 and 2003, sales returns aggregated $86,000 and $169,000, or 0.9% and 1.8% of net sales, respectively.  Historically, most allowable returns occur during the first two months following shipment.  While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

ITEM 7.  FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

TAITRON COMPONENTS INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Taitron Components Incorporated

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2004 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                                                                                /s/ Haskell & White LLP

Irvine, California
February  28, 2005

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheet

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$539,000
Restricted cash (Note 9)	1,000,000
Trade accounts receivable, net	1,099,000
Inventory, net	18,253,000
Prepaid expenses and other current assets	417,000
21,308,000
Total current assets

Property and equipment, net	4,633,000
Other assets	64,000

Total assets	$26,005,000

Liabilities and Shareholders' Equity
Current liabilities:
Trade accounts payable	$806,000
Accrued liabilities	403,000
Current portion of long-term debt	157,000
Total current liabilities	1,366,000

Long-term debt, less current portion	1,169,000

Total liabilities	2,535,000

Commitments and contingencies (Notes 3, 6 and 10) Shareholders' equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,697,646 shares issued and outstanding	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares	1,000
Additional paid-in capital	10,414,000
Accumulated other comprehensive loss, net of tax	3,000
Retained earnings	13,047,000

Total shareholders' equity	23,470,000

Total liabilities and shareholders' equity	$26,005,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

Year ended December 31,

		2004		2003
Net sales		$9,352,000		$9,479,000
Cost of goods sold		6,701,000		6,838,000
Gross profit		2,651,000		2,641,000

Selling, general and administrative expenses		2,588,000		3,155,000
Impairment losses		147,000		-
Operating loss		(84,000)		(514,000)

Interest expense, net		(171,000)		(355,000)
Other income, net		34,000		40,000
Gain on sale of assets		6,000		663,000
Loss before income taxes		(215,000)		(166,000)

Income tax provision		(33,000)		(221,000)

Net loss		$(248,000)		$(387,000)

Loss per share Basic & Diluted:	$	( .05)	$	( .07)
Weighted average common shares outstanding:
Basic & Diluted		5,464,912		5,655,468

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Consolidated Statement of Shareholders' Equity
Two years ended December 31, 2004
						Accumulated
						Other		Total
	Class A common stock		Class B common stock		Additional	Comprehensive	Retained	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in capital	Income (Loss)	Earnings	Equity

Balances at December 31, 2002	4,945,107	$ 5,000	762,612	$ 1,000	$ 10,893,000	$ (35,000)	$ 13,682,000	$ 24,546,000

Relative estimated fair value of stock options issued in connection with Notes Payable	-	-	-	-	15,000	-	-	15,000

Repurchase of common stock	(117,508)	-	-	-	(199,000)	-	-	(199,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	14,000	-	14,000

Net loss	-	-	-	-	-	-	(387,000)	(387,000)
Comprehensive loss	-	-	-	-	-	-	-	(373,000)

Balances at December 31, 2003	4,827,599	$ 5,000	762,612	$ 1,000	$ 10,709,000	$ (21,000)	$ 13,295,000	$ 23,989,000

Issuances of common stock	18,567	-	-	-	27,000	-	-	27,000

Repurchase of common stock	(148,520)	-	-	-	(322,000)	-	-	(322,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	24,000	-	24,000

Net loss	-	-	-	-	-	-	(248,000)	(248,000)
Comprehensive loss	-	-	-	-	-	-	-	(224,000)

Balances at December 31, 2004	4,697,646	$ 5,000	762,612	$ 1,000	$ 10,414,000	$ 3,000	$ 13,047,000	$ 23,470,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

Year ended December 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(248,000)	$(387,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	310,000	412,000
Amortization of debt discount related to options issued with notes payable	28,000	14,000
Write-down of inventory	585,000	487,000
Provision for sales returns and doubtful accounts	31,000	245,000
Impairment losses	147,000	-
Gain on sale of assets	(6,000)	(663,000)
Deferred income taxes	-	220,000
Changes in assets and liabilities:
Trade accounts receivable	86,000	548,000
Income tax receivable	-	310,000
Inventory	878,000	4,111,000
Prepaid expenses and other current assets	(222,000)	185,000
Other assets	(3,000)	4,000
Trade accounts payable	(29,000)	(479,000)
Accrued liabilities	154,000	(83,000)
Total adjustments	1,959,000	5,311,000
Net cash provided by operating activities	1,711,000	4,924,000

Cash flows from investing activities:
Acquisition of property and equipment	(123,000)	(19,000)
Proceeds on sale of assets	6,000	1,793,000
Net cash (used in) provided by investing activities	(117,000)	1,774,000

Cash flows from financing activities:
Payments on revolving line of credit	-	(3,935,000)
(Payments) borrowings on notes payable	(2,737,000)	49,000
Repurchase of Class A common stock	(322,000)	(199,000)
Increase of restricted cash	(1,000,000)	-
Exercise of Class A common stock options	27,000	-
Net cash used in financing activities	(4,032,000)	(4,085,000)
Impact of exchange rates on cash	24,000	14,000
Net (decrease) increase in cash and cash equivalents	(2,414,000)	2,627,000
Cash and cash equivalents, beginning of year	2,953,000	326,000
Cash and cash equivalents, end of year	$539,000	$2,953,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$177,000	$365,000
Cash paid (refunded) for income taxes, net	$30,000	$(315,000)

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated

Notes to Consolidated Financial Statements

Note 1  -  Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV.  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries.  For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company's business.  The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations.  While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot assure you that these factors will not materially adversely affect the Company in the future.  Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations.  Management estimates that over 80% of the Company's products are produced in Asia.

Samsung Electro-Mechanics Co. accounted for approximately 17% and 12% of Taitron's net purchases for 2004 and 2003, respectively.  However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron's other suppliers or are available from various other sources at competitive prices.  Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Revenue Recognition

Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns.  Sales returns for the years ended December 31, 2004 and 2003 aggregated $86,000 and $169,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at December 31, 2004 aggregated $63,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $1,036,000 at December 31, 2004.  The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

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

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," permits entities to recognize as expense the fair value of all stock-based awards.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 to employee stock-based awards under which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, and provides for disclosure of pro forma earnings and per share information for employee stock options as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

For purposes of this pro-forma disclosure, the estimated fair value of the stock-based awards is assumed to be amortized to expense over the stock-based award's vesting periods.

Year Ended December 31,
		2004	2003
Net loss	As reported	$ (248,000)	$ (387,000)
	Pro forma	$ (220,000)	$ (346,000)

Loss per share	As reported	$ (.05)	$ (.07)
	Pro forma	$ (.04)	$ (.06)

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Common equivalent shares, consisting primarily of stock options and warrants, of approximately 572,000 and 484,000 for the years ended December 31, 2004 and 2003, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment".  This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  For the Company, this Statement is effective as of the first reporting period that begins after December 15, 2005.  Accordingly, the Company will adopt SFAS 123(R) in its first quarter of fiscal 2006.  The Company is currently evaluating the provisions of SFAS 123(R) and has not yet determined the impact that this Statement will have on its results of operations or financial position.

Note 2  -  Property and Equipment

Property and equipment, at cost, is summarized as follows:

12/31/2004

Land	$1,297,000
Buildings and improvements	3,693,000
Furniture and equipment	876,000
Computer software and equipment	2,131,000
Total Property and Equipment	7,997,000
Less: Accumulated depreciation and amortization	(3,364,000)

Property and Equipment, net	$4,633,000

Note 3  -  Long-Term Debt

Long-term debt is summarized as follows:

12/31/2004
Note payable collateralized by real property, due December 31, 2009, monthly principal and interest payments of $20,000, bearing an interest rate of 6.875%	$1,326,000
Less current maturities	(157,000)
$1,169,000

Minimum future payments of long-term debt are summarized as follows:

Year ending December 31:
2005	$160,000
2006	171,000
2007	183,000
2008	196,000
2009	616,000

$1,326,000

Note 4  -  Shareholders' Equity

There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,697,646 issued and outstanding as of December 31, 2004. Each holder of Class A common stock is entitled to one vote for each share held.

There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2004. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

During 2004, the Company repurchased 148,520 shares of its Class A common stock on the open market for $322,000, and permanently retired the shares. Additionally, the Company issued 18,567 shares of common stock upon the exercise of stock options (Note 7).

Note 5  -  Income Taxes

Income tax provision is summarized as follows:

	Year Ended December 31,
	2004	2003
Current:
Federal	$-	$-
State	33,000	1,000
	33,000	1,000
Deferred:
Federal	(17,000)	183,000
State	17,000	37,000
	-	220,000

Income tax provision	$33,000	$221,000

The actual income tax provision differs from the "expected" tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2004	2003

"Expected" income tax expense (benefit)	$(74,000)	$(56,000)
State tax (benefit) expense, net of Federal benefit	4,000	(15,000)
Foreign losses	52,000	68,000
Increase in valuation allowance	16,000	286,000
Other	35,000	(62,000)

Income tax provision	$33,000	$221,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

Deferred tax assets:	12/31/2004

Inventory reserves	$444,000
Section 263a adjustment	94,000
Allowances for bad debts and returns	35,000
Accrued expenses	27,000
Asset valuation reserve	63,000
State net operating loss carry forward	84,000
Other	4,000

Total deferred tax assets	751,000
Valuation allowance	(669,000)

Deferred tax liabilities:
Depreciation	(11,000)
Deferred state taxes	(71,000)

Net deferred tax assets	$-

The Company has a net operating loss aggregating approximately $820,000 for state tax purposes that expires in 2015.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

Note 6  -  401(k) Profit Sharing Plan

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan also provides for a 20% matching contribution vesting immediately, at the discretion of the Company. For the years ended December 31, 2004 and 2003, employer matching contributions aggregated approximately $12,000 in each year.

The plan invests a portion of its assets in the common stock of the Company. The plan held 78,925 shares of the Company's common stock at December 31, 2004.

Note 7  -  Stock Options

In March 1995, the Company established the 1995 Stock Incentive Plan (the Plan) expiring in March 2005. The Plan provides for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options may be granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights may be granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provides for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to the committee and each year thereafter. The exercise price of these options is equal to the fair market value of the Company's Class A common stock at the date of grant.

The fair value of options and SAR's used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2004: dividend yield of 0%; expected volatility of 24%; a risk free interest rate of approximately 5% and an expected holding period of five years; and for 2003: dividend yield of 0%; expected volatility of 41%; a risk free interest rate of approximately 4% and an expected holding period of five years.

As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan options and SAR's.

Stock option and SAR activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price

Balance at December 31, 2002	607,350	2.01
Granted	109,500	1.02
Forfeited	(148,951)	2.00
Balance at December 31, 2003	567,899	1.84
Granted	80,000	1.74
Exercised	(18,567)	1.46
Forfeited	(30,333)	2.14
Balance at December 31, 2004	598,999	1.81

The weighted average fair value of options granted in 2004 and 2003 was $0.55 and  $0.68, respectively.

At December 31, 2004, the range of individual weighted average exercise prices was: $1.04 to $2.37.  The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

At December 31, 2004 the number of options exercisable was 438,000 and the weighted average exercise prices of those exercisable options were $1.98.

Note 8  -  Net Loss Per Share

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

	2004	2003
Net loss available to common shareholders used in basic loss per share	$(248,000)	$(387,000)
Weighted average number of common shares used in basic loss per share	5,464,912	5,655,468
Basic loss per share	$(.05)	$(.07)
Effect of dilutive securities:
Options	-	-
Weighted number of common shares and dilutive potential common shares used in diluted loss per share	5,464,912	5,655,468
Diluted loss per share	$(.05)	$(.07)

Note 9  -  Restricted Cash

On December 31, 2004 the Company had $1,000,000 of restricted cash invested in 1-year certificate of deposit maturing on July 9, 2005.  On July 8, 2004, the Company entered into a revolving line of credit facility providing up to $3 million for operating purposes.  As of the date of this Report, the Company has not yet used this credit facility.  The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants that require the Company to retain this $1,000,000 certificate of deposit and maintain compliance with certain financial ratios.

Note 10  -  Commitments and Contingencies

Legal and Regulatory Proceedings

The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $955,000 as of December 31, 2004.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None

ITEM 8A.  CONTROLS AND PROCEDURES.

                As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Principal Executive and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures were effective.  During the three-month period ended December 31, 2004, no change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                    The information required by Item 9, with the exception of the information provided below concerning the Company's Code of Ethics, will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors", "Compliance with Section 16(a) - Beneficial Ownership Reporting" and "Report of the Audit Committee" and is incorporated herein by this reference.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2004.

                    The Company has adopted a Code of Ethics that applies to all officers (including its principal executive officer, principal financial officer, controller and any person performing similar functions).  The Code of Ethics is available on the Company's website at www.taitroncomponents.com.

ITEM 10.  EXECUTIVE COMPENSATION.

                    The information required by Item 10 will appear in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by this reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                    The information required by Item 11 will appear in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by this reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    The information required by Item 12 will appear in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference.

ITEM 13.  EXHIBITS.

3.1	Articles of Incorporation of Taitron Components Incorporated. (1)
3.2	Bylaws. (1)
4.1	Specimen certificate evidencing Class A common stock. (1)
4.2	Form of Underwriter's Warrant. (1)
10.1*	Form of Director and Officer Indemnification Agreement. (1)
10.2*	1995 Stock Incentive Plan, as Amended. (2)
10.3.	Business Loan Agreement, dated December 10, 2002, between the Company and General Bank. (3)
10.4	Promissory Note and Amendment, dated December 10, 2002, between the Company and General Bank. (3)
10.5	Deed of Trust, dated December 10, 2002, between the Company and General Bank. (3)
21.1**	List of Subsidiaries.
23.1**	Consent of Independent Registered Public Accounting Firm - Haskell & White LLP.
24.1**	Power of Attorney (contained on the signature page hereof).
31.1**	Principal Executive and Financial Officer - Section 302 Certification.
32.1**	Principal Executive and Financial Officer - Section 906 Certification.

______________________________________________________________________________________

*               Management contract or compensatory plan or arrangement.

**             Filed herewith.

(1)            Incorporation by reference from the Company's Registration Statement on Form SB-2, Registration No. 33-90294-LA.

(2)            Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter.ended June 30, 1998.

(3)            Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by this reference.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  Taitron Components Incorporated

Dated:  March 31, 2005                         By:  /s/ Stewart Wang

                                                                         Stewart Wang

                                                                         Chief Executive Officer, President and Chief Financial Officer