Form 10QSB
period 2005-03-31
TAITRON COMPONENTS INC
filed 2005-05-16
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2005
Class A Common Stock, $.001 par value	4,698,479
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

March 31, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 706
Restricted cash (Note 4)	1,000
Trade accounts receivable, net	1,048
Inventory, net	17,945
Prepaid expenses and other current assets	409

Total current assets	21,108
Property and equipment, net	4,578
Other assets	77

Total assets	$ 25,763

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$ 749
Accrued liabilities and other	387
Current portion of long term debt	158

Total current liabilities	1,294
Long-term debt, less current portion	1,133

Total liabilities	2,427

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares
None issued or outstanding	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued
and outstanding 4,698,479 shares	5
Class B common stock, $.001 par value. Authorized, issued and outstanding
762,612 shares	1
Additional paid-in capital	10,415
Accumulated other comprehensive loss, net of tax	(3)
Retained earnings	12,918

Total shareholders’ equity	23,336

Total liabilities and shareholders’ equity	$ 25,763

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Net sales	$ 1,842	$ 2,491
Cost of goods sold	1,341	1,842

Gross profit	501	649
Selling, general and administrative expenses	618	609

(Loss) income from operations	(117)	40
Interest expense, net	(12)	(62)
Other income, net	—	32

(Loss) income before income taxes	(129)	10
Income tax provision	—	—

Net (loss) income	$ (129)	$ 10

Loss per share
Basic	$ (0.02)	$ —

Diluted	$ (0.02)	$ —

Weighted average common shares outstanding
Basic	5,460,619	5,479,708

Diluted	5,460,619	6,014,708

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(129)	$ 10

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount related to options issued
with notes payable	—	4
Depreciation and amortization	59	66
Provision for sales returns and doubtful accounts	17	21
Changes in assets and liabilities:
Trade accounts receivable	34	(181)
Inventory	308	512
Prepaid expenses and other current assets	8	(25)
Other assets	(13)	—
Trade accounts payable	(57)	195
Accrued liabilities and other	(16)	(102)

Total adjustments	340	490

Net cash provided by operating activities	211	500

Cash flows from investing activities:
Acquisitions of property and equipment	(4)	(24)

Net cash used by investing activities	(4)	(24)

Cash flows from financing activities:
Payments on notes payable	(35)	(139)
Repurchase of Class A Common Stock	—	(323)
Proceeds from exercise of stock options and issuance of stock	1	25

Net cash used in financing activities	(34)	(437)

Impact of exchange rate changes on cash	(6)	11

Net increase in cash and cash equivalents	167	50
Cash and cash equivalents, beginning of period	539	2,953

Cash and cash equivalents, end of period	$ 706	$ 3,003

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 23	$ 61

Cash paid for income taxes	$ —	$ 23

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(All amounts are unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated (“the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended March 31, 2005 and 2004 were $17,000 and $47,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at March 31, 2005 aggregated $59,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,177,000 at March 31, 2005.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares of approximately 588,000 shares for the three months ended March 31, 2005, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

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

Accordingly, under SFAS No. 123, the Company’s net earnings and diluted earnings per share for the quarters ended March 31, 2005 and 2004, would have been changed to the pro forma amounts indicated below:

		Three Month Period Ended March 31,
		2005	2004
Net (loss) earnings	As reported	$ (129,000)	$10,000
	Pro Forma	$ (124,000)	$20,000

Diluted (loss) earnings	As reported	$ (0.02)	$ —
per share	Pro Forma	$ (0.02)	$ —

The total weighted average fair value of options granted for the quarter ended March 31, 2005 and 2004 was $0, as there were no options granted during either period. At March 31, 2005, the number of options exercisable was 588,000 and the weighted average exercise price of those options was $1.82.

Reclassification

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform with the 2005 presentation.

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

Note 3 - Long-Term Debt

March 31, 2005
Long-term debt is summarized as follows:
Note payable collateralized by real property, due
December 31, 2009, monthly principal and interest payments of $20,000, bearing an interest rate of 6.875%	$ 1,291,000

Less current maturities	(158,000)

$ 1,133,000

Note 4 - Restricted Cash

On March 31, 2005, the Company had $1,000,000 of restricted cash invested in 1-year certificate of deposit maturing on July 9, 2005. On July 8, 2004, the Company entered into a revolving line of credit facility providing up to $3 million for operating purposes. As of the date of this Report, the Company has not yet used this credit facility. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants that require the Company to retain a $1,000,000 certificate of deposit and maintain compliance with certain financial ratios.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this report as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2004. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our most recent annual report on Form 10-KSB under the heading “Cautionary Statements and Risk Factors.”

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

        We believe that demand for discrete semiconductors in the U.S. market had drastically declined since 2000. This declining demand has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for our existing OEM and CEM customers by outsourcing their product design and manufacturing work offshore. We formed some strategic business partnerships with a few customers and are providing them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see some new opportunities and results from these additional services during 2005.

        Our core strategy of electronic components fulfillment, however, consists of carrying a substantial quantity and variety of products in inventory to meet the rapid delivery requirements of our customers. This strategy allows us to fill customer orders immediately from stock on hand. Although we believe better market conditions may return, we are focused on lowering our inventory balances and increasing our cash holdings. Our long-term strategy is to rely not only on our core strategy of component fulfillment service, but also the value-added engineering and turn-key services. In accordance with Generally Accepted Accounting Principles, we classify inventory as a current asset. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Critical Accounting Policies and Estimates

        Use Of Estimates — Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on the Company’s valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

        Revenue Recognition — Revenue is recognized upon shipment of the merchandise. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the quarters ended March 31, 2005 and 2004 were $17,000 and $46,000. The allowance for sales returns and doubtful accounts at March 31, 2005 aggregated $59,000.

        Inventory — Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $17,945,000 at March 31, 2005, which is presented net of valuation allowances of $1,177,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

        Deferred Taxes — We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. Based upon recent operating results and the difficulty of estimating future market conditions, we have fully reserved a $669,000 allowance against our net deferred tax assets.

Results of Operations

Three month Period Ended March 31, 2005 Compared To The Three month Period Ended March 31, 2004.

        Net sales for the three months ended March 31, 2005 were $1,842,000, compared with $2,491,000 for the same period last year, a decrease of $649,000 or 26.1%. The decrease is primarily due to a decrease in demand for our discrete and passive and semiconductor components.

        Cost of goods sold for the quarter ended March 31, 2005 decreased to $1,341,000 from $1,842,000 for the same period last year, a decrease of $501,000 or 27.2%. Consistent with the decrease in net sales, cost of goods sold decreased. Gross profit increased as a percentage of net sales to 27.2% for the quarter ended March 31, 2005 from

26.1% for the same period last year. Gross profit decreased by $148,000 to $501,000 for the quarter ended March 31, 2005 from $649,000 for the same period in 2004.

        Selling, general and administrative (“SG&) expenses increased by $9,000 or 1.5% for the quarter ended March 31, 2005 compared to the same period of 2004. The increase is primarily attributable to personnel-related expenses increasing by $8,000, outside sales representative commissions decreasing by $16,000 and depreciation decreasing by $5,000, with no other individual item significantly impacting the change during the quarter ended March 31, 2005. The corresponding average employee base declined to 26 from 28 employees, which represents a 7.1% reduction in overall workforce. As a percentage of net sales, SG&A increased to 33.6% from 24.5% for the three months ended March 31, 2005 and 2004, respectively.

        Operating loss was $117,000 for the quarter ended March 31, 2005 as compared to an operating income of $40,000 for the same period last year. Operating results decreased primarily from lower gross profits and lower net sales, as discussed above.

        Interest expense, net of interest income, for the quarter ended March 31, 2005 decreased by $50,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels during the current quarter, when compared to the same period last year.

        Income tax provision was $0 during the quarter ended March 31, 2005 as compared to $0 for the same period last year.

        Net loss was $129,000 for the quarter ended March 31, 2005 as compared with $10,000 net income for the same period last year.

Liquidity and Capital Resources

        We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31,
(Dollars in thousands)	2005	2004
	(Unaudited)	(Unaudited)
Operating activities	$ 211	$ 500
Investing activities	(4)	(24)
Financing activities	(34)	(437)

        Cash flows provided by operating activities decreased to $211,000 during the three months ended March 31, 2005, as compared to $500,000 during the same period last year. The overall decrease was affected by a decrease in inventory of $308,000 during the first three months of 2005, as compared to a decrease of $512,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

        Cash flows used in investing activities was $4,000 during the three months ended March 31, 2005 compared with cash flows provided by of $24,000 during the same period last year.

        Cash flows used in financing activities decreased to $34,000 from $437,000 during the nine months ended March 31, 2005 and 2004, respectively. The decrease was primarily the result of using operating cash flow of $323,000 for repurchase of Class A Common Stocks during the 2004 period.

        Inventory is included in current assets; however, it will take over one year for the inventory to turn. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

        As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures, except as disclosed in Note 3 — Long-Term Debt.

Item 3. Controls and Procedures

        The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the reporting period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective such that material information required to be disclosed by the Company (including its consolidated subsidiary) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms relating to the Company.

        During the quarterly period covered by this report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

        There were no issuances or sales of our securities by us during the first quarter of 2005 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

a.	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
b.	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 16, 2005	By:	/s/ Stewart Wang
Stewart Wang Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)