Form 10QSB
period 2005-06-30
TAITRON COMPONENTS INC
filed 2005-08-16
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes |X|       No |_|

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2005
Class A Common Stock, $.001 par value Class B Common Stock, $.001 par value	4,700,145 762,612

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

June 30, 2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 1,100
Restricted cash (Note 4)	1,000
Trade accounts receivable, net	1,372
Inventory, net	17,478
Prepaid expenses and other current assets	329

Total current assets	21,279
Property and equipment, net	4,536
Other assets	78

Total assets	$ 25,893

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$ 733
Accrued liabilities and other	579
Current portion of long term debt	159

Total current liabilities	1,471
Long-term debt, less current portion	1,094

Total liabilities	2,565

Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares
None issued or outstanding	—
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued
and outstanding 4,700,145 shares	5
Class B common stock, $.001 par value. Authorized, issued and outstanding
762,612 shares	1
Additional paid-in capital	10,416
Accumulated other comprehensive loss, net of tax	(4)
Retained earnings	12,910

Total shareholders’ equity	23,328

Total liabilities and shareholders’ equity	$ 25,893

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$ 2,202	$ 2,647	$ 4,044	$5,138
Cost of goods sold	1,616	1,888	2,957	3,730

Gross profit	586	759	1,087	1,408

Selling, general and administrative expenses
	628	662	1,246	1,271

(Loss) income from operations	(42)	97	(159)	137
Interest expense, net	(5)	(54)	(17)	(116)
Other income (expense), net	39	(19)	39	13

(Loss) income before income taxes	(8)	24	(137)	34
Income tax provision	—	—	—	—

Net (loss) income	$ (8)	$ 24	$ (137)	$34

(Loss) income per share
Basic	$ (.00)	$ .00	$ (.03)	$ .01

Diluted	$ (.00)	$ .00	$ (.03)	$ .01

Weighted average common shares outstanding
Basic	5,462,479	5,459,425	5,461,549	5,469,566

Diluted	5,462,479	6,008,425	5,461,549	6,038,566

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$ (137)	$ 34

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount related to options issued
with notes payable	—	7
Depreciation and amortization	120	128
Provision for sales returns and doubtful accounts	9	50
Changes in assets and liabilities:
Trade accounts receivable	(282)	(218)
Inventory, net	775	1,006
Prepaid expenses and other current assets	88	(135)
Other assets	(14)	1
Trade accounts payable	(73)	215
Accrued liabilities and other	176	(44)

Total adjustments	799	1,010

Net cash provided by operating activities	662	1,044

Cash flows from investing activities:
Acquisitions of property and equipment	(23)	(26)

Net cash used by investing activities	(23)	(26)

Cash flows from financing activities:
Payments on notes payable	(73)	(664)
Repurchase of Class A Common Stock	—	(322)
Proceeds from exercise of stock options and issuance of stock	2	27

Net cash used in financing activities	(71)	(959)

Impact of exchange rate changes on cash	(7)	10

Net increase in cash and cash equivalents	561	69
Cash and cash equivalents, beginning of period	539	2,953

Cash and cash equivalents, end of period	$ 1,100	$ 3,022

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 45	$ 115

Cash paid for income taxes	$ 10	$ 30

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements
June 30, 2005
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

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended June 30, 2005 and 2004 were $44,000 and $5,000, respectively, and for the six months ended June 30, 2005 and 2004 aggregated $61,000 and $53,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at June 30, 2005 aggregated $64,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,231,000 at June 30, 2005.

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

(Loss) Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares for both the quarter and six months ended June 30, 2005, of approximately 603,000, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

Stock Option Plan

The Company has adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation--Transition and Disclosure”. SFAS No. 123 allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue to account for stock-based compensation under the current intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has elected to continue to follow the provisions of APB Opinion No. 25. SFAS No. 148 requires interim disclosures regarding the pro forma effects of compensation expense had stock options issued under the Company’s 1995 Stock Incentive Plan been determined based on the fair value consistent with SFAS No. 123.

Accordingly, under SFAS No. 123, the Company’s net earnings (loss) and diluted earnings (loss) per share for the quarters and six months ended June 30, 2005 and 2004, would have been changed to the pro forma amounts indicated below:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004	2005	2004
Net (loss) income As reported	$(8,000)	$24,000	$(137,000)	$ 34,000
Pro Forma	(2,000)	34,000	(125,000)	54,000
Diluted (loss) income As reported	$ —	$ 0.00	$ (0.03)	$ 0.01
per share Pro Forma	$ —	$ 0.01	$ (0.02)	$ 0.01

The Company’s 1995 Stock Incentive Plan expired by its terms in March 2005. Since no new grants can be awarded out of this plan, the total weighted average fair value of options granted for the quarter and six months ended June 30, 2005 was $0. At June 30, 2005, the number of options exercisable was 618,000 and the weighted average exercise price of those options was $1.74.

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

Note 3 - Long-Term Debt

June 30, 2005
Long-term debt is summarized as follows:
Note payable collateralized by real property, due
December 31, 2009, monthly principal and interest payments of
$20,000, bearing an interest rate of 6.875%	$ 1,253,000

Less current maturities	(159,000)

$ 1,094,000

Note 4 - Restricted Cash

On June 30, 2005, the Company had $1,000,000 of restricted cash invested in 1-year certificate of deposit maturing on July 9, 2005 held as security for our revolving line of credit facility providing up to $3 million for operating purposes. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants requiring compliance with certain financial ratios. As of the date of this report, the Company has not yet used this credit facility.

Note 5 - Subsequent Events

As of July 15, 2005, the Company completely repaid its note payable collateralized by real property and renewed its revolving line of credit facility provided up to $3 million for operating purposes with an expiration date of June 17, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of this report as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2004. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,”“will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our most recent annual report on Form 10-KSB under the heading “Cautionary Statements and Risk Factors.”

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

        Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended June 30, 2005 and 2004 were $44,000 and $5,000, respectively, and for the six months ended June 30, 2005 and 2004 aggregated $61,000 and $53,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2005 aggregated $64,000.

        Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $17,478,000 at June 30, 2005, which is presented net of valuation allowances of $1,231,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

        Impact of Governmental Regulation - Our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, it is clear we will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off. While we are working closely with our customers and suppliers to minimize this impact, at this time, it is difficult to quantify the financial impact, if any, of such obsolete inventory.

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

Results of Operations

Three month Period Ended June 30, 2005 Compared To The Three month Period Ended June 30, 2004.

        Net sales for the three months ended June 30, 2005 were $2,202,000, compared with $2,647,000 for the same period last year, a decrease of $445,000 or 16.8%. The decrease is primarily due to a decrease in demand for our discrete and passive and semiconductor components.

        Cost of goods sold for the quarter ended June 30, 2005 decreased to $1,616,000 from $1,888,000 for the same period last year, a decrease of $272,000 or 14.4%. Consistent with the decrease in net sales, cost of goods sold decreased. Gross profit decreased as a percentage of net sales to 26.6% for the quarter ended June 30, 2005 from 28.7% for the same period last year. Gross profit decreased by $173,000 to $586,000 for the quarter ended June 30, 2005 from $759,000 for the same period in 2004.

        Selling, general and administrative (“SG&A”) expenses decreased by $34,000 or 5.1% for the quarter ended June 30, 2005 compared to the same period of 2004. The decrease is primarily attributable to personnel-related expenses. The corresponding average employee base declined to 27 from 28 employees, which represents a 3.6% reduction in overall workforce. As a percentage of net sales, SG&A increased to 28.5% from 25% for the three months ended June 30, 2005 and 2004, respectively.

        Operating loss was $42,000 for the quarter ended June 30, 2005 as compared to an operating income of $97,000 for the same period last year. Operating results decreased primarily from lower gross profits and lower net sales, as discussed above.

        Interest expense, net of interest income, for the quarter ended June 30, 2005 decreased by $49,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels during the current quarter, when compared to the same period last year.

        Income tax provision was $0 during the quarter ended June 30, 2005 as compared to $0 for the same period last year. (No net income tax provision or benefit was recorded during the quarters ended June 30, 2005 and 2004.)

        Net loss was $8,000 for the quarter ended June 30, 2005 as compared with $24,000 net income for the same period last year.

Six month Period Ended June 30, 2005 Compared To The Six month Period Ended June 30, 2004.

        Net sales for the six months ended June 30, 2005 were $4,044,000 compared with net sales for the six months ended June 30, 2004 of $5,138,000, a decrease of $1,094,000 or 21.3%.

        Cost of goods sold decreased by $773,000 to $2,957,000 for the six months ended June 30, 2005, a decrease of 20.7% from the same period in 2004. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 26.9% for the first six months of this year from 27.4% for the same period last year. Gross profit decreased by $321,000 to $1,087,000 for the six months ended June 30, 2005 from $1,408,000 for the same period in 2004.

        SG&A expenses decreased by $25,000 or 2.0% for the six months ended June 30, 2005 compared to the same period in 2004. The decrease is primarily attributable to personnel-related expenses. As a percentage of net sales, SG&A increased to 30.8% for the six months ended June 30, 2005 from 24.7% for the same period last year.

        Operating loss was $159,000 for the six months ended June 30, 2005 as compared to operating income $137,000 for the same period ended June 30, 2004. Operating results decreased primarily from lower gross profits and lower net sales, as discussed above.

        Interest expense, net of interest income for the six months ended June 30, 2005 decreased by $99,000 compared to the six months ended June 30, 2004. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

        No net income tax provision or benefit was recorded during the six months ended June 30, 2005 and 2004.

        Net loss was $137,000 for the six months ended June 30, 2005 compared to a net income of $34,000 for the same period in 2004, a decrease of $171,000 resulting from the same reasons discussed above.

Liquidity and Capital Resources

        We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2005 and 2004 are as follows:

	Six months ended June 30,
(Dollars in thousands)	2005	2004
	(Unaudited)	(Unaudited)
Operating activities	$ 662	$ 1,044
Investing activities	(23)	(26)
Financing activities	(71)	(959)

        Cash flows provided by operating activities decreased to $662,000 during the six months ended June 30, 2005, as compared to $1,044,000 during the same period last year. The overall decrease was affected by a decrease in inventory of $775,000 during the first six months of 2005, as compared to a decrease of $1,006,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

        Cash flows used in investing activities was $23,000 during the six months ended June 30, 2005 compared with cash flows provided by of $26,000 during the same period last year.

        Cash flows used in financing activities decreased to $71,000 from $959,000 during the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily the result of using operating cash flow of $322,000 for repurchase of Class A Common Stocks and $664,000 for repayments of notes payable during the 2004 period.

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

        As of the date of this Report, we had no commitments for other equity or debt financing or other capital expenditures, except as disclosed in Note 3 - Long-Term Debt.

Subsequent Events

        As of July 15, 2005, the Company completely repaid its note payable collateralized by real property and renewed its revolving line of credit facility provided up to $3 million for operating purposes with an expiration date of June 17, 2006.

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

        During the period covered by this report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

        There were no issuances or sales of our securities by us during the second quarter of 2005 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        a. Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        b. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pagd 11

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: August 15, 2005	By:	/s/ Stewart Wang Stewart Wang Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)