Form 10QSB
period 2005-09-30
TAITRON COMPONENTS INC
filed 2005-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on October 31, 2005
Class A Common Stock, $.001 par value	4,700,145
Class B Common Stock, $.001 par value	762,612

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

September 30, 2005
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$1,466
Trade accounts receivable, net	1,500
Inventory, net	16,991
Prepaid expenses and other current assets	186
Total current assets	20,143

Property and equipment, net	4,463
Other assets	79

Total assets	$24,685

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$838
Accrued liabilities and other	556
Total current liabilities	1,394

Total liabilities	1,394

Commitments and contingencies (Note 3)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,700,145 shares.	5
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares.	1
Additional paid-in capital	10,416
Accumulated other comprehensive loss, net of tax	(18)
Retained earnings	12,887

Total shareholders’ equity	23,291

Total liabilities and shareholders’ equity	$24,685

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$2,288	$2,371	$6,332	$7,509

Cost of goods sold	1,625	1,665	4,582	5,395

Gross profit	663	706	1,750	2,114

Selling, general and administrative expenses	706	636	1,952	1,907

(Loss) income from operations	(43)	70	(202)	207

Interest income (expense), net	6	(44)	(11)	(160)
Other income (expense), net	22	3	61	16

(Loss) income before income taxes	(15)	29	(152)	63

Income tax provision	(8)	-	(8)	-

Net (loss) income	$(23)	$29	$(160)	$63

(Loss) income per share
Basic	$(.00)	$.01	$(.03)	$.01
Diluted	$(.00)	$.01	$(.03)	$.01
Weighted average common shares outstanding
Basic	5,462,757	5,460,258	5,461,952	5,466,463
Diluted	5,462,757	6,044,258	5,461,952	6,037,463

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(160)	$63
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	173	193
Amortization of debt discount related to options issued with notes payable	-	28
Provision for sales returns and doubtful accounts	92	27
Gain on sale of assets	-	(6)
Changes in assets and liabilities:
Trade accounts receivable	(493)	(139)
Inventory, net	1,250	1,387
Prepaid expenses and other current assets	231	(135)
Other assets	(15)	(1)
Trade accounts payable	32	51
Accrued liabilities and other	165	3
Total adjustments	1,435	1,408
Net cash provided by operating activities	1,275	1,471

Cash flows from investing activities:
Acquisitions of property and equipment	(3)	(32)
Proceeds from sale of assets	-	6
Net cash used by investing activities	(3)	(26)

Cash flows from financing activities:
Payments on notes payable	(1,326)	(2,699)
Repurchase of Class A Common Stock	-	(322)
Proceeds from exercise of stock options and issuance of stock	2	27
Net cash used in financing activities	(1,324)	(2,994)

Impact of exchange rate changes on cash	(21)	4

Net decrease in cash and cash equivalents	(73)	(1,545)

Cash and cash equivalents, beginning of period	1,539	2,953

Cash and cash equivalents, end of period	$1,466	$1,408

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$154
Cash paid for income taxes	$10	$30

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made. Sales returns for the quarters ended September 30, 2005 and 2004 were $31,000 and $30,000, respectively, and for the nine months ended September 30, 2005 and 2004 aggregated $92,000 and $83,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at September 30, 2005 aggregated $64,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,371,000 at September 30, 2005.

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

(Loss) Income Per Share

Basic (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Common equivalent shares for both the quarter and nine months ended September 30, 2005, of approximately 616,000 and 603,000, respectively, are excluded from the computation of diluted (loss) per share as their effect is anti-dilutive.

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

Accordingly, under SFAS No. 123, the Company’s net earnings (loss) and diluted earnings (loss) per share for the quarters and nine months ended September 30, 2005 and 2004, would have been changed to the pro forma amounts indicated below:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2005	2004	2005	2004

Net (loss) income As reported	$(23,000)	$29,000	$(160,000)	$63,000
Pro Forma	$(17,000)	$36,000	$(142,000)	$84,000

Diluted (loss) income per share As reported	$-	$0.01	$(0.03)	$0.01
Pro Forma	$-	$0.01	$(0.03)	$0.01

The Company’s 1995 Stock Incentive Plan expired by its terms in March 2005. Since no new grants can be awarded out of this plan, the total weighted average fair value of options granted for the quarter and nine months ended September 30, 2005 was $0. At September 30, 2005, the number of options exercisable was 616,000 and the weighted average exercise price of those options was $1.74.

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

Note 3 - Commitments and Contingencies

On July 9, 2005, the Company renewed its revolving line of credit facility providing up to $3 million for operating purposes. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants requiring compliance with certain financial ratios. As of the date of this report, the Company has not yet used this credit facility.

Effective July 1, 2006, the European Union (“EU”) will begin restricting the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive and we believe it is likely that we will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off. See Item 2 - “Management’s Discussion and Analysis - Critical Accounting Policies - Impact of Governmental Regulation.

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

Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended September 30, 2005 and 2004 were $31,000 and $30,000, respectively, and for the nine months ended September 30, 2005 and 2004 aggregated $92,000 and $83,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2005 aggregated $64,000.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $16,991,000 at September 30, 2005, which is presented net of valuation allowances of $1,371,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we rely upon our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Impact of Governmental Regulation - Our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, we believe it is likely that we will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off. While we are working closely with our customers and suppliers to minimize this impact, at this time, it is difficult to quantify the financial impact, if any, of such obsolete inventory.

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

Recent Accounting Policies

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This SFAS 123(R) standard requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required. SFAS 123(R) shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement may have a material impact on our financial statements during the next year ended December 31, 2006.

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

We believe that demand for discrete semiconductors in the U.S. market had drastically declined since 2000. This declining demand has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for our existing OEM and CEM customers by outsourcing their product design and manufacturing work offshore. We formed some strategic business partnerships with a few customers and are providing them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see some more opportunities and results from these additional services during 2006.

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

Results of Operations

Three month Period Ended September 30, 2005 Compared To The Three month Period Ended September 30, 2004.

Net sales for the three months ended September 30, 2005 were $2,288,000, compared with $2,371,000 for the same period last year, a decrease of $83,000 or 3.5%. The decrease is primarily due to a decrease in demand for our discrete and passive and semiconductor components.

Cost of goods sold for the quarter ended September 30, 2005 decreased to $1,625,000 from $1,665,000 for the same period last year, a decrease of $40,000 or 2.4%. Consistent with the decrease in net sales, cost of goods sold decreased. Gross profit decreased as a percentage of net sales to 29% for the quarter ended September 30, 2005 from 29.8% for the same period last year. Gross profit decreased by $43,000 to $663,000 for the quarter ended September 30, 2005 from $706,000 for the same period in 2004.

Selling, general and administrative (“SG&A”) expenses increased by $70,000 or 11% for the quarter ended September 30, 2005 compared to the same period of 2004. The increase is primarily attributable to higher outside professional related expenses by $44,000 and the reduction of bad debt reserves by $30,000 in the prior period. The corresponding average employee base declined to 23 from 28 employees, which represents a 17.9% reduction in overall workforce. As a percentage of net sales, SG&A increased to 30.9% from 26.8% for the three months ended September 30, 2005 and 2004, respectively.

Operating loss was $43,000 for the quarter ended September 30, 2005 as compared to an operating income of $70,000 for the same period last year. Operating results decreased primarily from lower gross profits and higher SG&A, as discussed above.

Interest expense, net of interest income, for the quarter ended September 30, 2005 decreased by $50,000 compared to the same period last year. The decrease is primarily due to lower outstanding borrowing levels during the current quarter, when compared to the same period last year.

Income tax provision was $8,000 during the quarter ended September 30, 2005 as compared to $0 for the same period last year.

Net loss was $23,000 for the quarter ended September 30, 2005 as compared with $29,000 net income for the same period last year.

Nine month Period Ended September 30, 2005 Compared To The Nine month Period Ended September 30, 2004.

Net sales for the nine months ended September 30, 2005 were $6,332,000 compared with net sales for the nine months ended September 30, 2004 of $7,509,000, a decrease of $1,177,000 or 15.7%.

Cost of goods sold decreased by $813,000 to $4,582,000 for the nine months ended September 30, 2005, a decrease of 15.1% from the same period in 2004. Consistent with the decrease in net sales, cost of goods sold decreased, however at a slower rate, resulting in gross profit decreasing as a percentage of net sales to 27.6% for the first nine months of this year from 28.2% for the same period last year. Gross profit decreased by $364,000 to $1,750,000 for the nine months ended September 30, 2005 from $2,114,000 for the same period in 2004.

SG&A expenses increased by $45,000 or 2.4% for the nine months ended September 30, 2005 compared to the same period in 2004. The increase is primarily attributable to higher outside professional related expenses by $81,000 and the reduction of bad debt reserves by $56,000 in the prior period, offset with lower personnel related expenses by $24,000, lower depreciation and amortization by $18,000, lower trade commission fees by $15,000 and lower public company expenses by $27,000. As a percentage of net sales, SG&A increased to 30.8% for the nine months ended September 30, 2005 from 25.4% for the same period last year.

Operating loss was $202,000 for the nine months ended September 30, 2005 as compared to operating income $207,000 for the same period ended September 30, 2004. Operating results decreased primarily from lower gross profits and higher SG&A expenses, as discussed above.

Interest expense, net of interest income for the nine months ended September 30, 2005 decreased by $149,000 compared to the nine months ended September 30, 2004. The decrease is primarily due to lower outstanding borrowing levels incurred during the current quarter, when compared to the same period last year.

Income tax provision was $8,000 for the nine months ended September 30, 2005 as compared to $0 for the same period ended September 30, 2004.

Net loss was $160,000 for the nine months ended September 30, 2005 compared to a net income of $63,000 for the same period in 2004, a decrease of $223,000 resulting from the same reasons discussed above.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine months ended September 30,
(Dollars in thousands)	2005	2004
	(Unaudited)	(Unaudited)
Operating activities	$1,275	$1,471
Investing activities	(3)	(26)
Financing activities	(1,324)	(2,994)

Cash flows provided by operating activities decreased to $1,275,000 during the nine months ended September 30, 2005, as compared to $1,471,000 during the same period last year. The overall decrease was affected by a decrease in inventory of $1,250,000 during the first nine months of 2005, as compared to a decrease of $1,387,000 during the same period last year. The Company’s ability to continue generating cash from operations is dependent upon using its current inventory (as opposed to new purchases of inventory) for generating sales, collection of its receivables and extended payments of accounts payables.

Cash flows used in investing activities was $3,000 during the nine months ended September 30, 2005 compared with $26,000 during the same period last year.

Cash flows used in financing activities decreased to $1,324,000 from $2,994,000 during the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily the result of using operating cash flow of $322,000 for repurchase of Class A Common Stocks and $2,699,000 for repayments of notes payable during the 2004 period.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes In Securities and Small Business Issuer Purchases of Equity Securities.

There were no issuances or sales of our securities by us during the third quarter of 2005 that were not registered under the Securities Act.

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

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2005	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer, President,
Chief Financial Officer and Director
(Principal Executive, Financial and Accounting Officer)