Form 10KSB
period 2005-12-31
TAITRON COMPONENTS INC
filed 2006-03-31
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(f) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Registrant's revenues for its most recent fiscal year: $8,400,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 1, 2006 was approximately $8.2 million based upon the closing price of $2.21 per share.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                               Outstanding on March 1, 2006
-------------------------------------               ----------------------------
Class A common stock, $.001 par value                        4,711,811
Class B common stock, $.001 par value                          762,612

Transitional Small Business Disclosure Format:  Yes |_|   No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to registrant's Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-KSB, which will be filed within 120 days of the registrant's fiscal year end.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

      We are a national distributor of electronic components, primarily focused on transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components with a reputation of in-depth inventories and knowledge of the products it markets. Our "superstore" strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers. To differentiate from other distributors, we also manufacture electronic components based on our engineering specifications under the brands "TCI" or "PSD" through outsourcing. At December 31, 2005, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers. We are incorporated in California, and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China. Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations for supporting our purchasing of components and manufactured products.

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

      The U.S. electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors) and electromechanical, interconnect and computer products. We focus our efforts almost exclusively on the distribution of discrete semiconductors, optoelectronic devices and passive components, a small subset of the electronic components market.

      We continue to be impacted by the severe decline in demand from the U.S. market, which began in late 2000. As a result, we have experienced declining sales since early 2001. In response to this declining demand, we expect to increase our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition to traditional component fulfillment, we are continuing to develop our market role into value-added engineering services for existing OEM and CEM customers through partnership agreements with offshore solution providers.

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

      While integrated circuits may garner more public exposure, discrete semiconductors, the ancestral root of integrated circuits, have been a core element of electric equipment for more than 35 years. Discrete semiconductors are found in most consumer, industrial and military electrical and electronic applications.

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

Optoelectronic Devices and Passive Components

      In addition to discrete semiconductors, we offer optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors. Sales of these optoelectronic devices and passive components were 45% and 41% of our total sales for the years ended December 31, 2005 and 2004, respectively. During 2005, we purchased $2,240,000 of inventory for these components, to facilitate our market for these products.

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

Strategy

      Our preliminary goal was to become one of the leading distributors of discrete semiconductors in North America. In 2004, we began providing design and engineering services to support our existing OEM and CEM customers by outsourcing their product design and manufacturing assembly work offshore. Sales of these products were $440,000 and $985,000 in 2004 and 2005. In order to facilitate this outsourcing program, in 2005, we opened an engineering design center in Shanghai, China. Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan-based companies, will assist us with this program. Our goal is to have 50% component sales and 50% design and manufacturing sales within 3 years.

      We initially gained market share by concentrating on selling discrete semiconductors at competitive prices. Since 1997, we have marketed ourselves as the "discrete components superstore," with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of these products. In creating the "superstore" strategy, we have attempted to develop a more efficient link between suppliers and the small and medium-sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of our strategy include:

      Inventory. Our core strategy includes maintaining a substantial inventory of discrete and passive components purchased at prices generally lower than those commonly available to its competitors. This strategy allows us to fill customer orders immediately from stock held in inventory. We believe that our most important competitive advantage is the depth of our inventory. Unlike other distributors who carry only the best-selling discretes, our entire inventory consists of a wide range of discrete semiconductors, optoelectronic devices and passive components. However, we are also focusing on lowering our inventory levels to balance with the weakened demand experienced throughout 2005. With immediate availability of a wide selection of products and brands, we believe that sales may grow if the market rebounds. See Part II, Item 6 - "Management's Discussion and Analysis - Liquidity and Capital Resources".

      Private brands and custom made parts. To assure the best quality of the product with the most competitive price, we choose the best product lines among existing suppliers and market them under the "TCI" or "PSD" brand. These private label products are manufactured according to our specification under a special contract agreement with certain manufacturers. Custom made parts are also available by following either customer's specification or specially made engineering specification. We believe custom made parts business is more stable and profitable than the traditional commodity type business.

      Strategic Purchasing. When the opportunity presented itself, we made opportunistic purchases of a supplier's uncommitted inventory in order to take advantage of favorable pricing. We also made significant purchases in advance in an attempt to maintain consistent inventory levels and meet anticipated orders. When possible, we attempt to control our inventory risks by matching large customer orders with simultaneous purchases from suppliers. See Part II, Item 6
- "Management's Discussion and Analysis - Cautionary Statements and Risk Factors
- Need to Maintain Large Inventory; Price Fluctuations".

      Support Small Distributors, CEMs and OEMs. We focus our marketing efforts on small contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups. During the last few years, there have been substantial consolidations within the electronics distribution industry creating very large distributors. This trend to consolidate creates opportunities for us since suppliers do not usually direct sales efforts toward small and medium-sized CEMs and OEMs and often the larger distributors no longer adequately service small customers. We believe that our strategic purchasing policies enable us to provide small and medium-sized CEMs and OEMs and distributors competitive prices while maintaining adequate profit margins. We generally do not impose minimum order limitations on our customers, which enables smaller customers to avoid the costs of carrying large inventories. We also offer our customers a limited range of value-added services such as cutting and forming, quality monitoring and product source tracing. We intend to grow by developing our market role into value-added design and engineering services for the small OEMs and CEMs.

      Master Distributor. We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders. With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers. We estimate that approximately 35% of our sales are a direct result of being a master distributor.

      Preferred Distributors. We developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship. Under these agreements, our preferred distributors provide point of sales (POS) reports which identify the distributor's customers and we provide the preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, we maintain Preferred Distributor Agreements with 9 selected distributors. We intend to maintain only a few preferred distributors in each geographical region.

      Relationships with Suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. Since 2001, we have been aggressively pursuing new distribution agreements that provide us with stock rotation and price protection privileges. These distribution agreements also provide stock buy back terms where suppliers will buy back inventory from the distributor if either the supplier or distributor terminates the distribution agreement. We also believe that we have been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and price fluctuations) in order to obtain better pricing. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Suppliers".

      Reliable One Stop Shopping. We offer a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components at competitive prices which reduce the number of suppliers a buyer must use to purchase these devices and components. We provide customers with catalogs that are specially designed to aid customers in quickly locating the types and brands of products that they need. Because of our large inventory, we often can fill a significant portion, or all, of a customer's order from stock. Historically, we have been able to fill most of our customers' orders within 24 hours and in compliance with their requested delivery schedules. See Part II
Item 6 - "Management's Discussion and Analysis - Results of Operations", "Business - Customers" and "Business - Sales and Marketing Channels".

      Broken Package Sales. From time to time, we have broken the minimum package for specific customers who demanded only a partial reel or bag for their prototype or pilot run. With the new development of web order entry system (WOE) and the completion of warehouse management system (WMS), we are able to perform the broken package sales more economically and efficiently. We will target local distributors, OEMs and CEMs to release their financial burden of carrying unwanted parts in their stock.

      Web Order Entry (WOE) and Customer Drop Shipment (CDS). The demand of web purchasing from buyers around the world is growing rapidly. We have developed a web order entry system for existing customers to access our inventory and to place purchase orders in real time. Not only they will get the sales order and shipment confirmation on the same day, but also be able to assign the drop shipments to their customers directly. We believe this is a new trend to many local distributors and brokers who want to serve their customers more effectively and efficiently without material handling costs.

      Vendor Managed Inventory (VMI). A special VMI contract is available for our major OEM customers who often release their purchase orders based on short notice, usually within 24 hours. Based on their non-cancelable and non-returnable purchase orders, we allocate these products in advance within a separate VMI storage area in our warehouse to ensure we cover any short term demand. Our VMI system is fully operational from web by mangers who could be our customers, sales representatives or employees.

Products

      We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products. At December 31, 2005, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.

      In 2005, we purchased products from over 50 suppliers, including Everlight Electronics Co, Ltd., KEC America Corporation, Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Suppliers", "Business - Customers" and "Business - Suppliers".

      Discretes are categorized based on various factors, including capacity, construction, fabrication and function. The products we sell include:

      Rectifiers. Rectifiers generally are utilized in power supply and other high power applications to convert alternating current to direct current. We sell a wide variety of rectifiers, including silicon rectifiers, fast efficient rectifiers, schottky rectifiers, glass passivated rectifiers, fast efficient glass passivated rectifiers, silicon bridge rectifiers, fast recovery, glass passivated bridge rectifiers and controlled avalanche bridge rectifiers.

      Diodes. Diodes are two-lead semiconductors that only allow electric current to flow in one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by us include switching diodes, varistor diodes, germanium diodes and zener diodes.

      Transistors. Transistors are used in, among other applications, the processing or amplification of electric current and electronic signals, including data, television, sound and power. We currently sell many types of transistors, including small signal transistors, power transistors and power MOSFETS.

      Optoelectronic Devices. Optoelectronic devices are solid state products which provide light displays (such as LEDs), optical links and fiber-optic signal coupling. Applications vary from digital displays on consumer video equipment to fiber optic transmission of computer signals to pattern sensing for regulation, such as is found in automobile cruise controls. Optoelectronic devices generally are not classified as discrete semiconductors or integrated circuits, although they incorporate semiconductor materials.

      Passive Components. Passive components are a type of electronic component manufactured with non-semiconductor materials. Passive components such as resistors, capacitors and inductors are used in electronic circuitry but they do not provide amplification. Passive components are basic electronic components found in virtually all electronic products.

      The products distributed by us are mature products that are used in a wide range of commercial and industrial products and industries. We believe that a majority of the products we distribute are used in applications where integrated circuits are not viable alternatives. As a result, we have not experienced any material amount of product obsolescence, and do not expect to experience any material amount of product obsolescence in the foreseeable future. However, we cannot assure you that over time the functions for which discretes are used will not eventually be displaced by integrated circuits.

      We purchase products from reliable manufacturers who provide warranties for their products that are common in the industry and therefore we conduct limited quality monitoring of our products. We are certified according to the International Standardization Organization (ISO) and we maintain our Certificate under the quality standard ISO 9001:2000.

      Our distribution originates from our 55,000 square-foot facility located in Santa Clarita, California. We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments. See Item 2 - "Properties."

Customers

      We market our products to distributors, CEMs and OEMs. We believe that our strategic purchasing policies allow us to provide smaller and medium-sized distributors, CEMs and OEMs competitive prices while maintaining an adequate profit margin. As a rule, we do not impose minimum order limitations, which enable customers to avoid the cost of carrying large inventories. See "Business
- Strategy."

      During 2005, we distributed our products to approximately 750 customers. For the years ended December 31, 2005 and 2004, no one customer accounted for more than 8.5% and 6.2%, respectively, of our net sales. We do not believe that the loss of any one customer would have a material adverse effect on our business.

      In 2005, distributors represented approximately 35% and both CEMs and OEMs together represented approximately 50% of our net sales. The remaining 15% sales represented other brokers, exporters and overseas customers.

      We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers. However, based on our sales to CEMs and OEMs, we believe that no single industry accounted for a majority of the applications of the products sold in 2005 or 2004.

      We offer customers inventory support which includes carrying inventory for their specific needs and providing free samples of our products. We also offer customers a limited range of value-added services, such as lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, but, to date, these value-added services have not been material to our business or results of operations.

      We believe that exceptional customer service and customer relations are key elements of our success, and train our sales force to provide prompt, efficient and courteous service to all customers. See "Business - Sales and Marketing Channels." We have the ability to ship most orders the same day they are placed and, historically, most of our customers' orders have been shipped within the requested delivery schedule.

      As our customers grow in size, we may lose our larger customers to our own suppliers and as the electronics distribution industry consolidates, some of our customers may be acquired by competitors. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition".

Sales and Marketing Channels

      As of March 1, 2006, our sales and marketing department consisted of 11 employees. We have centralized our sales order processing and customer service department into our headquarters at Santa Clarita, California. However, we retained outside sales account managers in the states of Massachusetts and Georgia. Our inside sales and customer service departments are divided into regional sales territories throughout North America. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

      We also supply products to national distributors who share our franchised lines. These national distributors usually have many office locations throughout the United States and are larger than us. We serve the national distributors by providing easy access to discrete products that they choose not to stock, as well as supporting their needs in inventory shortage situations. Sales to national distributors were $51,000 in 2005 and $100,000 in 2004.

      We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico. Central American sales were $626,000 and $514,000 in 2005 and 2004, respectively.

      We have sales channels into Asia through our branch office in Taipei, Taiwan. Sales to Asian customers were $439,000 and $507,000 in 2005 and 2004, respectively.

      We also have sales channels into South America through our branch office in Sao Paulo, Brazil. South American sales were $351,000 and $322,000 in 2005 and 2004, respectively.

      Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs. Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographic territory. Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors. We believe that this commission policy directs independent sales representatives' attention to those end users with potential to increase market share. Along with our independent sales representatives, we jointly advertise and participate in trade shows. We utilized 7 independent sales representatives during 2005.

      We provide customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

Suppliers

      We believe that it's important to develop and maintain good relationships with our suppliers. We do not typically enter into long-term supply, distribution or franchise agreements with our suppliers, but instead cultivate strong working relationships with each of our suppliers. However, we have entered into certain franchise agreements with some of our suppliers. The franchise agreements have terms from one to two years with inventory and price protection programs. See Part II, Item 6 - "Management's Discussion and Analysis
- Cautionary Statements and Risk Factors - Relationship with Suppliers".

      In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier's discrete products. We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows. We generally order components far in advance, helping suppliers plan their production. Outstanding commitments to purchase inventory from suppliers as of March 1, 2006 were approximately $2,054,000. In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Strategy".

      In 2005, we purchased components from over 50 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co. and Vishay Americas Inc. We are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix. Also, our relationships with suppliers have been terminated from time to time. The possibility exists that the loss of one or more distribution relationships with a supplier might have a material adverse effect on us and our results of operations. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

      For the year ended December 31, 2005, Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 31% of our net purchases. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believes that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier's products. See Part II, Item 6 - "Management's Discussion and Analysis
- Cautionary Statements and Risk Factors - Relationship with Suppliers."

      In design and engineering services, we have built relationships with few selected system integration vendors in China providing quality service and warranty of the finished products. Most of our current projects involve multiple year cooperation among components suppliers, overseas vendors and our end customers in the U.S.A., therefore, we believe such arrangements may increase the business stability and reduce the financial risk of excess inventory.

Competition

      We operate in a highly competitive environment and face competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of our own suppliers. Many of our competitors are more established and have greater name recognition and financial and marketing resources than us. We believe that competition in the electronic industry is based on breadth of product lines, product availability, choice of brand name, customer service, response time, competitive pricing and product knowledge, as well as value-added services. We believe we compete effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small and medium-sized OEMs, CEMs and distributors, which constitute the vast majority of our customers. However, should our customers increase in size, component manufacturers may find it cost effective to focus direct sales efforts on those customers, which could result in the loss of customers or decreased selling prices. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition" and "Business - Electronic Distribution Channels".

Management Information Systems

      We have made a significant investment in computer hardware, software and personnel. The Management Information Systems (MIS) department is responsible for software and hardware upgrades, maintenance of current software and related databases, and designing custom systems. We believe that our MIS department is crucial to our success and believe in continually upgrading our hardware and software. We also developed a vendor management inventory software program which allows participating customers to access and manage their own inventory through the internet. The web site also provides users with other current information about us.

Warehouse Management System

      We utilize a wireless, fully bar-coded warehouse tracking system that greatly enhances the processing speed, accuracy of product quantity and location control within the warehouse. It also reduces potential errors and accelerates the delivery of components to our customers. We continuously improve our warehouse management system with custom programming features.

Foreign Trade Regulation

      A large portion of the products we distribute are manufactured in Asia, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

      Sales to Asian customers were 5.2% and 5.4% of our total sales in 2005 and 2004, respectively.

      From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations.

      The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on our business. Our ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, we cannot assure you that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a material adverse impact on our business and results of operations. See Part II, Item 6 - "Management's Discussion and Analysis - - Cautionary Statements and Risk Factors - Foreign Trade Regulation."

Employees

      At March 1, 2006, we had 27 employees, all of whom are employed on a full time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

      We maintain a website with the address www.taitroncomponents.com. We are not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-KSB. We make available free of charge through this website our annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files that material with, or furnish the material to, the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY.

      We own our headquarters and main distribution facility which is located in approximately 55,000 square feet at 28040 West Harrison Parkway, Valencia, California. We believe this facility is adequately covered by insurance (except earthquake coverage). We also own 15,000 square feet of office and distribution space through our subsidiary in Mexico and 2,500 square feet of office space in Taipei, Taiwan (currently leased to an unrelated tenant). We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

      In addition, we lease 350 square feet of office space for sales and marketing functions in Brazil, expiring in May 2006 and 1,400 square feet of office space for engineering services support in China, expiring in September 2006.

ITEM 3. LEGAL PROCEEDINGS.

      In the ordinary course of business, we may become involved in legal proceedings from time to time. As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT". The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq:

                                                      High             Low
                                                      ----             ---

      Year Ended December 31, 2004:
      First Quarter                                  $ 2.49          $ 1.75
      Second Quarter                                   3.57            2.00
      Third Quarter                                    2.50            1.62
      Fourth Quarter                                   2.55            1.82

      Year Ended December 31, 2005:
      First Quarter                                  $ 2.60          $ 1.65
      Second Quarter                                   2.20            1.52
      Third Quarter                                    2.10            1.70
      Fourth Quarter                                   2.05            1.75

      Year Ended December 31, 2006:
      First Quarter (through March 1, 2006)          $ 2.50          $ 1.75

      On March 1, 2006, the last sale price of the Class A common stock as reported by Nasdaq was $2.21 per share.

Holders

      As of March 1, 2006, there were 42 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock.

Dividends and Dividend Policy

      To date, we have not declared nor paid any cash dividends to our shareholders. However, under our current cash flow and financial position, we are considering a cash dividend policy considering the recent advantageous tax law treatment for cash dividends paid before 2008. We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future. See "Management's Discussion and Analysis - Results of Operations; Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

      We have not issued or sold any of our securities during fiscal 2005 that were not registered under the Securities Act of 1933.

Repurchase of Equity Securities

      We have not repurchased any shares during fiscal 2005.


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

Critical Accounting Policies and Estimates

      Use of Estimates - We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements included in Item 7 of this report in conformity with generally accepted accounting principles. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

      Revenue Recognition - We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered, This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the year ended December 31, 2005 were $90,000 compared to $86,000 for 2004. The allowance for sales returns and doubtful accounts at December 31, 2005 was $64,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

         Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $16,681,000 at December 31, 2005, which is presented net of valuation allowances of $1,267,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. For inventories supplied under franchise agreements, we take into account our contractual rights to receive compensation for price differences caused by market fluctuations. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

      Also, our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off. While we are working closely with our customers and suppliers to minimize this impact, at this time, it is difficult to quantify the financial impact, if any, of such obsolete inventory.

      Deferred Taxes - We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to the continued net losses, we have fully reserved a $721,000 allowance against our net deferred tax assets.

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

Overview

      We distribute a wide variety of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs), who incorporate them in their products.

      We believe that demand for discrete semiconductors in the U.S. market began to diminish towards the end of 2000 and the demand through today has drastically declined. In addition, we believe the declining demand in the U.S. market has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we have focused our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for the existing OEM and CEM customers. We formed few strategic business partnerships with a few selected existing customers and provide them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see more ODM opportunities and the results from our existing ODM services during 2006.

      Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory. However, since demand remained weak throughout 2005, we focused on lowering our inventory balances and changing our product mix. As a result, net inventory levels decreased throughout the year by $1,572,000, including a non-cash provision of approximately $486,000 during 2005 to increase our inventory reserves for price declines and slow-moving components. This provision is mainly used to increase our inventory reserve in anticipation of future inventory value fluctuation and excess inventory.

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our December 31, 2005, consolidated financial statements representing approximately 82% of current assets and 67% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, manufacturer's price protection programs, our ability to purchase inventory at favorable prices and our sales product mix.


Results of Operations

The Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

      Net sales for the year ended December 31, 2005 decreased by 10.2% to $8,400,000 from $9,352,000 in the prior year. The overall decrease came from declining domestic sales of our components by $1,497,000, or 16.8%, offset by an increase of $545,000, or 123.9%, in our manufactured products, compared with the year-earlier period..

      Gross margins were 27.5% for the year ended December 31, 2005, compared to 28.4% for the year ended December 31, 2004. The decrease can be primarily attributed to pricing pressures for our components sold in the domestic market.

      Selling, general and administrative expenses increased by $9,000 or .4% for 2005 as compared to the prior year. While the overall expenditure remained at approximately the same level for the years ended December 31, 2005 and 2004, our headcount and related salaries decreased by $80,000, offset by $89,000 of increase in professional fees.

      Operating loss was $289,000 or 3.4% of net sales for 2005, as compared to $84,000 in the prior year. Operating loss increased primarily as a result of lower gross margins discussed above.

      Interest expense was $12,000 for 2005 as compared to $171,000 in the prior year. The decrease is due to lowered borrowing levels related to repayment of our long-term debt obligations. As of December 31, 2005, we have no outstanding borrowings on interest-bearing debt.

      Income tax provision was $14,000 for 2005, as compared to $33,000 for the prior year. Our tax provision is primarily based upon our state income tax liabilities for both 2005 and 2004.

      We incurred net losses of $205,000 for 2005 as compared with net losses of $248,000 for the prior year, a decrease of $43,000 or 17.3%. Net loss as a percentage of net sales decreased to 2.4% from 2.7%.

Liquidity and Capital Resources

      We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2005 and 2004 were as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                     2005              2004
                                                     ----              ----
Operating activities...........................   $1,798,000       $ 1,711,000
Investing activities...........................      (31,000)         (117,000)
Financing activities...........................     (324,000)       (4,032,000)

      Cash flows provided by operating activities increased to $1,798,000 during 2005, as compared to $1,711,000 in the prior year.

      Cash flows used in investing activities was $31,000 during 2005, as compared to $117,000 in the prior year.

      Cash flows used in financing activities decreased to $324,000 in 2005 as compared with $4,032,000 in the prior year.

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

      Inventory is included and classified as a current asset. As of December 31, 2005, inventory represented approximately 82% of current assets and 67% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

      On July 15, 2005, we renewed our revolving line of credit facility providing up to $3 million for operating purposes. The agreement governing this credit facility contains security agreements covering essentially all our assets and financial covenants requiring compliance with certain financial ratios. As of the date of this report, we have not yet used, nor anticipate using this credit facility before its renewal date on June 17, 2006.

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

      If environmental laws and regulations restrict the ability to distribute our products, our inventory may become obsolete and unsaleable. Our worldwide operations are subject to local laws and regulations, compliance with which may require substantial expense. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off.

      If we fail to retain key personnel our operations could suffer and our stock price could be negatively impacted. We are highly dependent upon the services of Stewart Wang, our Chief Executive Officer and President. Our success to date has been largely dependent upon the efforts and abilities of Mr. Wang and the loss of Mr. Wang's services for any reason could have a material adverse effect upon us. In addition, our work force includes executives and employees with significant knowledge and experience in the electronics distribution industry. Our future success will be strongly influenced by our ability to continue to recruit, train and retain a skilled work force. While we believe that we would be able to locate suitable replacements for our executives or other personnel if their services were lost, we cannot assure you that we would be able to do so on terms favorable to us. In particular, the hiring of a suitable replacement for Mr. Wang could be very difficult. We have purchased and currently intend to maintain a key-man life insurance policy on Mr. Wang's life with benefits of $2 million payable to us in the event of Mr. Wang's death. The benefits received under this policy might not be sufficient to compensate us for the loss of Mr. Wang's services should a suitable replacement not be employed.

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

      We may not receive the full value of our inventory if we are forced to liquidate within a limited time period. Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset in our December 31, 2005 consolidated financial statements. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. Further, we may not realize the full carrying value of our reported inventories.

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

      Because one shareholder holds the majority of the voting power of our common stock, we may not be an attractive candidate for acquisition, which may have a negative effect on our stock price. Stewart Wang, our Chief Executive Officer and President, beneficially owns all of our Class B common stock, which carries ten votes per share, and he thus controls approximately 62% of the voting power of our common stock. As a result, Mr. Wang is able to control us and our operations, including the election of at least a majority of our Board of Directors. Also, at any time while we have at least 800 shareholders who beneficially own shares of our common stock, our Articles of Incorporation provide for the automatic elimination of cumulative voting, which would allow Mr. Wang to elect all of our directors. The disproportionate vote afforded the Class B common stock could also serve to discourage potential acquirers from seeking to acquire control of us through the purchase of the Class A common stock, which might have a depressive affect on the price of the Class A common stock.

      If our customers return products at a rate significantly in excess of historical levels, our reserves for returns may not be adequate. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We also will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products that were special-ordered by a customer, or that otherwise are not generally included in our inventory. During the fiscal years ended December 31, 2005 and 2004, sales returns aggregated $90,000 and $86,000, or 1.1% and 0.9% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                         TAITRON COMPONENTS INCORPORATED

                                                                                                                      Page
                                                                                                                      ----

Report of Independent Registered Public Accounting Firm ..........................................................      16
Consolidated Balance Sheet at December 31, 2005 ..................................................................      17
Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 .............................      18
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2005 and 2004 ....................      19
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 .............................      20
Notes to Consolidated Financial Statements .......................................................................   21-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the "Company") as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                                   /s/ Haskell & White LLP

Irvine, California
March  9, 2006

                         TAITRON COMPONENTS INCORPORATED

                           Consolidated Balance Sheet

                                December 31, 2005

                       Assets

Current assets:
    Cash and cash equivalents                                                      $  1,962,000
    Trade accounts receivable, net                                                    1,552,000
    Inventory, net                                                                   16,681,000
    Prepaid expenses and other current assets                                           151,000
                                                                                   ------------

           Total current assets                                                      20,346,000

Property and equipment, net                                                           4,428,000
Other assets                                                                             78,000
                                                                                   ------------

           Total assets                                                            $ 24,852,000
                                                                                   ============

                Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable                                                         $  1,020,000
    Accrued liabilities                                                                 585,000
                                                                                   ------------
           Total current liabilities                                                  1,605,000

           Total liabilities                                                          1,605,000
                                                                                   ------------

Commitments and contingencies (Notes 3, 6 and 9)

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
      None issued or outstanding                                                             --
    Class A common stock, $.001 par value.  Authorized 20,000,000 shares;                 5,000
      4,700,145 shares issued and outstanding
    Class B common stock, $.001 par value.  Authorized, issued and outstanding            1,000
      762,612 shares
    Additional paid-in capital                                                       10,416,000
    Accumulated other comprehensive loss                                                (17,000)
    Retained earnings                                                                12,842,000
                                                                                   ------------

           Total shareholders' equity                                                23,247,000
                                                                                   ------------

           Total liabilities and shareholders' equity                              $ 24,852,000
                                                                                   ============

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Operations

                             Year ended December 31,

                                                      2005            2004
                                                   ----------      ----------
Net sales                                          $8,400,000      $9,352,000
Cost of goods sold                                  6,092,000       6,701,000
                                                   ----------      ----------
         Gross profit                               2,308,000       2,651,000

Selling, general and administrative expenses        2,597,000       2,588,000
Impairment losses                                          --         147,000
                                                   ----------      ----------
         Operating loss                              (289,000)        (84,000)

Interest expense, net                                 (12,000)       (171,000)
Other income, net                                     110,000          34,000
Gain on sale of assets                                     --           6,000
                                                   ----------      ----------
         Loss before income taxes                    (191,000)       (215,000)

Income tax provision                                  (14,000)        (33,000)
                                                   ----------      ----------

         Net loss                                  $(205,000)      $ (248,000)
                                                   ==========      ==========

Loss per share:  Basic & Diluted:                  $     (.04)     $     (.05)
                                                   ==========      ==========
Weighted average common shares outstanding:
         Basic & Diluted                            5,462,153       5,464,912
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Consolidated Statement of Shareholders' Equity
                        Two years ended December 31, 2005

                                                                                            Accumulated
                                 Class A common stock   Class B common stock   Additional      Other                      Total
                                 --------------------   --------------------    Paid-in     Comprehensive   Retained   Shareholders'
                                   Shares     Amount      Shares    Amount      capital     Income (Loss)   Earnings      Equity
                                  ---------   ------      -------   ------     ----------   -------------   --------   -------------

Balances at December 31, 2003     4,827,599   $5,000      762,612   $1,000    $10,709,000     $(21,000)   $13,295,000   $23,989,000

Issuances of common stock            18,567       --           --       --         27,000           --             --        27,000

Repurchase of common stock         (148,520)      --           --       --       (322,000)          --             --      (322,000)

Comprehensive loss:
   Foreign currency                      --       --           --       --             --       24,000             --        24,000
      translation adjustment

   Net loss                              --       --           --       --             --           --       (248,000)     (248,000)
      Comprehensive loss                 --       --           --       --             --           --             --      (224,000)
                                  ---------   ------      -------   ------    -----------     --------    -----------   -----------

Balances at December 31, 2004     4,697,646   $5,000      762,612   $1,000    $10,414,000     $  3,000    $13,047,000   $23,470,000

Issuances of common stock             2,499       --           --       --          2,000           --             --         2,000

Comprehensive loss:
   Foreign currency                      --       --           --       --             --      (20,000)            --       (20,000)
      translation adjustment

   Net loss                              --       --           --       --             --           --       (205,000)     (205,000)
      Comprehensive loss                 --       --           --       --             --           --             --      (225,000)
                                  ---------   ------      -------   ------    -----------     --------    -----------   -----------

Balances at December 31, 2005     4,700,145   $5,000      762,612   $1,000    $10,416,000     $(17,000)   $12,842,000   $23,247,000
                                  =========   ======      =======   ======    ===========     ========    ===========   ===========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                                            2005             2004
                                                                                         -----------      -----------
Cash flows from operating activities:
    Net loss                                                                             $  (205,000)     $  (248,000)
                                                                                         -----------      -----------
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                        236,000          310,000
        Amortization of debt discount related to options issued with notes payable                --           28,000
        Provision for inventory reserve                                                      486,000          585,000
        Provision for sales returns and doubtful accounts                                     90,000           31,000
        Impairment losses                                                                         --          147,000
        Gain on sale of assets                                                                    --           (6,000)
        Changes in assets and liabilities:
          Trade accounts receivable                                                         (543,000)          86,000
          Inventory                                                                        1,086,000          878,000
          Prepaid expenses and other current assets                                          266,000         (222,000)
          Other assets                                                                       (14,000)          (3,000)
          Trade accounts payable                                                             214,000          (29,000)
          Accrued liabilities                                                                182,000          154,000
                                                                                         -----------      -----------
              Total adjustments                                                            2,003,000        1,959,000
                                                                                         -----------      -----------
              Net cash provided by operating activities                                    1,798,000        1,711,000
                                                                                         -----------      -----------

Cash flows from investing activities:
    Acquisition of property and equipment                                                    (31,000)        (123,000)
    Proceeds on sale of assets                                                                    --            6,000
                                                                                         -----------      -----------
              Net cash used in investing activities                                          (31,000)        (117,000)
                                                                                         -----------      -----------

Cash flows from financing activities:
    Payments on notes payable                                                             (1,326,000)      (2,737,000)
    Repurchase of Class A common stock                                                            --         (322,000)
    Decrease (increase) of restricted cash                                                 1,000,000       (1,000,000)
    Exercise of Class A common stock options                                                   2,000           27,000
                                                                                         -----------      -----------
              Net cash used in financing activities                                         (324,000)      (4,032,000)
                                                                                         -----------      -----------
Impact of exchange rates on cash                                                             (20,000)          24,000
                                                                                         -----------      -----------
              Net increase (decrease) in cash and cash equivalents                         1,423,000       (2,414,000)
Cash and cash equivalents, beginning of year                                                 539,000        2,953,000
                                                                                         -----------      -----------
Cash and cash equivalents, end of year                                                   $ 1,962,000      $   539,000
                                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                               $    48,000      $   177,000
                                                                                         ===========      ===========
    Cash paid for income taxes, net                                                      $    10,000      $    30,000
                                                                                         ===========      ===========

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation. The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $0 as of December 31, 2005, based on the net losses experienced by Taitron Components Mexico, SA de CV.

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

      The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot assure you that these factors will not materially adversely affect the Company in the future.
      Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. Management estimates that over 80% of the Company's products were produced in Asia.

      Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 31% and 27% of Taitron's net purchases for 2005 and 2004, respectively. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron's other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

      The Company maintains cash balances in multiple accounts at several banks. Accounts at the various financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 in the aggregate. From time to time, the Company has uninsured amounts on deposit in excess of insurable limits. Management does not believe that there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.

      Revenue Recognition

      The Company recognizes revenue when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered, This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns. Sales returns for the years ended December 31, 2005 and 2004 aggregated $90,000 and $86,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at December 31, 2005 aggregated $64,000.

      Inventory

      Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $1,267,000 at December 31, 2005. The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

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

                                                 Year Ended December 31,
                                                 -----------------------
                                                  2005             2004
                                                  ----             ----
      Net loss            As reported          $(205,000)       $(248,000)
                          Pro forma            $(235,000)       $(278,000)

      Loss per share      As reported          $    (.04)       $    (.05)
                          Pro forma            $    (.04)       $    (.05)

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

      Net Loss Per Share

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options, of approximately 534,000 and 572,000 for the years ended December 31, 2005 and 2004, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

      Foreign Currency Translation

      The financial statements of the Company's majority-owned subsidiary in Mexico and divisions in Taiwan, Brazil and China, which were established in 1998, 1997, 1996 and 2005, respectively, are translated into U.S. dollars for financial reporting purposes. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders' equity as accumulated other comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities' functional currency) are included in operations. The transactional gains and losses are not significant to the consolidated financial statements.

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

      Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment". This statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). For the Company, this Statement is effective as of the first reporting period that begins after December 15, 2005. Accordingly, the Company adopted SFAS 123(R) in its first quarter of fiscal 2006. The Company is currently completing its evaluation of the provisions of SFAS 123(R), but expects that stock-based compensation will increase in future periods should employee stock options be granted.

      Note 2 - Property and Equipment

      Property and equipment, at cost, is summarized as follows:

                                                                  12/31/2005
                                                                 -----------

         Land                                                    $ 1,293,000
         Buildings and improvements                                3,692,000
         Furniture and equipment                                     903,000
         Computer software and equipment                           2,141,000
                                                                 -----------
            Total Property and Equipment                           8,029,000
         Less: Accumulated depreciation and amortization          (3,601,000)
                                                                 -----------

            Property and Equipment, net                          $ 4,428,000
                                                                 ===========

      Note 3 - Revolving Line of Credit

      On July 15, 2005, the Company entered into a revolving line of credit facility providing up to $3 million for operating purposes. As of the date of this Report, the Company has not yet used this credit facility. The agreement governing this credit facility contains security agreements covering essentially all assets of the Company and financial covenants that require the Company to maintain compliance with certain financial ratios.

      Note 4 - Shareholders' Equity

      There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

      There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,700,145 issued and outstanding as of December 31, 2005. Each holder of Class A common stock is entitled to one vote for each share held.

      There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2005. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

      During 2005, the Company did not repurchase any shares of its Class A common stock. However, the Company issued 2,499 shares of common stock upon the exercise of stock options (Note 7). During 2004, the Company repurchased 148,520 shares of its Class A common stock on the open market for $322,000, and permanently retired the shares. Additionally, the Company issued 18,567 shares of common stock upon the exercise of stock options (Note 7).

      Note 5 - Income Taxes

      Income tax provision is summarized as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                      2005           2004
                                                    --------       --------
         Current:
            Federal                                 $     --       $     --
            State                                     14,000         33,000
                                                    --------       --------

                                                      14,000         33,000
                                                    --------       --------
         Deferred:
            Federal                                  (40,000)       (17,000)
            State                                    (12,000)            --
            Increase in valuation allowance           52,000         17,000
                                                    --------       --------
                                                          --             --
                                                    --------       --------

         Income tax provision                       $ 14,000       $ 33,000
                                                    ========       ========

      The actual income tax provision differs from the "expected" tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

                                                                 Year Ended
                                                                December 31,
                                                            -------------------
                                                              2005       2004
                                                            --------   --------
      "Expected" income tax expense (benefit)               $(59,000)  $(74,000)
      State tax (benefit) expense, net of Federal benefit      5,000      4,000
      Foreign (income)loss                                    (2,000)    52,000
      Increase in valuation allowance                         52,000     17,000
      Other                                                   18,000     34,000
                                                            --------   --------
      Income tax provision                                  $ 14,000   $ 33,000
                                                            ========   ========

      The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

         Deferred tax assets:                     12/31/2005
                                                  ----------
         Inventory reserves                       $ 543,000
         Section 263a adjustment                     96,000
         Allowances for bad debts and returns        27,000
         Accrued expenses                            15,000
         Asset valuation reserve                     56,000
         State net operating loss carry forward      64,000
         Other                                        5,000
                                                  ---------
         Total deferred tax assets                  806,000
         Valuation allowance                       (721,000)

         Deferred tax liabilities:
         Depreciation                               (11,000)
         Deferred state taxes                       (74,000)
                                                  ---------
         Net deferred tax assets                  $      --
                                                  =========

      The Company has a net operating loss aggregating approximately $699,000 for state tax purposes that expires in 2015. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

      Note 6 - 401(k) Profit Sharing Plan

      In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
      Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to 15% of their compensation, but not in excess of the maximum allowed under the Code. The plan also provides for a 20% matching contribution vesting immediately, at the discretion of the Company. For the years ended December 31, 2005 and 2004, employer matching contributions aggregated approximately $8,000 and $12,000, respectively.

      The plan invests a portion of its assets in the common stock of the Company. The plan held 77,243 shares of the Company's common stock at December 31, 2005.

      Note 7 - Stock Options

      In March 1995, the Company  established the 1995 Stock Incentive Plan (the
      Plan) that expired in March 2005. The Plan provided for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options were granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights were granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provided for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to the committee and each year thereafter. The exercise prices of these options are equal to the fair market value of the Company's Class A common stock at the date of grant.

      The fair value of options and SAR's used to compute pro forma loss and loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2005: dividend yield of 0%; expected volatility of 35%; a risk free interest rate of approximately 5% and an expected holding period of five years; and for 2004: dividend yield of 0%; expected volatility of 24%; a risk free interest rate of approximately 5% and an expected holding period of five years.

      As described in Note 1, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan options and SAR's.

      Stock option and SAR activity during the periods indicated is as follows:

                                               Number       Weighted Average
                                              of Shares      Exercise Price
                                              ---------     ----------------

         Balance at December 31, 2003          567,899            $1.84
            Granted                             80,000             1.74
            Exercised                          (18,567)            1.46
            Forfeited                          (30,333)            2.14
                                               -------
         Balance at December 31, 2004          598,999             1.81
            Exercised                           (2,499)            1.06
            Forfeited                          (70,334)            2.10
                                               -------
         Balance at December 31, 2005          526,166            $1.78
                                               =======

      The weighted average fair value of options granted in 2004 was $0.55.

      At December 31, 2005, the range of individual weighted average exercise prices was $1.29 to $2.17. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

      At December 31, 2005, the number of options exercisable was 431,000 and the weighted average exercise prices of those exercisable options were $1.85.

      Note 8 - Net Loss Per Share

      The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

                                                                                     2005             2004
                                                                                  ----------       ----------

      Net loss available to common shareholders used in basic loss per share      $ (205,000)      $ (248,000)

      Weighted average number of common shares used in basic loss per share        5,462,153        5,464,912
                                                                                  ----------       ----------

      Basic loss per share                                                        $     (.04)      $     (.05)
                                                                                  ==========       ==========

      Effect of dilutive securities:
           Options                                                                        --               --
                                                                                  ----------       ----------
      Weighted average number of common shares and dilutive potential
           common shares used in diluted loss per share                            5,462,153        5,464,912
                                                                                  ==========       ==========

      Diluted loss per share                                                      $     (.04)      $     (.05)
                                                                                  ==========       ==========

      Note 9 - Commitments and Contingencies

      Legal and Regulatory Proceedings
      --------------------------------
      The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

      Inventory Purchasing
      --------------------
      Outstanding commitments to purchase inventory from suppliers aggregated $1,110,000 as of December 31, 2005.

      Regulation
      ----------
      Effective July 1, 2006, the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS") will restrict the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive and some of our inventory may become obsolete and unsaleable and, as a result, have to be written off.

      Note 10 - Geographic information

      The following table presents summary geographic information about 2005 revenues and long-lived assets (land and property, net of accumulated depreciation) as of December 31, 2005, attributed to countries based upon location of our customers:

                                                         Long-lived
                                          Revenues          Assets
                                          --------       ----------

            United States                $6,775,000      $3,794,000
            Mexico                          626,000         163,000
            Brazil                          351,000              --
            Taiwan                          247,000         314,000
            China                           170,000              --
            Canada                           98,000              --
            Other foreign countries         133,000              --

                                         ----------      ----------
            Total                        $8,400,000      $4,271,000
                                         ----------      ----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

ITEM 8A. CONTROLS AND PROCEDURES.

            As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Principal Executive and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures were effective. During the three-month period ended December 31, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required by Item 9, with the exception of the information provided below concerning the Company's Code of Ethics, will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors",
      "Compliance with Section 16(a) - Beneficial Ownership Reporting" and "Report of the Audit Committee" and is incorporated herein by this reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2005.

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

      --------------------------------------------------------------------------

      *        Management contract or compensatory plan or arrangement.

      **       Filed  herewith.

      (1) Incorporation by reference from the Company's Registration Statement on Form SB-2, Registration No. 33-90294-LA.

      (2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter. ended June 30, 1998.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by this reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Taitron Components Incorporated

Dated: March 31, 2006                     By: /s/ Stewart Wang
                                              ----------------------------------
                                              Stewart Wang
                                              Chief Executive Officer, President
                                              and Chief Financial Officer

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

    Signature         Title                                           Date
    ---------         -----                                           ----

/s/ Johnson Ku       Chairman of the Board                       March 31, 2006
-------------------------------------------------------------------------------
Johnson Ku

/s/ Stewart Wang     Chief Executive Officer, President,         March 31, 2006
--------------------------------------------------------------------------------
Stewart Wang         Chief Financial Officer and Director
                     (Principal Executive, Financial and Accounting Officer)

/s/ Richard Chiang   Director                                    March 31, 2006
--------------------------------------------------------------------------------
Richard Chiang

/s/ Craig Miller     Director                                    March 31, 2006
--------------------------------------------------------------------------------
Craig Miller

/s/ Felix Sung       Director                                    March 31, 2006
--------------------------------------------------------------------------------
Felix Sung