Form 10QSB
period 2006-03-31
TAITRON COMPONENTS INC
filed 2006-05-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

                         Commission File Number 0-25844

                         TAITRON COMPONENTS INCORPORATED
        (Exact name of small business issuer as specified in its charter)

           California                                             95-4249240
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          28040 West Harrison Parkway, Valencia, California 91355-4162
                    (Address of principal executive offices)

                                 (661) 257-6060
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                   Outstanding on April 30, 2006
           -----                                   -----------------------------
Class A common stock, $.001 par value                       4,716,811
Class B common stock, $.001 par value                         762,612

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                      March 31,
                                                                        2006
                                                                     -----------
                               Assets                                (Unaudited)
Current assets:
    Cash and cash equivalents                                          $ 2,343
    Trade accounts receivable, net                                       1,350
    Inventory, net                                                      16,367
    Prepaid expenses and other current assets                              168
                                                                       -------
        Total current assets                                            20,228

Property and equipment, net                                              4,402
Other assets                                                                82
                                                                       -------
        Total assets                                                   $24,712
                                                                       =======

                Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                                             $ 1,040
    Accrued liabilities and other                                          551
                                                                       -------
        Total current liabilities                                        1,591

        Total liabilities                                                1,591
                                                                       -------
Commitments and contingencies (Note 3)

Shareholders' equity:
    Preferred stock, $.001 par value.
      Authorized 5,000,000 shares.
        None issued or outstanding.                                         --
        Class A common stock, $.001 par value.
          Authorized 20,000,000 shares;
        issued and outstanding 4,716,811 shares.                             5
        Class B common stock, $.001 par value.
          Authorized, issued and outstanding 762,612 shares.                 1
    Additional paid-in capital                                          10,440
    Accumulated other comprehensive loss, net of tax                        (5)
    Retained earnings                                                   12,680
                                                                       -------
        Total shareholders' equity                                      23,121
                                                                       -------
        Total liabilities and shareholders' equity                     $24,712
                                                                       =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

     Condensed Consolidated Statements of Operations and Comprehensive Loss
                (Dollars in thousands, except per share amounts)

                                                    Three months ended March 31,
                                                        2006            2005
                                                    -----------     -----------
                                                     (Unaudited)    (Unaudited)

Net sales                                           $     1,989     $     1,842
Cost of goods sold                                        1,509           1,341
                                                    -----------     -----------
     Gross profit                                           480             501
Selling, general and administrative expenses                636             618
                                                    -----------     -----------
     Loss from operations                                  (156)           (117)
Interest income(expense), net                                15             (12)
Other expense, net                                          (17)           --
                                                    -----------     -----------
     Loss before income taxes                              (158)           (129)
Income tax provision                                         (4)           --
                                                    -----------     -----------
     Net loss                                       $      (162)    $      (129)
                                                    ===========     ===========
Other Comprehensive loss:
     Foreign currency translation adjustment                 12              (6)
                                                    -----------     -----------
Comprehensive loss                                  $      (150)    $      (135)
                                                    ===========     ===========
Loss per share
Basic and Diluted                                   $     (0.03)    $     (0.02)
                                                    ===========     ===========
Weighted average common shares outstanding
Basic and Diluted                                     5,472,201       5,460,619
                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                       Three months ended March 31,
                                                                            2006          2005
                                                                        -----------    -----------
                                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net loss                                                              $  (162)      $  (129)
                                                                          -------       -------
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                              54            59
    Provision for sales returns and doubtful accounts                          15            17
    Changes in assets and liabilities:
      Trade accounts receivable                                               187            34
      Inventory                                                               314           308
      Prepaid expenses and other current assets                               (17)            8
      Other assets                                                             (4)          (13)
      Trade accounts payable                                                   20           (57)
      Accrued liabilities and other                                           (34)          (16)
                                                                          -------       -------
              Total adjustments                                               535           340
                                                                          -------       -------
              Net cash provided by operating activities                       373           211
                                                                          -------       -------
Cash flows from investing activities:
      Acquisitions of property and equipment                                  (28)           (4)
                                                                          -------       -------
              Net cash used in investing activities                           (28)           (4)
                                                                          -------       -------
Cash flows from financing activities:
    Payments on notes payable                                                --             (35)
    Proceeds from exercise of stock options and issuance of stock              24             1
                                                                          -------       -------
              Net cash provided by (used in) financing activities              24           (34)
                                                                          -------       -------
Impact of exchange rate changes on cash                                        12            (6)
                                                                          -------       -------
              Net increase in cash and cash equivalents                       381           167
Cash and cash equivalents, beginning of period                              1,962           539
                                                                          -------       -------
Cash and cash equivalents, end of period                                  $ 2,343       $   706
                                                                          =======       =======
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                $  --         $    23
                                                                          =======       =======
    Cash paid for income taxes                                            $     1       $     1
                                                                          =======       =======

     See accompanying notes to condensed consolidated financial statements.

                                     Pge 4

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                           (All amounts are unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated ("the Company") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

      Principles of Consolidation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2006 and 2005 were $15,000 and $17,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at March 31, 2006 aggregated $64,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,421,000 at March 31, 2006.

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

      Loss Per Share

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Common equivalent shares of approximately 447,000 shares for the three months ended March 31, 2006, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

      Reclassification

      Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

      Stock-Based Compensation

      In March 1995, the Company established the 1995 Stock Incentive Plan (the
      Plan) that expired in March 2005. The Plan provided for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the Plan, incentive stock options were granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights were granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The Plan also provided for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the Plan, upon their initial election to the committee and each year thereafter. The exercise prices of these options are equal to the fair market value of the Company's Class A common stock at the date of grant. The fair value of options is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2006 and 2005: dividend yield of 0%; expected volatility of 35%; a risk free interest rate of approximately 5% and an expected holding period of five years.

      Effective January 1, 2006, the Company adopted SFAS No. 123 (revised
      2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for stock-based compensation using the intrinsic value method of APB Opinion No. 25 and followed the disclosure requirements of SFAS No. 123, as amended by SFAS 148.

      The Company elected to adopt SFAS 123R using the "modified prospective application." Under that method, compensation expense includes the fair value of new awards, modified awards and any unvested awards outstanding at January 1, 2006. However, the consolidated financial statements for periods prior to the adoption of SFAS 123R have not been restated to reflect the fair value method of accounting for stock-based compensation, but rather disclosed the cost in accordance with APB 25.

      The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

                                                              Three months ended
                                                                March 31, 2005
                                                              ------------------
                               Net loss, as reported              (129,000)
                               Net loss, pro forma                (137,000)

                               Diluted loss, as reported            (0.02)
                               Diluted loss,  pro forma             (0.03)


      Stock option activity during the periods indicated is as follows:

                                                Number         Weighted Average
                                              of Shares         Exercise Price
                                              ----------       ----------------

          Balance at December 31, 2005             526,166              $1.78
             Exercised                             (16,666)              1.41
          Balance at March 31, 2006                509,500              $1.80
                                          ==================

      The weighted average fair value of options granted in the three months period ended March 31, 2006 and 2005 was $0, as there were no options granted during either period.

      At March 31, 2006, the range of individual weighted average exercise prices was $1.29 to $2.17. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

      At March 31, 2006, the approximate number of options exercisable was 413,000 and the weighted average exercise prices of those exercisable options were $1.87.

Note 3 - Commitments and Contingencies

      On July 9, 2005, the Company renewed its revolving line of credit facility providing up to $3 million for operating purposes. The agreement governing this credit facility expires on June 17, 2006 and contains security agreements covering essentially all assets of the Company and financial covenants requiring compliance with certain financial ratios. As of the date of this report, the Company has not yet used this credit facility.

      Effective July 1, 2006, the European Union ("EU") will begin restricting the distribution of products within the EU containing certain substances, including lead. At the present time, much of the Company's inventory contains substances prohibited by the RoHS directive and management believes it is likely that the Company will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. Upon effectiveness of the RoHS legislation, some of the Company's inventory may become obsolete and unsaleable and, as a result, have to be written off. See Item 2 - "Management's Discussion and Analysis - Critical Accounting Policies and Estimates - Impact of Governmental Regulation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in
Item 1 of this report as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2005. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result" or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our most recent annual report on Form 10-KSB under the heading "Cautionary Statements and Risk Factors."

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarter ended March 31, 2006 and 2005 were $15,000 and $17,000, respectively. The allowance for sales returns and doubtful accounts at March 31, 2006 aggregated $64,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $16,367,000 at March 31, 2006, which is presented net of valuation allowances of $1,421,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. Based upon recent operating results and the difficulty of estimating future market conditions, we have fully reserved a $721,000 allowance against our net deferred tax assets.

Selected Recent Accounting Policies

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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

      We believe that demand for discrete semiconductors in the U.S. market has drastically declined since 2000. This declining demand has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we are refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for our existing OEM and CEM customers by outsourcing their product design and manufacturing work offshore. We formed some strategic business partnerships with a few customers and are providing them with original design and manufacturing (ODM) services for their multi-year turn-key projects. We expect to see more opportunities and results from these additional services during 2006.

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

Results of Operations

Three month Period Ended March 31, 2006 Compared To The Three month Period Ended March 31, 2005.

      Net sales for the quarter ended March 31, 2006 increased by 8% to $1,989,000 from $1,842,000 in the prior year period. The overall increase primarily came from our original design manufactured products in the amount of $124,000, compared with the prior year period.

      Gross margins were 24.1% for the quarter ended March 31, 2006, compared to 27.2% for the prior year period. The decrease can be primarily attributed to pricing pressures for our Samsung brand components sold in the domestic market and higher sales levels of non-RoHS compliant products sold in the overseas market.

      Selling, general and administrative expenses increased by $18,000 for the quarter ended March 31, 2006 as compared to the prior year period, primarily related to higher professional fees.

      Operating loss was $156,000 or 7.8% of net sales for quarter ended March 31, 2006, as compared to $117,000 in the prior year period. Operating loss increased primarily as a result of lower gross margins discussed above.

      Interest expense was $0 for quarter ended March 31, 2006 as compared to $21,000 in the prior year period. The decrease is due to lowered borrowing levels related to repayment of our long-term debt obligations.

      Income tax provision was $4,000 for the quarter ended March 31, 2006, as compared to $0 for the prior year period. Our tax provision is primarily based upon our state income tax liabilities.

      We incurred net losses of $162,000 for the quarter ended March 31, 2006 as compared with net losses of $129,000 for the prior year period, an increase of $33,000 or 25.6%. Net loss as a percentage of net sales increased to 8.1% from 7%.

      Effective January 1, 2006, we adopted SFAS 123(R) and such had a minimal financial impact for the three month period ended March 31, 2006.

Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the quarter ended March 31, 2006 and 2005 are as follows:

                                                    Three months ended March 31,
                                                    ---------------------------
      (Dollars in thousands)                           2006            2005
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
      Operating activities .....................       $ 373           $ 211
      Investing activities .....................         (28)             (4)
      Financing activities .....................          24             (34)

      Cash flows provided by operating activities increased to $373,000 during the quarter ended March 31, 2006, as compared to $211,000 during the same period last year.

      Cash flows used in investing activities was $28,000 during the quarter ended March 31, 2006 compared with $4,000 during the same period last year.

      Cash flows provided by financing activities increased to $24,000 during the quarter ended March 31, 2006, from $34,000 used in during the same period last year.

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

Item 3. Controls and Procedures.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the reporting period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective such that material information required to be disclosed by the Company (including its consolidated subsidiary) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms relating to the Company.

      During the quarterly period covered by this report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the first quarter of 2006 that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

      a.    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

      b.    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TAITRON COMPONENTS INCORPORATED

Date: May 15, 2006                      By: /s/ Stewart Wang
                                            ---------------------------
                                            Stewart Wang
                                            Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial
                                            and Accounting Officer)