Form 10QSB
period 2006-07-31
TAITRON COMPONENTS INC
filed 2006-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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
      Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                                  Outstanding on July 31, 2006
             -----                                  ----------------------------
Class A common stock, $.001 par value                       4,716,811
Class B common stock, $.001 par value                         762,612

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                                                  June 30,
                                                                                                    2006
                                                                                                 -----------
                                     Assets                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                                      $ 2,158
    Trade accounts receivable, net                                                                   2,350
    Inventory, net                                                                                  16,099
    Prepaid expenses and other current assets                                                          120
                                                                                                   -------
           Total current assets                                                                     20,727

Property and equipment, net                                                                          4,353
Other assets                                                                                           119
                                                                                                   -------

           Total assets                                                                            $25,199
                                                                                                   =======

                      Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable                                                                         $ 1,331
    Accrued liabilities and other                                                                      564
                                                                                                   -------
           Total current liabilities                                                                 1,895

           Total liabilities                                                                         1,895
                                                                                                   -------

Commitments and contingencies (Note 3)

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares
      None issued or outstanding                                                                         -
      Class A common stock, $.001 par value.  Authorized 20,000,000 shares;
      issued and outstanding 4,716,811 shares                                                            5
      Class B common stock, $.001 par value.  Authorized, issued and outstanding
      762,612 shares                                                                                     1
    Additional paid-in capital                                                                      10,450
    Accumulated other comprehensive loss, net of tax                                                     6
    Retained earnings                                                                               12,842
                                                                                                   -------

           Total shareholders' equity                                                               23,304
                                                                                                   -------

           Total liabilities and shareholders' equity                                              $25,199
                                                                                                   =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, except per share amounts)

                                                         Three months ended June 30,            Six months ended June 30,

                                                           2006               2005              2006                2005
                                                       -----------        -----------        -----------        -----------
                                                       (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                              $     2,996        $     2,202        $     4,985        $     4,044

Cost of goods sold                                           2,133              1,616              3,642              2,957
                                                       -----------        -----------        -----------        -----------

         Gross profit                                          863                586              1,343              1,087

Selling, general and administrative
    expenses                                                   704                628              1,340              1,246
                                                       -----------        -----------        -----------        -----------

     Income (loss) from operations                             159                (42)                 3               (159)

Interest income (expense), net                                  22                 (5)                37                (17)
Other (expense) income, net                                    (19)                39                (36)                39
                                                       -----------        -----------        -----------        -----------

     Income (loss) before income taxes                         162                 (8)                 4               (137)

Income tax provision                                             -                  -                 (4)                 -
                                                       -----------        -----------        -----------        -----------

         Net income (loss)                             $       162        $        (8)$                -        $      (137)
                                                       ===========        ===========        ===========        ===========

Other comprehensive income (loss):
     Foreign currency translation adjustment                    11                 (1)                23                 (7)
                                                       -----------        -----------        -----------        -----------
Comprehensive income (loss)                            $       173        $        (9)       $        23        $      (144)
                                                       ===========        ===========        ===========        ===========

Income (loss) per share
         Basic                                         $       .03        $      (.00)       $       .00        $      (.03)
                                                       ===========        ===========        ===========        ===========
         Diluted                                       $       .03        $      (.00)       $       .00        $      (.03)
                                                       ===========        ===========        ===========        ===========
Weighted average common shares outstanding
         Basic                                           5,479,423          5,462,479          5,475,812          5,461,549
                                                       ===========        ===========        ===========        ===========
         Diluted                                         5,918,423          5,462,479          5,948,812          5,461,549
                                                       ===========        ===========        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                                    Six months ended June 30,

                                                                                      2006               2005
                                                                                   -----------        -----------
                                                                                   (Unaudited)        (Unaudited)
Cash flows from operating activities:
    Net loss                                                                         $    --            $  (137)
                                                                                     -------            -------
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        106                120
    Provision for sales returns and doubtful accounts                                     15                  9
    Stock-based compensation                                                              10                 --
    Changes in assets and liabilities:
      Trade accounts receivable                                                         (813)              (282)
      Inventory, net                                                                     582                775
      Prepaid expenses and other current assets                                           31                 88
      Other assets                                                                       (41)               (14)
      Trade accounts payable                                                             311                (73)
      Accrued liabilities and other                                                      (21)               176
                                                                                     -------            -------
              Total adjustments                                                          180                799
                                                                                     -------            -------
              Net cash provided by operating activities                                  180                662
                                                                                     -------            -------

Cash flows from investing activities:
      Acquisitions of property and equipment                                             (31)               (23)
                                                                                     -------            -------
              Net cash used in investing activities                                      (31)               (23)
                                                                                     -------            -------

Cash flows from financing activities:
    Payments on notes payable                                                             --                (73)
    Proceeds from exercise of stock options and issuance of stock                         24                  2
                                                                                     -------            -------
              Net cash provided by (used in) financing activities                         24                (71)
                                                                                     -------            -------

Impact of exchange rate changes on cash                                                   23                 (7)
                                                                                     -------            -------

              Net increase in cash and cash equivalents                                  196                561

Cash and cash equivalents, beginning of period                                         1,962                539
                                                                                     -------            -------

Cash and cash equivalents, end of period                                             $ 2,158            $ 1,100
                                                                                     =======            =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                           $    --            $    45
                                                                                     =======            =======
    Cash paid for income taxes                                                       $    13            $    10
                                                                                     =======            =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                           (All amounts are unaudited)

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

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 2006 and 2005 were $81,000 and $44,000, respectively, and for the six months ended June 30, 2006 and 2005 aggregated $96,000 and $61,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at June 30, 2006 aggregated $70,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,024,000 at June 30, 2006.

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

      Per Share Data

      Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding, plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2006 and 2005 is set forth in the following table:

                                                            Three months ended                  Six months ended

                                                                 June 30                             June 30
                                                        ---------------------------        ---------------------------
                                                           2006             2005              2006             2005
                                                        ----------       ----------        ----------       ----------
   Basic weighted average shares outstanding             5,479,423        5,462,479         5,475,812        5,461,549
   Potentially dilutive stock options                      439,000          603,000           473,000          603,000
   Anti-dilutive stock options due to net
        loss in period                                          --         (603,000)               --         (603,000)
                                                        ----------       ----------        ----------       ----------
   Diluted weighted average shares outstanding           5,918,423        5,462,479         5,948,812        5,461,549
                                                        ==========       ==========        ==========       ==========

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

      Stock-Based Compensation

      In March 1995, the Company established the 1995 Stock Incentive Plan (the "1995 Plan") that expired in March 2005. The 1995 Plan provided for the issuance of an aggregate 1,080,000 incentive stock options, nonstatutory options or stock appreciation rights (SAR's) to directors, officers and other employees of the Company. Under the 1995 Plan, incentive stock options were granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Nonstatutory options and stock appreciation rights were granted at prices equal to at least 85% and 100%, respectively, of the fair market value of the Company's Class A common stock at the date of grant. Outstanding options and rights vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the 1995 Plan. The 1995 Plan also provided for automatic grants of nonstatutory options to purchase 5,000 shares of Class A common stock to all members of the committee administering the 1995 Plan, upon their initial election to the committee and each year thereafter. The exercise prices of these options are equal to the fair market value of the Company's Class A common stock at the date of grant. The fair value of options is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2005: dividend yield of 0%; expected volatility of 35%; a risk free interest rate of approximately 5% and an expected holding period of five years.

      In June 2006, the Company's shareholders approved the 2005 Stock Incentive Plan (the "2005 Plan"), which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. No shares have yet been granted under the 2005 Plan, while it's pending approval by state regulators.

      Effective January 1, 2006, the Company adopted SFAS No. 123 (revised
      2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. For the year ended December 31, 2005 and earlier years, the Company accounted for employee stock-based compensation using the intrinsic value method of APB Opinion No. 25 and followed the disclosure requirements of SFAS No. 123, as amended by SFAS 148.

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

      The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

                                          Three months ended    Six months ended
                                             June 30, 2005        June 30, 2005
                                             -------------        -------------

         Net loss, as reported                 $(8,000)            $  (137,000)
         Net loss, pro forma                   $(2,000)            $  (125,000)

         Diluted loss, as reported                  --             $     (0.03)
         Diluted loss,  pro forma                   --             $     (0.02)

      Stock option activity during the periods indicated is as follows:

                                                   Number      Weighted Average
                                                 of Shares      Exercise Price


         Balance at December 31, 2005              526,166        $   1.78
            Exercised                              (16,666)       $   1.41
                                                   -------
         Balance at June 30, 2006  (Unaudited)     509,500        $   1.80
                                                   =======

      The weighted average fair value of options granted in the three months and six months periods ended June 30, 2006 and 2005 was $0, as there were no options granted during these periods.

      At June 30, 2006, the range of individual weighted average exercise prices was $1.29 to $2.17. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder.

      At June 30, 2006, the approximate number of options exercisable was 466,000 and the weighted average exercise prices of those exercisable options were $1.80.

Note 3 - Commitments and Contingencies

      Effective July 1, 2006, the European Union ("EU") began restricting the distribution of products within the EU containing certain substances, including lead. At the present time, much of the Company's inventory contains substances prohibited by the RoHS directive and management believes it is likely that the Company will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. Upon effectiveness of the RoHS legislation, some of the Company's inventory may become obsolete and unsaleable and, as a result, have to be written off. However, we believe the demand from our customers requiring only the RoHS compliant products has already been experienced during the periods leading up to the directive's restriction date.

      On July 10 2006, we entered into commitments for purchasing approximately 4,500 square feet of office space in Shanghai, China for $1,230,000. The investment will be used as rental property for lease to others and for our project design and engineering center.

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended June 30, 2006 and 2005 were $81,000 and $44,000, respectively, and for the six months ended June 30, 2006 and 2005 aggregated $96,000 and $61,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2006 aggregated $70,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $16,099,000 at June 30, 2006, which is presented net of valuation allowances of $1,024,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

      Impact of Governmental Regulation - Our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, we believe it is likely that we will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. Upon effectiveness of the RoHS legislation, some of our inventory may become obsolete and unsaleable and, as a result, have to be written off. While we are working closely with our customers and suppliers to minimize this impact, at this time, it is difficult to quantify the financial impact, if any, of such obsolete inventory. However, we believe the demand from our customers requiring only the RoHS compliant products has already been experienced during the periods leading up to the directive's restriction date.

      Deferred Taxes - We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. Based upon recent operating results and the difficulty of estimating future market conditions, we have fully reserved against our net deferred tax assets.

Selected Recent Accounting Policies

      In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 156") which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not believe that adoption of SFAS 156 will have a material impact on our financial statements.

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

      We believe that demand for discrete semiconductors in the U.S. market drastically declined since 2000. This declining demand has resulted from the accelerated trend of moving the production capacity of OEM/CEM customers abroad and the consolidation of CEM customers domestically. In response, we have been refocusing our business strategy beyond the traditional role of electronic components fulfillment to the additional role of engineering and turn-key services for our existing OEM and CEM customers by outsourcing their product design and manufacturing work offshore. We formed some strategic business partnerships with a few customers and are providing them with original design and manufacturing (ODM) solutions for their multi-year turn-key projects. We are beginning to see the results from these additional products during 2006.

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

Results of Operations

Second quarter of 2006 versus Second quarter of 2005.

      Net sales in the second quarter of 2006 totaled $2,996,000 versus $2,202,000 in the comparable period for 2005, an increase of 36.1% over the same period last year. The sales increase was attributed to growth in our ODM products by $853,000 comparing the second quarter of 2006 over the same period last year.

      Gross profit for the second quarter of 2006 was $863,000 versus $586,000 in the comparable period for 2005, and gross margin percentage of net sales was 28.8% in 2006 versus 26.6% in 2005. The increase was primarily attributed to the impact from our ODM products.

      Selling, general and administrative ("SG&A") expenses in the second quarter of 2006 totaled $704,000 versus $628,000 in the comparable period for 2005. As a percentage of net sales, SG&A expenses were 23.5% in the second quarter of 2006 compared to 28.5% in the second quarter for 2005. The increase of $76,000 was primarily attributable to personnel related expenses from our engineering center in China and higher trade commissions to our sales representatives for ODM products.

      Interest income, net of interest expense, was $22,000 for the second quarter of 2006 versus interest expense, net of interest income, of $5,000 in the comparable period for 2005. The change is due to earning interest on cash investments in 2006 after repaying all debt obligations in 2005.

      Income tax provision was $0 for the second quarter of 2006 and in the comparable period for 2005, as we do not expect significant taxable income for fiscal year 2006.

      Net income was $162,000 for the second quarter of 2006 versus a loss of $8,000 in the comparable period for 2005, an increase of $170,000.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2005.

      Net sales in the six months ended June 30, 2006 was $4,985,000 versus $4,044,000 in the comparable period for 2005, an increase of 23.3% over the same period last year. The sales increase was attributed to growth in our ODM products by $976,000 comparing the six months ended June 30, 2006 over the same period last year.

      Gross profit for the six months ended June 30, 2006 was $1,343,000 versus $1,087,000 in the comparable period for 2005, and gross margin percentage of net sales was 26.9% for both periods. The dollar increase was primarily attributed to the impact from our ODM products.

      Selling, general and administrative ("SG&A") expenses in the six months ended June 30, 2006 totaled $1,340,000 versus $1,246,000 in the comparable period for 2005. As a percentage of net sales, SG&A expenses were 26.9% in the six months ended June 30, 2006 compared to 30.8% in the comparable period for 2005. The increase of $94,000 was primarily attributable to personnel related expenses from our engineering center in China and higher trade commissions to our sales representatives for ODM products.

      Interest income, net of interest expense, was $37,000 for the six months ended June 30, 2006 versus interest expense, net of interest income, of $17,000 in the comparable period for 2005. The change is due to earning interest on cash investments in 2006 after repaying all debt obligations in 2005.

      Income tax provision was $4,000 for the six months ended June 30, 2006 versus $0 in the comparable period for 2005, as we do not expect significant taxable income for fiscal year 2006.

      Net income was $0 for the six months ended June 30, 2006 versus net losses of $137,000 in the comparable period for 2005, an increase of $137,000 resulting from the reasons discussed above.

      Effective January 1, 2006, we adopted SFAS 123(R) and such had a $10,000 financial impact to our SG&A for the six months ended June 30, 2006.

Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2006 and 2005 are as follows:

                                                   Six months ended June 30,
                                                  ---------------------------
           (Dollars in thousands)                     2006           2005
                                                  -----------     -----------
                                                  (Unaudited)     (Unaudited)

      Operating activities .......................   $ 180          $ 662
      Investing activities .......................     (31)           (23)
      Financing activities .......................      24            (71)

      Cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $180,000 and $662,000, respectively. The decrease was primarily attributed to the increase of accounts receivable by $813,000 for the six months ended June 30, 2006 versus the increase of $282,000 in the comparable period for 2005.

      Cash used in investing activities for the six months ended June 30, 2006 and 2005 was $31,000 and $23,000, respectively, for capital expenditures.

      Cash provided by financing activities for the six months ended June 30, 2006 was $24,000 versus $71,000 used in, during the comparable period in 2005. The increase was primarily attributed to repayments on notes payable of $73,000 in the six months ended June 30, 2005.

      Inventory is included in current assets; however, it will take over one year for the inventory to turn. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

      We believe that funds generated from operations, in addition to existing cash balances is likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of short-term commercial loans, asset-based lending on accounts receivables or issue debt or equity securities.

      As of the date of this Report, we have the commitment for purchasing approximately 4,500 square feet of office space in Shanghai, China for $1,230,000. The investment will be used as rental property for lease to others and for our project design and engineering center. We had no commitments for other equity or debt financing or other capital expenditures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the quarter ended June 30, 2006 that were not registered under the Securities Act.

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

                         TAITRON COMPONENTS INCORPORATED

Date: August 14, 2006                   By: /s/ Stewart Wang
                                            ------------------------------------
                                            Stewart Wang
                                            Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer)