Form 10QSB
period 2006-09-30
TAITRON COMPONENTS INC
filed 2006-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                 Outstanding on October 31, 2006
-------------------------------------            -------------------------------
Class A common stock, $.001 par value                     4,716,811
Class B common stock, $.001 par value                       762,612

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                   September 30,
                                                                       2006
                                                                   -------------
                                     Assets                         (Unaudited)

Current assets:
    Cash and cash equivalents                                         $ 2,340
    Trade accounts receivable, net                                      1,907
    Inventory, net                                                     15,597
    Prepaid expenses and other current assets                             103
                                                                      -------
           Total current assets                                        19,947

Property and equipment, net                                             4,440
Other assets                                                            1,326
                                                                      -------

           Total assets                                               $25,713
                                                                      =======

                      Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable                                            $ 1,058
    Accrued liabilities and other                                         535
    Current portion of long-term debt                                      89
                                                                      -------
           Total current liabilities                                    1,682

 Long-term debt, less current portion (Note 3)                            531
                                                                      -------

           Total liabilities                                            2,213
                                                                      -------

Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, $.001 par value.
      Authorized 5,000,000 shares
      None issued or outstanding                                           --
      Class A common stock, $.001 par value.
      Authorized 20,000,000 shares;
      issued and outstanding 4,716,811 shares                               5
      Class B common stock, $.001 par value.
      Authorized, issued and outstanding
      762,612 shares                                                        1
    Additional paid-in capital                                         10,453
    Accumulated other comprehensive income, net of tax                     26
    Retained earnings                                                  13,015
                                                                      -------

           Total shareholders' equity                                  23,500
                                                                      -------

           Total liabilities and shareholders' equity                 $25,713
                                                                      =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, except per share amounts)

                                                               Three months ended September 30,     Nine months ended September 30,
                                                                    2006             2005                2006               2005
                                                                -----------       -----------        -----------        -----------
                                                                (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                                       $     2,892       $     2,288        $     7,877        $     6,332

Cost of goods sold                                                    2,027             1,625              5,669              4,582
                                                                -----------       -----------        -----------        -----------

         Gross profit                                                   865               663              2,208              1,750

Selling, general and administrative
    expenses                                                            729               706              2,069              1,952
                                                                -----------       -----------        -----------        -----------

     Income (loss) from operations                                      136               (43)               139               (202)

Interest income (expense), net                                           16                 6                 53                (11)
Other income (expense), net                                              21                22                (15)                61
                                                                -----------       -----------        -----------        -----------

     Income (loss) before income taxes                                  173               (15)               177               (152)

Income tax provision                                                     --                (8)                (4)                (8)
                                                                -----------       -----------        -----------        -----------

         Net income (loss)                                      $       173       $       (23)       $       173        $      (160)
                                                                ===========       ===========        ===========        ===========

Other comprehensive income (loss):

     Foreign currency translation adjustment                             20               (14)                43                (21)
                                                                -----------       -----------        -----------        -----------

Comprehensive income (loss)                                     $       193       $       (37)       $       216        $      (181)
                                                                ===========       ===========        ===========        ===========

Income (loss) per share
         Basic                                                  $       .03       $      (.00)       $       .03        $      (.03)
                                                                ===========       ===========        ===========        ===========
         Diluted                                                $       .03       $      (.00)       $       .03        $      (.03)
                                                                ===========       ===========        ===========        ===========
Weighted average common shares outstanding
         Basic                                                    5,479,423         5,462,757          5,477,016          5,461,952
                                                                ===========       ===========        ===========        ===========
         Diluted                                                  5,945,423         5,462,757          5,950,016          5,461,952
                                                                ===========       ===========        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flow
                             (Dollars in thousands)

                                                                                      Nine months ended September 30,
                                                                                          2006               2005
                                                                                      -----------        -----------
                                                                                      (Unaudited)        (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                   $   173            $  (160)
                                                                                        -------            -------
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                           149                173
    Provision for sales returns                                                             111                 92
    Stock-based compensation                                                                 13                 --
    Changes in assets and liabilities:
      Trade accounts receivable                                                            (466)              (493)
      Inventory, net                                                                      1,084              1,250
      Prepaid expenses and other current assets                                              48                231
      Other assets                                                                          (18)               (15)
      Trade accounts payable                                                                 38                 32
      Accrued liabilities and other                                                         (50)               165
                                                                                        -------            -------
              Total adjustments                                                             909              1,435
                                                                                        -------            -------
              Net cash provided by operating activities                                   1,082              1,275
                                                                                        -------            -------

Cash flows from investing activities:
      Deposit on real estate purchase contract (Note 3)                                  (1,230)                --
      Acquisitions of property and equipment                                               (161)                (3)
                                                                                        -------            -------
              Net cash used in investing activities                                      (1,391)                (3)
                                                                                        -------            -------

Cash flows from financing activities:
    Borrowings (payments) on notes payable                                                  620             (1,326)
    Proceeds from exercise of stock options and issuance of stock                            24                  2
                                                                                        -------            -------
              Net cash provided by (used in) financing activities                           644             (1,324)
                                                                                        -------            -------

Impact of exchange rate changes on cash                                                      43                (21)
                                                                                        -------            -------

              Net increase (decrease) in cash and cash equivalents                          378                (73)

Cash and cash equivalents, beginning of period                                            1,962              1,539
                                                                                        -------            -------

Cash and cash equivalents, end of period                                                $ 2,340            $ 1,466
                                                                                        =======            =======

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                              $    --            $    48
                                                                                        =======            =======
    Cash paid for income taxes                                                          $    13            $    10
                                                                                        =======            =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                           (All amounts are unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated ("the Company") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

      Principles of Consolidation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 2006 and 2005 were $15,000 and $31,000, respectively, and for the nine months ended September 30, 2006 and 2005 aggregated $111,000 and $92,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at September 30, 2006 aggregated $73,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,033,000 at September 30, 2006.

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

      Per Share Data

      Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding, plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2006 and 2005 is set forth in the following table:

                                                        Three months ended                 Nine months ended
                                                           September 30                       September 30
                                                    ---------------------------        ---------------------------
                                                       2006             2005              2006             2005
                                                    ----------       ----------        ----------       ----------
    Basic weighted average shares outstanding        5,479,423        5,462,757         5,477,016        5,461,952
    Potentially dilutive stock options                 466,000          616,000           473,000          601,000
    Anti-dilutive stock options due to net
         loss in period                                     --         (616,000)               --         (601,000)
                                                    ----------       ----------        ----------       ----------
    Diluted weighted average shares
         outstanding                                 5,945,423        5,462,757         5,950,016        5,461,952
                                                     =========        =========         =========        =========

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

      In September 2006, the Company' 2005 Stock Incentive Plan (the "2005 Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. No shares have yet been granted under the 2005 Plan.

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

      The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

                                      Three months ended      Nine months ended
                                      September 30, 2005      September 30, 2005
                                      ------------------      ------------------

        Net loss, as reported              $(23,000)            $  (160,000)
        Net loss, pro forma                $(17,000)            $  (142,000)

        Diluted loss, as reported                --             $     (0.03)
        Diluted loss,  pro forma                 --             $     (0.03)

      Stock option activity during the nine months ended September 30, 2006 is as follows:

                                                                     Weighted
                                                                      Average
                                                        Number       Exercise
                                                       of Shares      Price
                                                       ---------     --------

        Balance at December 31, 2005                    526,166       $ 1.78
           Exercised                                    (16,666)      $ 1.41
           Forfeitures                                   (1,000)      $ 2.08
                                                        =======
        Balance at September 30, 2006 (Unaudited)       508,500       $ 1.80
                                                        =======

      The weighted average fair value of options granted in the three months and nine months periods ended September 30, 2006 and 2005 was $0, as there were no options granted during these periods.

      At September 30, 2006, the range of individual weighted average exercise prices was $1.29 to $2.17. The remaining contractual life of outstanding options is 90 days after termination of employment of option holder. At September 30, 2006, the approximate number of options exercisable was 466,000 and the weighted average exercise price of those exercisable options was $1.80.

Note 3 - Long-Term Debt

                                                                   September 30,
                                                                   -------------
                                                                       2006
                                                                   -------------
      Bank loan payable in fixed monthly principal
      installments of $7,381, plus interest at the rate               620,000
      of one year LIBOR + 1.8% per annum, due
       September  20, 2013

           Less current portion                                       (89,000)
                                                                     --------
      Long-term debt, less current portion                            531,000

      On September 21, 2006, the Company borrowed $620,000 in connection with its deposit on a real estate purchase contract related to the acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on same floor) in Shanghai, China with a total purchase price of $1,230,000. The overall office building project is under construction and is estimated to be completed in March 2007. The investment will be used as rental property for lease to others and for the Company's project design and engineering center.

Note 4 - Commitments and Contingencies

      Effective July 1, 2006, the European Union ("EU") began restricting the distribution of products within the EU containing certain substances, including lead. At the present time, much of the Company's inventory contains substances prohibited by the RoHS directive and management believes it is likely that the Company will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. Therefore, the non-RoHS compliant products may become obsolete and unsaleable and, as a result, have to be written off. However, Management believes the demand from our customers requiring only the RoHS compliant products has already been experienced during the periods leading up to the directive's restriction date.

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended September 30, 2006 and 2005 were $15,000 and $31,000, respectively, and for the nine months ended September 30, 2006 and 2005 aggregated $111,000 and $92,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2006 aggregated $73,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $15,597,000 at September 30, 2006, which is presented net of valuation allowances of $1,033,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

      Impact of Governmental Regulation - Our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). Effective July 1, 2006, the European Union ("EU") began restricting the distribution of products within the EU containing certain substances, including lead. At the present time, much of the Company's inventory contains substances prohibited by the RoHS directive and management believes it is likely that the Company will not be able to distribute non-RoHS compliant products to most customers who intend to sell their finished goods in the EU after the effective date. Therefore, the non-RoHS compliant products may become obsolete and unsaleable and, as a result, have to be written off. However, we believe the demand from our customers requiring only the RoHS compliant products has already been experienced during the periods leading up to the directive's restriction date.

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

Selected Recent Accounting Policies

      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements.


      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.


      In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

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

Results of Operations

Third quarter of 2006 versus Third quarter of 2005.

      Net sales in the third quarter of 2006 totaled $2,892,000 versus $2,288,000 in the comparable period for 2005, an increase of 26.4% over the same period last year. The sales increase was attributed to growth in our ODM products by $465,000 comparing the third quarter of 2006 over the same period last year.

      Gross profit for the third quarter of 2006 was $865,000 versus $663,000 in the comparable period for 2005, and gross margin percentage of net sales was 29% in both periods. The increase was primarily attributed to the impact from our ODM products.

      Selling, general and administrative ("SG&A") expenses in the third quarter of 2006 totaled $729,000 versus $706,000 in the comparable period for 2005. As a percentage of net sales, SG&A expenses were 25.2% in the third quarter of 2006 compared to 30.9% in the third quarter for 2005. The increase of $23,000 was primarily attributable to personnel related expenses from our engineering center in China and higher trade commissions to our sales representatives for ODM products.

      Interest income, net of interest expense, was $16,000 for the third quarter of 2006 versus $6,000 in the comparable period for 2005. The change is due to earning interest on cash investments in 2006 after repaying all debt obligations in 2005.

      Income tax provision was $0 for the third quarter of 2006 and $8,000 in the comparable period for 2005, as we do not expect significant taxable income for fiscal year 2006.

      Net income was $173,000 for the third quarter of 2006 versus a loss of $23,000 in the comparable period for 2005, an increase of $196,000.

      Effective January 1, 2006, we adopted SFAS 123(R) and such had a $3,000 financial impact to our SG&A for the third quarter of 2006.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30,
2005.

      Net sales in the nine months ended September 30, 2006 was $7,877,000 versus $6,332,000 in the comparable period for 2005, an increase of 24.4% over the same period last year. The sales increase was attributed to growth in our ODM products by $1,452,000 comparing the nine months ended September 30, 2006 over the same period last year.

      Gross profit for the nine months ended September 30, 2006 was $2,208,000 versus $1,750,000 in the comparable period for 2005, and gross margin percentage of net sales was 28% for both periods. The dollar increase was primarily attributed to the impact from our ODM products.

      Selling, general and administrative ("SG&A") expenses in the nine months ended September 30, 2006 totaled $2,069,000 versus $1,952,000 in the comparable period for 2005. As a percentage of net sales, SG&A expenses were 26.3% in the nine months ended September 30, 2006 compared to 30.8% in the comparable period for 2005. The increase of $117,000 was primarily attributable to personnel related expenses from our engineering center in China and higher trade commissions to our sales representatives for ODM products.

      Interest income, net of interest expense, was $53,000 for the nine months ended September 30, 2006 versus interest expense, net of interest income, of $11,000 in the comparable period for 2005. The change is due to earning interest on cash investments in 2006 after repaying all debt obligations in 2005.

      Income tax provision was $4,000 for the nine months ended September 30, 2006 versus $8,000 in the comparable period for 2005, as we do not expect significant taxable income for fiscal year 2006.

      Net income was $173,000 for the nine months ended September 30, 2006 versus net losses of $160,000 in the comparable period for 2005, an increase of $333,000 resulting from the reasons discussed above.

      Effective January 1, 2006, we adopted SFAS 123(R) and such had a $13,000 financial impact to our SG&A for the nine months ended September 30, 2006.

Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2006 and 2005 are as follows:

                                               Nine months ended September 30,
                                               -------------------------------
              (Dollars in thousands)               2006              2005
                                               ------------     --------------
                                                (Unaudited)       (Unaudited)
      Operating activities ...............        $ 1,082          $ 1,275
      Investing activities ...............         (1,391)              (3)
      Financing activities ...............            644           (1,324)


      Cash provided by operating activities for the nine months ended September 30, 2006 was $1,082,000 versus $1,275,000 during the comparable period in 2005. The decrease was primarily attributed to inventory decreasing by $1,084,000 for the nine months ended September 30, 2006, versus inventory decreasing by $1,250,000 during the comparable period in 2005.

      Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $1,391,000 and $3,000, respectively. The increase was primarily attributed to the deposit of $1,230,000 for the real estate purchase contract of office space in Shanghai, China in the third quarter of 2006 (see
Note 3) and $125,000 for upgrading our computer server equipment and Oracle ERP software in the third quarter of 2006.

      Cash provided by financing activities for the nine months ended September 30, 2006 was $644,000 versus $1,324,000 used in, during the comparable period in 2005. The increase was primarily attributed to the borrowing of $620,000 for the deposit on real estate purchase contract for office space in Shanghai, China (see Note 3) and repayments on notes payable of $1,326,000 in the nine months ended September 30, 2005.

      Inventory is included in current assets; however, it will take over one year for the inventory to turn. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

      We believe that funds generated from operations, in addition to existing cash balances are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of short-term commercial loans, asset-based lending on accounts receivables or issue debt or equity securities.

Item 3. Controls and Procedures.

      The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the reporting period covered by this quarterly report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective such that material information required to be disclosed by the Company (including its consolidated subsidiary) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms relating to the Company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the quarter ended September 30, 2006 that were not registered under the Securities Act.

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

                         TAITRON COMPONENTS INCORPORATED

Date: November 14, 2006                     By: /s/ Stewart Wang
                                                --------------------------------
                                            Stewart Wang
                                            Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial and
                                             Accounting Officer)