Form 10KSB
period 2006-12-31
TAITRON COMPONENTS INC
filed 2007-04-02
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

Registrant's revenues for its most recent fiscal year: $9,559,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 1, 2007 was approximately $9.4 million based upon the closing price of $2.51 per share.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                              Outstanding on March 1, 2007
-------------------------------------               ----------------------------
Class A common stock, $.001 par value                         4,765,144
Class B common stock, $.001 par value                           762,612

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

      We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components ("ODM Components"), with our product offerings ranging from discrete semiconductors through small electronic devices. Prior to 2003, we were primarily focused on the distribution of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components. Commencing in 2003, we implemented a strategy to expand our business into value-added engineering and turn-key services, focusing on providing existing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with original design and manufacturing (ODM) services for their multi-year turn-key projects. Our ODM services, and the distribution of products manufactured to specifications developed as a result of our ODM services ("ODM Products") accounted for 25% of our revenue during our fiscal year ended December 31, 2006.

      We have developed a reputation for maintaining in-depth inventories and knowledge of the products in our markets. Our "superstore" strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers. To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brands "TCI" or "PSD" through outsourcing. At December 31, 2006, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers. In 2006, we offered approximately 45 that are ODM Products to specifications developed as a result of our ODM services. We are incorporated in California, and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China. Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing and purchases and coordinating the manufacture of our ODM Components and ODM Products. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

      The U.S. electronics distribution industry is composed of national distributors (and international distributors), as well as regional and local distributors. Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors) and electromechanical, interconnect and computer products. We focus our distribution efforts almost exclusively on discrete semiconductors, optoelectronic devices and passive components, a small subset of the electronic components market.

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales is such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last three years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). We also plan to begin offering commodity integrated circuits (ICs) as an extension of our current discrete semiconductor lines in 2007.

Discrete Semiconductors and Commodity Integrated Circuits

      Semiconductors can be broadly divided into two categories - discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits, such as microprocessors and other "chips," which can contain from a few to several million transistors and other elements in a single package, and usually are designed to perform complex tasks. However, the commodity ICs, a combination of a limited number of discrete and passive components in one package, are far less sophisticated than other integrated circuits and perform simple tasks in circuits similar to discrete components.

      While other integrated circuits may garner more public exposure, discrete semiconductors and commodity ICs, the ancestral root of today's complicated integrated circuits, have been a core element of electric equipment for more than 30 years. Discrete semiconductors and commodity ICs are found in most consumer, computer, communication, automotive, instrumentation, medical, industrial and military electrical and electronic applications.

      Discrete semiconductors and commodity ICs represent only a small subset of the different types of semiconductors currently available. Discrete semiconductors and commodity ICs are generally more mature products with a more predictable demand, more stable pricing and more constant sourcing than other products in the semiconductor industry, and are thus less susceptible to technological obsolescence than other, more complex, integrated circuits.

Optoelectronic Devices and Passive Components

      In addition to discrete semiconductors, we offer optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors. Sales of these optoelectronic devices and passive components were 41% and 45% of our total sales for the years ended December 31, 2006 and 2005, respectively. During 2006, we purchased $2,553,000 of inventory for these components, to facilitate our market for these products.

Electronics Distribution Channels

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

      Electronic distributors are also important to CEMs and OEMs. CEMs and OEMs frequently place orders which are of insufficient size to be placed directly with the suppliers or require delivery schedules not available from suppliers. Distributors offer product availability, selection and more rapid and flexible delivery schedules keyed to meet the requirements of their CEM and OEM customers. Also, they often rely upon electronic distributors to provide timely, knowledgeable access to electronic components.

      There is also pressure on the suppliers, CEMs and OEMs to maintain small inventories. Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as the goods are manufactured. CEMs and OEMs typically demand "just in time" delivery -- receipt of their requirements immediately prior to the time when the components are to be used. Distributors fill this niche.

ODM Service Industry

      ODM service providers have experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the domestic market of this industry's revenue declined as a result of significant cut backs in its customers' production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales. We believe further growth opportunities exist for ODM providers to penetrate the worldwide electronics. By designing private brand products to ODM customers in the US, we are able to expand export sales to overseas CEM customers.

"Superstore" Strategy

      Since 1997, we have marketed ourselves as the "discrete components superstore," with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of these products. In creating the "superstore" strategy, we have attempted to develop a more efficient link between suppliers and the small and medium-sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors. The primary aspects of our "superstore" strategy include:

      Reliable One Stop Shopping: Large Inventory. We believe that our most important competitive advantage is the depth of our inventory. Unlike other distributors who carry only the best-selling discrete components, we offer a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components. Because of its large inventory, we often can fill a significant portion, or all, of a customer's order from stock. Also, we have been able to fill most of our customers' orders within 24 hours and in compliance with their requested delivery schedules. However, we are also focusing on lowering our inventory levels to balance the weakened demand we have experienced for our products over the past several years. With immediate availability of a wide selection of products and brands, we believe that sales may grow if the market rebounds. See Part II, Item 6 - "Management's Discussion and Analysis - Liquidity and Capital Resources".

      Private Brands and Custom Made Parts. To assure the best quality of the product with the most competitive price, we choose the best product lines among existing suppliers and market it under the "TCI" or "PSD" brand. These private label products, or ODM Components, are manufactured according to our specifications under a special contract agreement with outsourcing partners. Custom made parts are also available by following either customer's specification or specially made engineering specification. We believe the ODM Components business is more stable and profitable than the traditional commodity type business. The export sales are driven primarily from private brand products designed in the US by OEMs who later outsource the production to their overseas CEMs.

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

      Preferred Distributors. We developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship. Under these agreements, our preferred distributors provide point of sales (POS) reports which identify the distributor's customers and we provide the preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, we maintain Preferred Distributor Agreements with 9 selective distributors. We intend to maintain only a few preferred distributors in each geographical region.

      Relationships with Suppliers. Stock rotation and price protection privileges are beneficial to distributors because they enable distributors to reduce inventory cost or rotate inventory they are unable to sell, thus reducing the risks and costs associated with over-purchasing or obsolescence. Price protection mitigates the risks of falling prices of components held in inventory. We believe that we have been able to gain a competitive advantage over other distributors by sometimes foregoing or not demanding these privileges (and thus assuming the risk for over-purchasing, product obsolescence and price fluctuations) in order to obtain better pricing. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Suppliers".

      Third Party Warehouse. Paying a percentage of the transaction, some of our principals use our warehouse to hold their inventory and to ship to their customers in North America. Our ability of tracking the products and the convenience of the real-time web order entry make the third party warehouse more attractive to many component manufacturers overseas. We believe this service will enhance our market position as the discrete components superstore.

      Vendor managed Inventory (VMI). As a part of our WMS system, VMI not only allocates the forecasted inventory by the contract but also guarantees the same day shipment for customers who frequently change their shipping schedule driven by MRP demand. The VMI system is fully operational from the web by VMI managers who could either be our sales representatives, customers or employees.

Service Strategy and ODM Products

      We have historically offered our customers a limited range of value-added services such as cutting and forming, quality monitoring and product source tracing. Beginning in 2003, we significantly expanded our value-added services by offering our existing OEM and CEM customers outsourced product design and manufacturing assembly services. Our ODM (original design and manufacturing) services have grown since 2003 and sales of our ODM products and services were $2,354,000 and $985,000 in 2006 and 2005, respectively. In order to support our ODM service offerings, we opened an engineering design center in Shanghai, China in 2005. Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan-based companies, assist us with this program. We plan to joint venture with Teamforce Co. Ltd. to set up an ODM product design and manufacturing plant in China by the end of 2007. As a franchise distributor of Princeton Technology Corporation in the US, we receive engineering support using their products in our ODM projects in order to lower costs and to shorten the design cycle. Our goal is to have 50% component sales and 50% ODM service and products sales by the end of 2010.

      Offering application engineering service to current customers, we were often involved in reviewing their bill of materials (BOMs) and circuit diagrams. Based upon their credit history, type of the products, production volume, profitability of the industry and circuit schematics, we offer different solutions for quality improvement, additional functions and cost savings through the re-design processes such as component replacement, digital circuit instead of analog circuit, microprocessor instead of logic circuit, integrated circuit instead of discrete components. Our preference is to target at low but increasing volume, high margin, stable demand, profitable and specialty products and financially stable customers who know how to market their products. Our strengths are microprocessor programming, power supply, power management, LED message sign, RF transmission and receiving, encoder and decoder, remote controller, DC motor control and power amplifier. In many cases, we were able to take the advantage of our component distribution capability by using current stock to reduce lead time and choosing the low cost components we currently sell. We depend on our outsourcing partners in mold design, plastic injection, metal stamping, wire hardness and final assembly. We ask between 15% to 30% down payment before accepting a purchasing order and offer customers 30 to 60 days payment terms. All purchasing orders must have a firm delivery schedule under a non-cancelable and non-returnable (NCNR) agreement. To reduce the manufacturing and handling cost, we arrange production of the same model once a year and keep product in our warehouse to be released according to the predetermined schedule.

      We utilize our existing inventory management system and established distribution relationships to facilitate the manufacturing and distribution of such products. Our ODM Service complements our "Superstore" strategy and facilitates additional utilization of electronic components for the manufacture of our ODM Products.

Products

      Electronic Components - Discrete

      We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products. At December 31, 2006, our inventory consisted of over

14,000 different products manufactured by more than 100 different suppliers.

      In 2006, we purchased electronic component products from over 40 suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation. See Part II, Item 6
- "Management's Discussion and Analysis - Cautionary Statements and Risk Factors
- Suppliers", "Business - Customers" and "Business - Suppliers".

      Discrete   semiconductors   are  categorized  based  on  various  factors,
including current handling capacity, construction, packaging, fabrication and function. The products we sell include:

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

      Diodes. Diodes are two-lead semiconductors that only allow electric current to flow in one direction. They are used in a variety of electronic applications, including signal processing and direction of current. Diodes sold by us include switching diodes, varistors, germanium diodes and zener diodes.

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

      The products distributed by us are mature products that are used in a wide range of commercial and industrial products and industries. We believe that a majority of the products we distribute are used in applications where integrated circuits are not viable alternatives. However, we cannot assure you that over time the functions for which our discrete electronic components are used will not eventually be displaced by integrated circuits.

      We purchase products from reliable manufacturers who provide warranties for their products that are common in the industry and therefore we conduct limited quality monitoring of our products. We are certified according to the International Standardization Organization (ISO) and we maintain our certificate under the quality standard ISO 9001:2000.

      Our distribution of electronic components originates from our 50,000 square-foot facility located in Valencia, California. We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments. See Item 2 - "Description of Property."

      ODM Products

      Most of the ODM Products are custom made and are marketed in specific industries such as wild animal feeders, timers for DC motor, public street light controllers, battery testers, universal remote control devices and battery chargers.

      Our distribution of ODM Products originates from our 50,000 square-foot facility located in Valencia, California. We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments. See Item 2 - "Description of Property."

Customers

      We market our products to distributors, CEMs and OEMs, and our ODM Services to CEMs and OEMs. We believe that our strategic purchasing policies allow us to provide smaller and medium-sized distributors, CEMs and OEMs competitive prices on discrete electronic components while maintaining an adequate profit margin. As a rule, we do not impose minimum order limitations, which enable customers to avoid the cost of carrying large inventories. See "Business - Strategy."

      During 2006, we distributed its discrete electronic component products to approximately 680 customers. During the year ended December 31, 2006 and 2005, we had one customer accounting for 22% and 8% of our net sales, respectively. Other than this customer, for the years ended December 31, 2006 and 2005, no other customer accounted for more than 4.2% and 5.4%, respectively, of our net sales.

      In 2006, sales of brand name electronic component products and our ODM Components together represented approximately 75% of our net sales, while sales of our ODM Products represented the remaining 25% of our net sales. Distributors represented approximately 41% and both CEMs and OEMs together represented approximately 40% of our net sales of electronic component products. The remaining 19% of our electronic component sales were made to other exporters and overseas customers.

      We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which its products are sold by our distributor customers. However, based on our sales to CEMs and OEMs, we believe that no any single industry accounted for a majority of the applications of our discrete electronic component products sold in 2006 or 2005.

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

      As our customers grow in size, we may lose our larger customers to our own discrete electronic components suppliers and as the electronics distribution industry consolidates, some of our customers may be acquired by competitors. See
Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition".

Sales and Marketing Channels

      As of March 1, 2007, our sales and marketing department consisted of 11 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California. However, we retained outside sales account managers in the states of Massachusetts and Georgia. Our inside sales and customer service departments are divided into regional sales territories throughout North America. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

      We also supply products to national distributors who share our franchised lines. These national distributors usually have many office locations throughout the United States and are larger than us. We serve the national distributors by providing easy access to discrete products that they choose not to stock, as well as supporting their needs in inventory shortage situations. Sales to national distributors were $24,000 in 2006 and $51,000 in 2005.

      We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico. Central American sales were $842,000 and $625,000 in 2006 and 2005, respectively.

      We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan. Sales to Asian customers were $362,000 and $439,000 in 2006 and 2005, respectively.

      We also have sales channels into South America through our branch office in Sao Paulo, Brazil. South American sales were $422,000 and $351,000 in 2006 and 2005, respectively.

      Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs. Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographic territory. Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors. We believe that this commission policy directs independent sales representatives' attention to those end users with potential to increase market share. Along with our independent sales representatives, we jointly advertise and participate in trade shows. We utilized 8 independent sales representatives during 2006.

      We provide customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

Suppliers

      We believe that it's important to develop and maintain good relationships with our discrete electronic component suppliers. We do not typically enter into long-term supply, distribution or franchise agreements with our suppliers, but instead cultivate strong working relationships with each of our suppliers. However, we have entered into franchise agreements with some of our suppliers. The franchise agreements have terms from one to two years with inventory and price protection programs. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

      In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier's discrete products. We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows. We generally order components far in advance, helping suppliers plan their production. Outstanding commitments to purchase inventory from suppliers as of March 1, 2007 were approximately $1,300,000. In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Strategy".

      In  2006,  we  purchased  components  from  over 42  different  suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Princeton Technology, Vishay Americas Inc. and Zowie Technology Corporation. While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

      For the year ended December 31, 2006, the following name brands, Samsung Electro-Mechanics Co., Princeton Technology, Everlight Electronics Co, Ltd. and Vishay Americas Inc. accounted for approximately 18% of our net purchases for name brand distributed components. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier's products. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers."

      In connection with our ODM services, we have built special partnership agreements with few selected system integration companies in China. These agreements ensure the quality of the products and services and also provide a warranty on the finished products. Most of the projects involve multiple years of cooperation among components suppliers, overseas partners and the end customers in the US, and therefore, increase business stability and reduce the financial risk of excess inventory.

Competition

      We operate our discrete electronic components business in a highly competitive environment and face competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of our own suppliers. Many of our competitors are more established and have greater name recognition and financial and marketing resources than us. We believe that competition in the electronic industry is based on breadth of product lines, product availability, choice of brand name, customer service, response time, competitive pricing and product knowledge, as well as value-added services. We believe we compete effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge. Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small and medium-sized OEMs and distributors, which constitute the vast majority of our customers. However, should our customers increase in size, component manufacturers may find it cost effective to focus direct sales efforts on those customers, which could result in the loss of customers or decreased selling prices. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Competition" and "Business - Electronic Distribution Channels".

      The ODM services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors may be more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location. In addition, in recent years, original design manufacturers that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in the consumer electronic product market. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into these markets.

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

      Sales to Asian customers were 3.8% and 5.2% of our total sales in 2006 and 2005, respectively.

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

      The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States' relationship with China, could have an adverse effect on our business. Our ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, we cannot assure you that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a material adverse impact on our business and results of operations. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Foreign Trade Regulation."

Employees

      At March 1, 2007, we had 31 employees, all of whom are employed on a full time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 2. DESCRIPTION OF PROPERTY.

      We own our headquarters and main distribution facility which is located in approximately 50,000 square feet at 28040 West Harrison Parkway, Valencia, California. We believe this facility is adequately covered by insurance (except earthquake coverage). We also own 15,000 square feet of office and distribution space through our subsidiary in Mexico and 2,500 square feet of office space in Taipei, Taiwan (currently leased to an unrelated tenant). We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

      On September 21, 2006, we entered into a real estate purchase contract related to the acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,230,000. The overall office building project is under construction and is estimated to be completed and ready for occupancy by June 2007. This investment will be used as rental property for lease to others and for the Company's project design and engineering center. Currently, we are leasing 1,400 square feet of other office space in Shanghai, China on monthly lease terms that will be terminated when we move into the new office space upon ready for occupancy.

      In addition, we lease 350 square feet of office space for sales and marketing functions in Brazil, expiring annually each year in May.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT". The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq:

                                                              High        Low
                                                              ----        ---
      Year Ended December 31, 2005:
      First Quarter                                          $2.60       $1.65
      Second Quarter                                          2.20        1.52
      Third Quarter                                           2.10        1.70
      Fourth Quarter                                          2.05        1.75

      Year Ended December 31, 2006:
      First Quarter                                          $2.49       $1.75
      Second Quarter                                          2.50        1.86
      Third Quarter                                           2.13        1.80
      Fourth Quarter                                          2.50        1.86

      Year Ended December 31, 2007:

      First Quarter (through March 1, 2007)                  $3.19       $2.10

      On March 1, 2007, the last sale price of the Class A common stock as reported by Nasdaq was $2.51 per share.

Holders

      As of March 1, 2007, there were 41 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock.

Dividends and Dividend Policy

      On January 10, 2007 we declared an annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock, paid on January 31, 2007, to shareholders of record at the close of business on January 22, 2007. The dividend was declared in connection with our decision to establish an annual cash dividend of up to $0.10 per share on Class A and Class B Common Stock for a period of five years. The payment of future cash dividends under the policy is subject to the continuing determination that the policy remains in the best interest of our shareholders and complies with laws and any agreements we may enter into applicable to the declaration and payment of cash dividends. The maintenance of the dividend policy will depend on factors that we deem relevant, including our cash earnings, financial condition and cash requirements in any given year. Our ability to declare dividends could be affected by a variety of factors affecting cash flow, including required capital expenditures, increased or unanticipated expenses, additional borrowings and future issuances of securities. See "Management's Discussion and Analysis - Results of Operations; Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

      We have not issued or sold any of our securities during fiscal 2006 that were not registered under the Securities Act of 1933.

Repurchase of Equity Securities

      We have not repurchased any shares during fiscal 2006 and through March 1, 2007.

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

      Revenue Recognition - We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered, This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2006 and 2005 aggregated $131,000 and $90,000, respectively. The allowance for sales returns and doubtful accounts at December 31, 2006 aggregated $76,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $15,693,000 at December 31, 2006, which is presented net of valuation allowances of $1,154,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

      Our worldwide operations are subject to local laws and regulations. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). On July 1, 2006, this directive restricted the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. The legislation is effective and some of our inventory has become obsolete. Management has estimated the impact of the legislation and have written down or reserved for related inventories based on amounts expected to be realized given all available current information. Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

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

      Recent Accounting Policies

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 and we do not expect that the pronouncement will have a significant impact on our financial statements.

      In  June  2006,  the  FASB  issued  SFAS  Board   Interpretation  No.  48,
"Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, that this new pronouncement will have on our financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the effect, if any, that this new pronouncement will have on our financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

Overview

      We distribute discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products and supply ODM products for our customer's multi-year turn-key projects.

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales is such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last three years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). Looking forward, we plan to offer commodity Integrated Circuits (ICs) as an extension of current discrete semiconductor lines in 2007.

      Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory. However, since demand remained weak throughout 2006, we continue to focus on lowering our inventory balances and changing our product mix. As a result, net inventory levels decreased throughout the year by $988,000, including a non-cash provision of approximately $480,000 during 2006 to increase our inventory reserves for price declines and slow-moving components. This provision is mainly used to increase our inventory reserve in anticipation of future inventory value fluctuation and excess inventory.

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our December 31, 2006, consolidated financial statements representing approximately 79% of current assets and 62% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

      Net sales for the year ended December 31, 2006 increased by $1,159,000 or 13.8% to $9,559,000 from $8,400,000 in the prior year. The overall increase came from our ODM product sales by $1,370,000 or 139% compared with the prior year.

      Gross margins were 29.2% for the year ended December 31, 2006, compared to 27.5% for prior year. The increase was primarily attributed to our ODM product sales, which earn a higher average margin relative to our component product sales.

      Selling, general and administrative expenses increased by $296,000 or 11.4% for 2006 as compared to the prior year. The increase was primarily attributed to our salaries and benefits costs by $127,000, repairs and maintenance expenses by $60,000 and trade commission fees by $50,000. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" and recognized $17,000 of stock-based compensation as a result of this new accounting pronouncement.

      Operating loss was $100,000 or 1.05% of net sales for 2006, as compared to $289,000 loss in the prior year. Operating loss decreased primarily as a result of higher gross margins discussed above.

      Net interest income was $68,000 for 2006 as compared to $12,000 net interest expense in the prior year. The interest income was due to investment income earned from cash on hand.

      Income tax provision was $1,000 for 2006, as compared to $14,000 for the prior year. Our tax provision is primarily based upon our state income tax liabilities for both 2006 and 2005.

      We incurred net losses of $29,000 for 2006 as compared with net losses of $205,000 for the prior year, a decrease of $176,000 or 85.9%. Net loss as a percentage of net sales decreased to 0.3% from 2.44%.

Liquidity and Capital Resources

      We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2006 and 2005 were as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                           2006         2005
                                                           ----         ----
Operating activities.................................  $ 1,538,000   $1,798,000
Investing activities.................................   (1,432,000)     (31,000)
Financing activities.................................      622,000     (324,000)

      Cash flows provided by operating activities decreased to $1,538,000 during 2006, as compared to $1,798,000 in the prior year.

      Cash flows used in investing activities increased to $1,432,000 during 2006, as compared to $31,000 in the prior year. The increase was primarily attributed to the deposit of $1,230,000 for the real estate purchase contract of office space in Shanghai, China in September 2006 and $125,000 for upgrading our computer server equipment and Oracle ERP software in the third quarter of 2006.

      Cash flows provided by financing activities was $622,000 in 2006 as compared cash used in financing activities of $324,000 in the prior year. The increase was primarily attributed to borrowing $620,000, or approximately 50% of the $1,230,000 deposit on real estate purchase contract for office space in Shanghai, China in September 2006 and repayments on notes payable in the prior year.

      We believe that funds generated from operations, existing cash balances and short-term commercial loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

      Inventory is included and classified as a current asset. As of December 31, 2006, inventory represented approximately 79% of current assets and 62% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

      If environmental laws and regulations restrict the ability to distribute our products, our inventory may become obsolete and unsaleable. Our worldwide operations are subject to local laws and regulations, compliance with which may require substantial expense. As such, of particular interest is the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS"). Effective July 1, 2006, this directive restricted the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive. Further, many of our suppliers are not yet supplying RoHS compliant products. The legislation is effective and some of our inventory has become obsolete. Management has estimated the impact of the legislation and have written down or reserved for related inventories based on amounts expected to be realized given all available current information. Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

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

      Difficulties with or termination of our relationship with our suppliers could adversely impact our ability to provide sufficient quantities of our products on a timely basis. Typically, we do not have written long-term supply or distribution agreements with any of our non-franchise suppliers and our written franchise supplier agreements have limited protection terms. Although we believe that we have established close working relationships with our principal suppliers, our success will depend, in large part, on maintaining these relationships and developing new supplier relationships for our existing and future product lines. Because of the lack of long-term contracts, we cannot assure you that we will be able to maintain these relationships. However, we believe that, even if we lose our direct relationship with a supplier, alternative sources exist for our products. We cannot assure you that the loss or a significant disruption in the relationship with one or more of our suppliers would not have a material adverse effect on our business and results of operations.

      We may not receive the full value of our inventory if we are forced to liquidate within a limited time period. Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset in our December 31, 2006 consolidated financial statements. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. Further, we may not realize the full carrying value of our reported inventories.

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

      If our customers return products at a rate significantly in excess of historical levels, our reserves for returns may not be adequate. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We also will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products that were special-ordered by a customer, or that otherwise are not generally included in our inventory. During the fiscal years ended December 31, 2006 and 2005, sales returns aggregated $131,000 and $90,000, or 1.3% and 1.1% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                         TAITRON COMPONENTS INCORPORATED

                                                                            Page

Report of Independent Registered Public Accounting Firm ...................   17
Consolidated Balance Sheet at December 31, 2006 ...........................   18
Consolidated Statements of Operations for the Years
  Ended December 31, 2006 and 2005 ........................................   19
Consolidated Statements of Shareholders' Equity for
  the Years Ended December 31, 2006 and 2005 ..............................   20
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2006 and 2005 ........................................   21
Notes to Consolidated Financial Statements .............................   22-28

Report Of Independent Registered Public Accounting Firm
The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the "Company") as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Shared-Based Payment".

                                                         /s/ Haskell & White LLP

Irvine, California
April 2, 2007

                         TAITRON COMPONENTS INCORPORATED

                           Consolidated Balance Sheet

                                December 31, 2006

                       Assets

Current assets:
    Cash and cash equivalents                                        $ 2,727,000
    Trade accounts receivable, net                                     1,247,000
    Inventory, net                                                    15,693,000
    Prepaid expenses and other current assets                            105,000
                                                                     -----------
             Total current assets                                     19,772,000

Property and equipment, net                                            4,396,000
Other assets                                                           1,326,000
                                                                     -----------
             Total assets                                            $25,494,000
                                                                     ===========

        Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable                                           $ 1,220,000
    Accrued liabilities                                                  380,000
    Current portion of long-term debt                                     89,000
                                                                     -----------
             Total current liabilities                                 1,689,000

Long-term debt, less current portion                                     509,000
                                                                     -----------
             Total liabilities                                         2,198,000
                                                                     -----------

Commitments and contingencies (Notes 3, 6 and 9)

Shareholders' equity:
    Preferred stock, $.001 par value
      Authorized 5,000,000 shares; None issued
      or outstanding                                                          --
    Class A common stock, $.001 par value
      Authorized 20,000,000 shares;
      4,716,811 shares issued and outstanding                              5,000

    Class B common stock, $.001 par value
      Authorized, issued and outstanding
      762,612 shares                                                       1,000
    Additional paid-in capital                                        10,457,000
    Accumulated other comprehensive income                                20,000
    Retained earnings                                                 12,813,000
                                                                     -----------
             Total shareholders' equity                               23,296,000
                                                                     -----------
             Total liabilities and shareholders' equity              $25,494,000
                                                                     ===========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Operations

                             Year ended December 31,

                                                        2006            2005
                                                     -----------    -----------
Net sales                                            $ 9,559,000    $ 8,400,000
Cost of goods sold                                     6,766,000      6,092,000
                                                     -----------    -----------
           Gross profit                                2,793,000      2,308,000

Selling, general and administrative expenses           2,893,000      2,597,000
                                                     -----------    -----------
           Operating loss                               (100,000)      (289,000)

Interest income (expense), net                            68,000        (12,000)
Other income, net                                          4,000        110,000
                                                     -----------    -----------
           Loss before income taxes                      (28,000)      (191,000)

Income tax provision                                      (1,000)       (14,000)
                                                     -----------    -----------
           Net loss                                  $   (29,000)   $  (205,000)
                                                     ===========    ===========

Loss per share:  Basic & Diluted:                    $      (.01)   $      (.04)
                                                     ===========    ===========
Weighted average common shares outstanding:
           Basic & Diluted                             5,477,016      5,462,153
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Consolidated Statements of Shareholders' Equity
                        Two years ended December 31, 2006

                                                                                          Accumulated
                         Class A common stock    Class B common stock                        Other                       Total
                        ---------------------    --------------------    Additional      Comprehensive    Retained    Shareholders'
                         Shares       Amount      Shares      Amount   Paid-in capital   Income (Loss)    Earnings       Equity
                         ------       ------      ------      ------   ---------------   -------------   --------        ------

Balances at
  December 31, 2004    4,697,646      $ 5,000    762,612      $1,000    $ 10,414,000      $    3,000    $13,047,000   $  23,470,000


Issuances of common
  stock                    2,499         --         --          --             2,000            --             --             2,000

Comprehensive loss:
  Foreign currency
    translation
    adjustment              --           --         --          --              --           (20,000)          --           (20,000)

  Net loss                  --           --         --          --              --              --         (205,000)       (205,000)
                       ---------      -------    -------      ------    ------------      ----------    -----------   -------------
    Comprehensive
      loss                  --           --         --          --              --              --             --          (225,000)
                       ---------      -------    -------      ------    ------------      ----------    -----------   -------------

Balances at
  December 31, 2005    4,700,145      $ 5,000    762,612      $1,000    $ 10,416,000      $  (17,000)   $12,842,000   $  23,247,000


Issuances of
  common stock            16,666         --         --          --            24,000            --             --            24,000

Amortization of stock
  based compensation          --         --         --          --            17,000            --             --            17,000

Comprehensive income:
  Foreign currency
    translation
    adjustment                --         --         --          --              --            37,000           --            37,000
  Net loss                    --         --         --          --              --              --          (29,000)        (29,000)
                       ---------      -------    -------      ------    ------------      ----------    -----------   -------------
    Comprehensive
      income                  --         --         --          --              --              --             --             8,000
                       ---------      -------    -------      ------    ------------      ----------    -----------   -------------
Balances at
  December 31, 2006    4,716,811      $ 5,000    762,612      $1,000    $ 10,457,000      $   20,000    $12,813,000   $  23,296,000
                       =========      =======    =======      ======    ============      ==========    ===========   =============

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                                                                     2006                   2005
                                                                                                  -----------           -----------
Cash flows from operating activities:
    Net loss                                                                                      $   (29,000)          $  (205,000)
                                                                                                  -----------           -----------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization                                                                234,000               236,000
         Provision for inventory reserve                                                              480,000               486,000
         Provision for sales returns and doubtful accounts                                            131,000                90,000
         Stock based compensation                                                                      17,000                    --
         Changes in assets and liabilities:
            Trade accounts receivable                                                                 174,000              (543,000)
            Inventory                                                                                 508,000             1,086,000
            Prepaid expenses and other current assets                                                  46,000               266,000
            Other assets                                                                              (18,000)              (14,000)
            Trade accounts payable                                                                    200,000               214,000
            Accrued liabilities                                                                      (205,000)              182,000
                                                                                                  -----------           -----------
                Total adjustments                                                                   1,567,000             2,003,000
                                                                                                  -----------           -----------
                Net cash provided by operating activities                                           1,538,000             1,798,000
                                                                                                  -----------           -----------

Cash flows from investing activities:
    Acquisition of property and equipment                                                            (202,000)              (31,000)
    Deposit on real estate acquisition under construction                                          (1,230,000)                   --
                                                                                                  -----------           -----------
                Net cash used in investing activities                                              (1,432,000)              (31,000)
                                                                                                  -----------           -----------

Cash flows from financing activities:
    Borrowing (payments) on notes payable                                                             598,000            (1,326,000)
    Decrease of restricted cash                                                                            --             1,000,000
    Exercise of Class A common stock options                                                           24,000                 2,000
                                                                                                  -----------           -----------
                Net cash provided by (used in) financing activities                                   622,000              (324,000)
                                                                                                  -----------           -----------
Impact of exchange rates on cash                                                                       37,000               (20,000)
                                                                                                  -----------           -----------
                Net increase in cash and cash equivalents                                             765,000             1,423,000
Cash and cash equivalents, beginning of year                                                        1,962,000               539,000
                                                                                                  -----------           -----------
Cash and cash equivalents, end of year                                                            $ 2,727,000           $ 1,962,000
                                                                                                  ===========           ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                                                        $    11,000           $    48,000
                                                                                                  ===========           ===========
    Cash paid for income taxes, net                                                               $    13,000           $    10,000
                                                                                                  ===========           ===========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

      Description of Business

      Taitron Components Incorporated ("Taitron" or the "Company") is a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components ("ODM Components") based on our own engineering specifications under private label brands, with product offerings ranging from discrete semiconductors through small electronic devices. The Company also provides value-added engineering and turn-key services, focused on providing existing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with original design and manufacturing (ODM) services for their multi-year turn-key projects ("ODM Products"). In order to meet the rapid delivery requirements of its customers for electronic components, the Company maintains a significant inventory.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation. The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $107,000 as of December 31, 2006, and are presented in accrued liabilities.

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

      The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company's business. The Company's ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations. While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot assure you that these factors will not materially adversely affect the Company in the future.
      Any significant disruption in the delivery of merchandise from the Company's suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company's business and results of operations. Management estimates that over 90% of the Company's products were produced in Asia.

      Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 25.9% and 31% of all Taitron's net purchases for 2006 and 2005, respectively. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron's other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products.

      During the year ended December 31, 2006 and 2005, Taitron had one customer accounting for 22% and 8% of our net sales, respectively. Other than this customer, for the years ended December 31, 2006 and 2005, no other customer accounted for more than 4.2% and 5.4%, respectively, of our net sales.

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

      Revenue Recognition

      The Company recognizes revenue when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered. This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns. Sales returns for the years ended December 31, 2006 and 2005 aggregated $131,000 and $90,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at December 31, 2006 aggregated $76,000.

      Inventory

      Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $1,154,000 at December 31, 2006. The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

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

      Stock-Based Compensation

      In March 1995, the Company established the 1995 Stock Incentive Plan (the "1995 Plan") that expired in March 2005. In September 2006, the Company' 2005 Stock Incentive Plan (the "2005 Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. We granted 70,000 shares under the 2005 Plan on December 2, 2006.

      Effective  January 1, 2006,  the  Company  adopted  SFAS No. 123  (revised
      2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The adoption of SFAS 123R for the year ended December 31, 2006 increased stock-based compensation expense by $17,000. For the year ended December 31, 2005 and earlier years, the Company accounted for employee stock-based compensation using the intrinsic value method of APB Opinion No. 25 and followed the disclosure requirements of SFAS No. 123, as amended by SFAS 148.

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

      The following table illustrates the effect on net loss and net loss per share as if compensation expense for all awards of stock-based employee compensation had been determined under the fair value-based method prescribed by SFAS 123 for periods prior to the adoption of SFAS 123R:

                                                 Year Ended December 31,
                                                 -----------------------
                                                          2005
                                                       ---------
      Net loss                    As reported          $(205,000)
                                  Pro forma            $(235,000)

      Loss per share              As reported          $    (.04)
                                  Pro forma            $    (.04)

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

      Financial Instruments

      The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value because of the short-term maturity of these instruments. The estimated fair value of long-term debt approximates its carrying value because the interest rate associated with the instrument fluctuates with market conditions. All financial instruments are held for purposes other than trading.

      Net Loss Per Share

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options, of approximately 446,000 and 534,000 for the years ended December 31, 2006 and 2005, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

      Recent Accounting Pronouncements

      In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.156, "Accounting for Servicing of Financial Assets," ("SFAS No. 156"), which amends SFAS No. 140," Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 and the Company does not expect that the pronouncement will have a significant impact on its financial statements.

      In June 2006, the FASB issued SFAS Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Note 2 - Property and Equipment

      Property and equipment, at cost, is summarized as follows:

                                                             12/31/2006
                                                            -----------

        Land                                                $ 1,294,000
        Buildings and improvements                            3,706,000
        Furniture and equipment                                 934,000
        Computer software and equipment                       2,297,000
                                                            -----------
            Total Property and Equipment                      8,231,000
        Less: Accumulated depreciation and amortization      (3,835,000)
                                                            -----------
             Property and Equipment, net                    $ 4,396,000
                                                            ===========

Note 3 - Note Payable

                                                              12/31/06
                                                              --------
        Bank loan collateralized by real property,
        payable in fixed monthly principal
        installments of $7,381, plus interest at the
        rate of one year LIBOR + 1.8% per annum, due
        September 20, 2013.                                   $598,000

             Less current portion                              (89,000)
                                                              --------
        Long-term debt, less current portion                  $509,000
                                                              ========

      On September 21, 2006, the Company borrowed $620,000 in connection with its deposit on a real estate purchase contract related to the acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,230,000. The overall office building project is under construction and is estimated to be completed in June 2007. The investment will be used as rental property for lease to others and for the Company's project design and engineering center.

Note 4 - Shareholders' Equity

      There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

      There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,716,811 issued and outstanding as of December 31, 2006. Each holder of Class A common stock is entitled to one vote for each share held.

      There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2006. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

      During 2006 and 2005, the Company did not repurchase any shares of its Class A common stock. However, the Company issued 16,666 shares of common stock upon the exercise of stock options (Note 7).

Note 5 - Income Taxes

      Income tax provision is summarized as follows:

                                                 Year Ended December 31,
                                                 -----------------------
                                                    2006        2005
                                                  --------    --------
        Current:
            Federal                               $     --    $     --
            State                                    1,000      14,000
                                                  --------    --------
                                                     1,000      14,000
                                                  --------    --------
        Deferred:
            Federal                                     --     (40,000)
            State                                   (1,000)    (12,000)
            Increase in valuation allowance          1,000      52,000
                                                  --------    --------
                                                        --          --
                                                  --------    --------
        Income tax provision                      $  1,000    $ 14,000
                                                  ========    ========

      The actual income tax provision differs from the "expected" tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2006           2005
                                                        --------       --------
"Expected" income tax expense (benefit)                 $ (1,000)      $(59,000)
State tax expense, net of Federal benefit                  1,000          5,000
Foreign (income) loss                                     (2,000)        (2,000)
Increase in valuation allowance                            1,000         52,000
Other                                                      2,000         18,000
                                                        --------       --------
Income tax provision                                    $  1,000       $ 14,000
                                                        ========       ========

      The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

Deferred tax assets:                                     12/31/2006
                                                         ----------

            Inventory reserves                           $ 494,000
            Section 263a adjustment                         89,000
            Allowances for bad debts and returns            28,000
            Accrued expenses                                17,000
            Asset valuation reserve                         56,000
            State net operating loss carry forward          79,000
            Other                                           32,000
                                                         ---------

            Total deferred tax assets                      795,000
            Valuation allowance                           (721,000)

            Deferred tax liabilities:
            Deferred state taxes                           (74,000)
                                                         ---------
            Net deferred tax assets                      $      --
                                                         =========

      The Company has a net operating loss carryforward aggregating approximately $742,000 for state tax purposes that expires in 2015. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

Note 6 - 401(k) Profit Sharing Plan

      In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
      Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to the maximum allowed under the Code. The plan also provides for safe harbor matching contributions, vesting immediately, at the discretion of the Company. For the years ended December 31, 2006 and 2005, employer matching contributions aggregated approximately $36,000 and $8,000, respectively.

      The plan invests a portion of its assets in the common stock of the Company. The plan held 77,491 shares of the Company's Class A common stock at December 31, 2006.

Note 7 - Stock Options

      In September 2006, the Company' 2005 Stock Incentive Plan (the "Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2006: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years; and for 2005: dividend yield of 0%; expected volatility of 35%; a risk free interest rate of approximately 5% and an expected holding period of five years.

      As described in Note 1, for the year ended December 31, 2005 and earlier years, the Company accounted for employee stock-based compensation using the intrinsic value method of APB Opinion No. 25 and followed the disclosure requirements of SFAS No. 123, as amended by SFAS 148.

      Stock option activity during the periods indicated is as follows:

                                                                                   Weighted Average    Aggregate     Weighted
                                                   Number      Weighted Average     Years Remaning     Intrinsic     Average
                                                  of Shares     Exercise Price     Contractual Term      Value      Fair Value
                                                  ---------     --------------     ----------------    ---------   ------------
Outstanding at December 31, 2004                   598,999          $1.81
   Exercised                                        (2,499)          1.06
   Forfeited                                       (70,334)          2.10
                                                   -------
Outstanding at December 31, 2005                   526,166           1.78
   Granted                                          70,000           2.52                9.93                         $0.72
   Exercised                                       (16,666)          1.41
   Forfeited                                       (77,500)          2.32
                                                   -------
Outstanding at December 31, 2006                   502,000          $1.82                5.28
                                                   =======
Exercisable at December 31, 2006                   410,332          $1.70                4.24           $296,000
                                                   =======

      At December 31, 2006, the range of individual weighted average exercise prices was $1.60 to $2.45.

Note 8 - Net Loss Per Share

      The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

                                                      2006             2005
                                                   -----------      -----------
Net loss available to common shareholders
  used in basic loss per share                     $   (29,000)     $  (205,000)

Weighted average number of common shares
  used in basic loss per share                       5,477,016        5,462,153
                                                   -----------      -----------

Basic loss per share                               $      (.01)     $      (.04)
                                                   ===========      ===========

Effect of dilutive securities:
  Options                                                   --               --
                                                   -----------      -----------
Weighted average number of common shares
  and dilutive potential common shares
  used in diluted loss per share                     5,477,016        5,462,153
                                                   ===========      ===========

Diluted loss per share                             $      (.01)     $      (.04)
                                                   ===========      ===========

Note 9 - Commitments and Contingencies

      Legal and Regulatory Proceedings

      The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be material risk to its financial condition.

      Inventory Purchasing

      Outstanding commitments to purchase inventory from suppliers aggregated $1,348,000 as of December 31, 2006.

      Software Upgrade

      The  Company is in  process of  upgrading  its  Oracle ERP  software  to a
      current   version  and  has  outstanding   commitments  for   professional
      consulting services that aggregated $68,000 as of December 31, 2006.

      Regulation

      Effective July 1, 2006, the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS") restricted the distribution of products within the EU containing certain substances, including lead. At the present time, much of our inventory contains substances prohibited by the RoHS directive and some of our inventory may become obsolete and unsaleable and, as a result, have to be written off.

Note 10 - Geographic information

      The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers:

                                                              Long-lived
                                               Revenues         Assets
                                               --------         ------
         United States                        $7,626,000      $3,915,000
         Mexico                                  842,000         156,000
         Brazil                                  422,000              --
         China                                   185,000          16,000
         Taiwan                                  177,000         309,000

         Canada                                   56,000              --

         Other foreign countries                 251,000              --
                                              ----------      ----------
         Total                                $9,559,000      $4,396,000
                                              ----------      ----------

Note 11 - Subsequent Events

      On January 10, 2007 the Company declared an annual cash dividend of $0.10 per share of Class A Common Stock and Class B Common Stock, paid on January 31, 2007, to shareholders of record at the close of business on January 22, 2007. The dividend was declared in connection with the Company's decision to establish an annual cash dividend of up to $0.10 per share on Class A and Class B Common Stock for a period of five years. The payment of future cash dividends under the policy is subject to the continuing determination that the policy remains in the best interest of the Company's shareholders and complies with laws and any agreements the Company's may enter into applicable to the declaration and payment of cash dividends. The maintenance of the dividend policy will depend on factors that the Company deems relevant, including the Company's cash earnings, financial condition and cash requirements in any given year. The Company's ability to declare dividends could be affected by a variety of factors affecting cash flow, including required capital expenditures, increased or unanticipated expenses, additional borrowings and future issuances of securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

ITEM 8A. CONTROLS AND PROCEDURES.

            As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Principal Executive and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures were effective. During the three-month period ended December 31, 2006, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

            None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required by Item 9, with the exception of the information provided below concerning the Company's Code of Ethics, will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors",
      "Compliance with Section 16(a) - Beneficial Ownership Reporting" and "Report of the Audit Committee" and is incorporated herein by this reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2006.

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

31.1**    Principal Executive and Financial Officer - Section 302 Certification.

32.1**    Principal Executive and Financial Officer - Section 906 Certification.

--------------------------------------------------------------------------------
*         Management contract or compensatory plan or arrangement.

**        Filed herewith.

(1) Incorporation by reference from the Company's Registration Statement on Form SB-2, Registration No. 33-90294-LA.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is incorporated herein by this reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Taitron Components Incorporated

Dated: April 2, 2007                      By: /s/ Stewart Wang
                                              ----------------------------------
                                              Stewart Wang
                                              Chief Executive Officer, President
                                              and Chief Financial Officer

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

      Signature                           Title                        Date
      ---------                           -----                        ----

/s/ Johnson Ku            Chairman of the Board                    April 2, 2007
-----------------------
Johnson Ku

/s/ Stewart Wang          Chief Executive Officer, President,      April 2, 2007
-----------------------   Chief Financial Officer and Director
Stewart Wang              (Principal Executive, Financial and
                          Accounting Officer)

/s/ Richard Chiang        Director                                 April 2, 2007
-----------------------
Richard Chiang

/s/ Craig Miller          Director                                 April 2, 2007
-----------------------
Craig Miller

/s/ Felix Sung            Director                                 April 2, 2007
-----------------------
Felix Sung