Form 10QSB
period 2007-03-31
TAITRON COMPONENTS INC
filed 2007-05-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                   Outstanding on April 30, 2007
-------------------------------------              -----------------------------
Class A common stock, $.001 par value                      4,775,144
Class B common stock, $.001 par value                        762,612


Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements





                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)
                                                                      March 31,
                                                                         2007
                                                                     -----------
                           Assets                                    (Unaudited)
Current assets:
    Cash and cash equivalents                                          $ 1,308
    Trade accounts receivable, net                                       1,562
    Inventory, net                                                      15,507
    Prepaid expenses and other current assets                              219
                                                                       -------
           Total current assets                                         18,596

Property and equipment, net                                              4,329
Other assets                                                             1,786
                                                                       -------

           Total assets                                                $24,711
                                                                       =======

            Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                                             $ 1,067
    Accrued liabilities and other                                          448
    Current portion of long-term debt                                       89
                                                                       -------
           Total current liabilities                                     1,604

 Long-term debt, less current portion (Note 3)                             487
                                                                       -------

           Total liabilities                                             2,091
                                                                       -------

Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, $.001 par value. Authorized
    5,000,000 shares
      None issued or outstanding                                            --
      Class A common stock, $.001 par value
      Authorized 20,000,000 shares;
      issued and outstanding 4,765,144 shares
      Class B common stock, $.001 par value
      Authorized, issued and outstanding                                     7
      762,612 shares
    Additional paid-in capital                                          10,517
    Accumulated other comprehensive income, net of tax                      25
    Retained earnings                                                   12,071
                                                                       -------

           Total shareholders' equity                                   22,620
                                                                       -------

           Total liabilities and shareholders' equity                  $24,711
                                                                       =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, except per share amounts)


                                                    Three months ended March 31,
                                                        2007           2006
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
Net sales                                           $     1,855     $     1,989

Cost of goods sold                                        1,355           1,509
                                                    -----------     -----------

         Gross profit                                       500             480

Selling, general and administrative                         691             636
    expenses
                                                    -----------     -----------

     Loss from operations                                  (191)           (156)

Interest income, net                                         11              15
Other expense, net                                           (8)            (17)
                                                    -----------     -----------

     Loss before income taxes                              (188)           (158)

Income tax provision                                         (2)             (4)
                                                    -----------     -----------

         Net loss                                   $      (190)    $      (162)
                                                    ===========     ===========

Other comprehensive income:
     Foreign currency translation adjustment                 16              12
                                                    -----------     -----------

Comprehensive loss                                  $      (174)    $      (150)
                                                    ===========     ===========

Loss per share
         Basic and diluted                          $      (.03)    $      (.03)
                                                    ===========     ===========
Weighted average common shares outstanding
         Basic and diluted                            5,519,701       5,472,201
                                                    ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                                                        Three months ended March 31,
                                                                                                           2007              2006
                                                                                                        ----------       -----------
                                                                                                        (Unaudited)      (Unaudited)
  Cash flows from operating activities:
      Net loss                                                                                           $  (190)           $  (162)
                                                                                                         -------            -------
      Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                                           56                 54
      Provision for sales returns and doubtful accounts                                                       22                 15
      Stock-based compensation                                                                                 7                 --
      Changes in assets and liabilities:
        Trade accounts receivable                                                                           (337)               187
        Inventory, net                                                                                       186                314
        Prepaid expenses and other current assets                                                           (114)               (17)
        Other assets                                                                                        (155)                (4)
        Trade accounts payable                                                                              (153)                20
        Accrued liabilities and other                                                                         68                (34)
                                                                                                         -------            -------
                Total adjustments                                                                           (420)               535
                                                                                                         -------            -------
                Net cash (used in) provided by operating activities                                         (610)               373
                                                                                                         -------            -------

  Cash flows from investing activities:
        Acquisitions of property and equipment                                                                --                (28)
        Purchase of long-term investments                                                                   (305)                --
                                                                                                         -------            -------
                Net cash used in investing activities                                                       (305)               (28)
                                                                                                         -------            -------

  Cash flows from financing activities:
      Payments on notes payable                                                                              (22)                --
      Proceeds from exercise of stock options and issuance of stock                                           54                 24
      Payments on dividends declared                                                                        (552)                --
                                                                                                         -------            -------
                Net cash (used in) provided by financing activities                                         (520)                24
                                                                                                         -------            -------

  Impact of exchange rate changes on cash                                                                     16                 12
                                                                                                         -------            -------

                Net (decrease) increase in cash and cash equivalents                                      (1,419)               381

  Cash and cash equivalents, beginning of period                                                           2,727              1,962
                                                                                                         -------            -------

  Cash and cash equivalents, end of period                                                               $ 1,308            $ 2,343
                                                                                                         =======            =======

  Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                             $    10            $    --
                                                                                                         =======            =======
      Cash paid for income taxes                                                                         $     1            $     1
                                                                                                         =======            =======



     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                           (All amounts are unaudited)


Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated ("the Company") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation. Therefore, they should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note 2 - Summary of Significant Accounting Policies and Estimates

      Principles of Consolidation

      The unaudited condensed consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2007 and 2006 were $17,000 and $15,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at March 31, 2007 aggregated $85,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,300,000 at March 31, 2007.

      Income Taxes

      In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meet the "more-likely-than-not" criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006.

      The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company's preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company's policy to classify interest and penalties related to income tax as income taxes in its financial statements.

      The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2003, 2004 and 2005; and California (State) - 2002, 2003, 2004 and 2005.

      However, the Company has certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.


      Per Share Data

      Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding, plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and nine month periods ended March 31, 2007 and 2006 is set forth in the following table:

                                                         Three months ended
                                                              March 31
                                                   ----------------------------
                                                      2007                2006
                                                   ----------        ----------
Basic weighted average shares                       5,519,701         5,472,201
     outstanding
Potentially dilutive stock options                    381,000           447,000
Anti-dilutive stock options due
     to net loss in period                           (381,000)         (447,000)
                                                   ----------        ----------
Diluted weighted average
     shares outstanding                             5,519,701         5,472,201
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

      Stock option activity during the three months ended March 31, 2007 is as follows:


                                                                                          Weighted
                                                                                           Average
                                                                        Weighted            Years                          Weighted
                                                                         Average          Remaining        Aggregate        Average
                                                       Number           Exercise         Contractual       Intrinsic         Fair
                                                     of Shares            Price             Term             Value           Value
                                                     ---------          --------         -----------       ---------       --------
Outstanding at December 31, 2006                      502,000             $1.82             5.28
   Exercised                                          (48,333)             1.10                                  --
   Forfeited                                          (15,000)             3.00                                  --
                                                     --------
Outstanding at March 31, 2007                         438,667             $1.86             5.08           $301,000
                                                     ========
Exercisable at March 31, 2007                         352,332             $1.64             3.85           $329,000
                                                     ========


      At March 31, 2007, the range of individual outstanding weighted average exercise prices was $1.66 to $2.70.


Note 3 - Note Payable

                                                                       March 31,
                                                                         2007
                                                                       --------
      Bank loan payable in fixed monthly principal
      installments of $7,381,  plus interest at the
      rate of one year LIBOR + 1.8% per annum, due                      576,000
      September  20, 2013
           Less current portion                                         (89,000)
                                                                       --------
      Long-term debt, less current portion                              487,000

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


Note 4 - Commitments and Contingencies

      On July 1, 2006, the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS") restricted the distribution of products within the EU containing certain substances, including lead. Further, many of our suppliers are not yet supplying RoHS compliant products. The legislation is effective and some of our inventory has become obsolete. Management has estimated the impact of the legislation and have written down or reserved for related inventories based on amounts expected to be realized given all available current information. Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in
Item 1 of this report as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2006. Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result" or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our most recent annual report on Form 10-KSB under the heading "Cautionary Statements and Risk Factors."

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended March 31, 2007 and 2006 were $17,000 and $15,000, respectively. The allowance for sales returns and doubtful accounts at March 31, 2007 aggregated $85,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $15,507,000 at March 31, 2007, which is presented net of valuation allowances of $1,300,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meet the "more-likely-than-not" criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company's preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company's policy to classify interest and penalties related to income tax as income taxes in its financial statements. The following tax years that remain subject to examination by major tax jurisdictions are as follows:
Federal - 2003, 2004 and 2005; and California (State) - 2002, 2003, 2004 and
2005.

Selected Recent Accounting Policies

      In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which creates an alternative measurement method for certain financial assets and liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. This election is referred to as the "fair value option." SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a company's fiscal year, provided the company has not yet issued financial statements for that fiscal year. The Company is currently evaluating the impact the adoption of SFAS 159 will have on its financial position and results of operations.

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

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2007, consolidated financial statements representing approximately 83% of current assets and 63% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.


Results of Operations

First quarter of 2007 versus First quarter of 2006.

      Net sales in the first quarter of 2007 totaled $1,855,000 versus $1,989,000 in the comparable period for 2006, a decrease of $134,000 or 6.7% over the same period last year. The overall decline came from our ODM Product sales decreasing by $140,000, while our component product sales remained steady with higher per unit pricing offset by lower quantities shipped, when comparing the first quarter of 2007 over the same period last year.

      Gross profit for the first quarter of 2007 was $500,000 versus $480,000 in the comparable period for 2006, and gross margin percentage of net sales was 27% in the first quarter of 2007 versus 24% in the comparable period for 2006. The overall increase came from higher margins on our component product sales.

      Selling, general and administrative ("SG&A") expenses in the first quarter of 2007 totaled $691,000 versus $636,000 in the comparable period for 2006. As a percentage of net sales, SG&A expenses were 37% in the first quarter of 2007 compared to 32% in the first quarter for 2006. The increase of $55,000 was primarily attributable to personnel related expenses from our engineering center in China and higher professional fees and services.

      Interest income, net of interest expense, was $11,000 for the first quarter of 2007 versus $15,000 in the comparable period for 2006, primarily due to $10,000 of interest expense incurred related to our borrowing (see Note 3) for the first quarter of 2007, when comparing $0 in the same period last year.

      Income tax provision was $2,000 for the first quarter of 2007 and $4,000 in the comparable period for 2006, as we do not expect significant taxable income for fiscal year 2007.

      Net loss was $190,000 for the first quarter of 2007 versus $162,000 in the comparable period for 2006, an increase of $28,000.

      Effective January 1, 2006, we adopted SFAS 123(R) and such had a $7,000 financial impact to our SG&A for the first quarter of 2007, as compared to a minimal financial impact for the same period last year.


Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended March 31, 2007 and 2006 are as follows:

                                                   Three months ended March 31,
                                                  -----------------------------
        (Dollars in thousands)                        2007             2006
                                                  -----------       -----------
                                                  (Unaudited)       (Unaudited)
Operating activities ...................           (610,000)          373,000
Investing activities ...................           (305,000)          (28,000)
Financing activities ...................           (520,000)           24,000


      Cash used in operating activities for the three months ended March 31, 2007 was $610,000 versus $373,000 provided by during the comparable period in 2006. The decrease was primarily attributed to receivables increasing by $337,000 for the three months ended March 31, 2007 and payables decreasing by $153,000, as compared to the comparable period in 2006.

      Cash used in investing activities for the three months ended March 31, 2007 was $305,000 and 2006 was $28,000, respectively. The increase came from our $305,000 investment in the preferred stock of Zowie Technology Corporation in the three months ended March 31, 2007.

      Cash used in financing activities for the three months ended March 31, 2007 was $520,000 versus $24,000 provided by, during the comparable period in 2006. The increase is for our cash dividend payment of $0.10 per share, or $552,000 paid on January 31, 2007, to shareholders of record at the close of business on January 22, 2007.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the quarter ended March 31, 2007 that were not registered under the Securities Act.

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

                                            TAITRON COMPONENTS INCORPORATED



Date: May 15, 2007                      By: /s/ Stewart Wang
                                            ------------------------------------
                                            Stewart Wang
                                            Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer)

Exhibit 31 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                  Certification

I, Stewart Wang, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Taitron Components Incorporated;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

                  (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated May 15, 2007.                     By: /s/ Stewart Wang
                                            ------------------------------------
                                            Stewart Wang
                                            Principal Executive Officer and
                                            Principal Financial Officer

Exhibit 32 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


This certification is provided pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C Section 1350, and accompanies the quarterly report on Form 10-QSB for the quarter ended March 31, 2007 of Taitron Components Incorporated.

I, Stewart Wang, the Principal Executive Officer and Principal Financial Officer of registrant, certify that to the best of my knowledge:

      (i) the quarterly report on Form 10-QSB fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

      (ii) the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated May 15, 2007.                     By: /s/ Stewart Wang
                                            ------------------------------------
                                            Stewart Wang
                                            Principal Executive Officer and
                                            Principal Financial Officer