Form 10QSB
period 2007-06-30
TAITRON COMPONENTS INC
filed 2007-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2007

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
   Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                                    Outstanding on July 31, 2007
-------------------------------------               ----------------------------
Class A common stock, $.001 par value                        4,775,144
Class B common stock, $.001 par value                          762,612


Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                                                                       June 30, 2007
                                                                                                                        (Unaudited)
                                      Assets                                                                           -------------
Current assets:
    Cash and cash equivalents                                                                                                $ 1,196
    Trade accounts receivable, net                                                                                             1,344
    Inventory, net                                                                                                            15,311
    Prepaid expenses and other current assets                                                                                    233
                                                                                                                             -------
           Total current assets                                                                                               18,084
Property and equipment, net                                                                                                    4,283
Other assets                                                                                                                   1,788
                                                                                                                             -------
           Total assets                                                                                                      $24,155
                                                                                                                             =======
                      Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                                                                                                   $   767
    Accrued liabilities and other                                                                                                431
    Current portion of long-term debt                                                                                             89
                                                                                                                             -------
           Total current liabilities                                                                                           1,287
 Long-term debt, less current portion (Note 3)                                                                                   465
                                                                                                                             -------
           Total liabilities                                                                                                   1,752
                                                                                                                             -------
Commitments and contingencies (Note 4)
Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares.                                                               --
      None issued or outstanding.
      Class A common stock, $.001 par value.  Authorized 20,000,000 shares;                                                        6
      issued and outstanding 4,775,144 shares.
      Class B common stock, $.001 par value.  Authorized, issued and outstanding                                                   1
      762,612 shares.
    Additional paid-in capital                                                                                                10,535
    Accumulated other comprehensive income, net of tax                                                                            25
    Retained earnings                                                                                                         11,836
                                                                                                                             -------
           Total shareholders' equity                                                                                         22,403
                                                                                                                             -------
           Total liabilities and shareholders' equity                                                                        $24,155
                                                                                                                             =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, except per share amounts)

                                                                 Three months ended June 30,            Six months ended June 30,
                                                                  2007                2006               2007               2006
                                                               -----------        -----------        -----------        -----------
                                                               (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                                      $     1,623        $     2,996        $     3,478        $     4,985
Cost of goods sold                                                   1,171              2,133              2,526              3,642
                                                               -----------        -----------        -----------        -----------
         Gross profit                                                  452                863                952              1,343
Selling, general and administrative
    expenses                                                           703                704              1,394              1,340
                                                               -----------        -----------        -----------        -----------
     (Loss) income from operations                                    (251)               159               (442)                 3
Interest income, net                                                    13                 22                 34                 37
Other income (expense), net                                              4                (19)               (14)               (36)
                                                               -----------        -----------        -----------        -----------
     (Loss) income before income taxes                                (234)               162               (422)                 4
Income tax provision                                                    (1)                --                 (3)                (4)
                                                               -----------        -----------        -----------        -----------
         Net (loss) income                                     $      (235)       $       162        $      (425)       $        --
                                                               ===========        ===========        ===========        ===========
Other comprehensive (loss) income:
     Foreign currency translation adjustment                            --                 11                  4                 23
                                                               -----------        -----------        -----------        -----------
Comprehensive (loss) income                                    $      (235)       $       173        $      (421)       $        23
                                                               ===========        ===========        ===========        ===========
(Loss) income per share
         Basic                                                 $      (.04)       $       .03        $      (.08)       $       .00
                                                               ===========        ===========        ===========        ===========
         Diluted                                               $      (.04)       $       .03        $      (.08)       $       .00
                                                               ===========        ===========        ===========        ===========
Weighted average common shares outstanding
         Basic                                                   5,536,089          5,479,423          5,527,895          5,475,812
                                                               ===========        ===========        ===========        ===========
         Diluted                                                 5,536,089          5,918,423          5,527,895          5,948,812
                                                               ===========        ===========        ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                         Six months ended June 30,

                                                                                                          2007               2006
                                                                                                       -----------       -----------
                                                                                                       (Unaudited)       (Unaudited)
Cash flows from operating activities:
    Net loss                                                                                             $  (425)           $    --
                                                                                                         -------            -------
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                            116                106
    Provision for sales returns and doubtful accounts                                                        142                 15
    Stock-based compensation                                                                                  14                 10
    Changes in assets and liabilities:
      Trade accounts receivable                                                                             (239)              (813)
      Inventory, net                                                                                         382                582
      Prepaid expenses and other current assets                                                             (128)                31
      Other assets                                                                                          (157)               (41)
      Trade accounts payable                                                                                (453)               311
      Accrued liabilities and other                                                                           51                (21)
                                                                                                         -------            -------
              Total adjustments                                                                             (272)               180
                                                                                                         -------            -------
              Net cash (used in) provided by operating activities                                           (697)               180
                                                                                                         -------            -------
Cash flows from investing activities:
      Acquisitions of property and equipment                                                                  (2)               (31)
      Purchase of long-term investments                                                                     (305)                --
                                                                                                         -------            -------
              Net cash used in investing activities                                                         (307)               (31)
                                                                                                         -------            -------
Cash flows from financing activities:
    Payments on notes payable                                                                                (44)                --
    Proceeds from exercise of stock options and issuance of stock                                             65                 24
    Payments on dividends declared                                                                          (552)                --
                                                                                                         -------            -------
              Net cash (used in) provided by financing activities                                           (531)                24
                                                                                                         -------            -------
Impact of exchange rate changes on cash                                                                        4                 23
                                                                                                         -------            -------
              Net (decrease) increase in cash and cash equivalents                                        (1,531)               196
Cash and cash equivalents, beginning of period                                                             2,727              1,962
                                                                                                         -------            -------
Cash and cash equivalents, end of period                                                                 $ 1,196            $ 2,158
                                                                                                         =======            =======
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                               $    20            $    --
                                                                                                         =======            =======
    Cash paid for income taxes                                                                           $     1            $    13
                                                                                                         =======            =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                           (All amounts are unaudited)

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

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 2007 and 2006 were $119,000 and $81,000, respectively, and for the six months ended June 30, 2007 and 2006 aggregated $136,000 and $96,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at June 30, 2007 aggregated $88,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,451,000 at June 30, 2007.

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

      The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2004, 2005 and 2006; and California (State) - 2003, 2004, 2005 and 2006.

      However, the Company has certain tax attribute carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

      Per Share Data

      Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding, plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2007 and 2006 is set forth in the following table:

                                                                     Three months ended                      Six months ended
                                                                           June 30                                June 30
                                                                -----------------------------          -----------------------------
                                                                   2007                2006               2007                2006
                                                                ---------           ---------          ---------           ---------
Basic weighted average shares
     outstanding                                                5,536,089           5,479,423          5,527,895           5,475,812
Potentially dilutive stock options                                344,000             439,000            373,000             473,000
Anti-dilutive stock options due to net
     loss in period                                              (344,000)                 --           (373,000)                 --
                                                                ---------           ---------          ---------           ---------
Diluted weighted average shares
     outstanding                                                5,536,089           5,918,423          5,527,895           5,948,812
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

      Stock option activity during the six months ended June 30, 2007 is as follows:


                                                                             Weighted
                                                              Weighted     Average Years
                                                               Average       Remaining       Aggregate
                                                Number        Exercise      Contractual      Intrinsic
                                              of Shares         Price           Term           Value
                                              ---------       --------     -------------     ----------
Outstanding at December 31, 2006               502,000          $1.82            5.28         309,000
   Exercised                                   (58,333)          1.11              --
   Forfeited                                   (18,667)          2.94              --
                                               -------
Outstanding at June 30, 2007                   425,000           1.87            4.86         312,000
                                               =======
Exercisable at June 30, 2007                   335,999           1.74            3.64         292,000
                                               =======

      At June 30, 2007, the range of individual outstanding weighted average exercise prices was $1.70 to $2.45.

Note 3 - Note Payable

                                                                   June 30, 2007
                                                                   -------------
Bank loan payable in fixed monthly principal installments of
$7,381, plus interest at the rate of one year LIBOR + 1.8% per
annum, due September  20, 2013.                                         554,000
     Less current portion                                               (89,000)
                                                                        -------
Long-term debt, less current portion                                    465,000
                                                                        =======

      On September 21, 2006, the Company borrowed $620,000 in connection with its deposit on a real estate purchase contract related to the acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,240,000. The overall office building project is substantially complete, while interior decorative construction is estimated to be completed in September 2007. The investment will be used as rental property for lease to others and for the Company's project design and engineering center.

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended June 30, 2007 and 2006 were $119,000 and $81,000, respectively, and for the six months ended June 30, 2007 and 2006 aggregated $136,000 and $96,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2007 aggregated $88,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $15,311,000 at June 30, 2007, which is presented net of valuation allowances of $1,451,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meet the "more-likely-than-not" criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company's preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest and penalties related to income tax. It is the Company's policy to classify interest and penalties related to income tax as income taxes in its financial statements. The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2004, 2005 and 2006; and California (State) - 2003, 2004, 2005 and 2006.

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

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales in such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last three years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). Looking forward, we plan to offer commodity Integrated Circuits (ICs) as an extension of current discrete semiconductor lines in 2007.

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

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2007, consolidated financial statements representing approximately 85% of current assets and 63% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, a strong U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2007 versus Second quarter of 2006.

      Net sales in the second quarter of 2007 totaled $1,623,000 versus $2,996,000 in the comparable period for 2006, a decrease of $1,373,000 or 45.8% over the same period last year. The overall decline came from our ODM Product sales decreasing by $980,000, when comparing the second quarter of 2007 over the same period last year.

      Gross profit for the second quarter of 2007 was $452,000 versus $863,000 in the comparable period for 2006, and gross margin percentage of net sales was 27.9% in the second quarter of 2007 versus 28.8% in the comparable period for 2006.

      Selling, general and administrative ("SG&A") expenses in the second quarter of 2007 totaled $703,000 versus $704,000 in the comparable period for 2006. Effective January 1, 2006, we adopted SFAS 123(R) and such had a $7,000 financial impact to our SG&A for the second quarter of 2007, as compared to a minimal financial impact for the same period last year.

      Interest income, net of interest expense, was $13,000 for the second quarter of 2007 versus $22,000 in the comparable period for 2006, primarily due to $9,000 of interest expense incurred related to our borrowing (see Note 3) for the second quarter of 2007, when comparing $0 in the same period last year.

      Income tax provision was $1,000 for the second quarter of 2007 and $0 in the comparable period for 2006, as we do not expect significant taxable income for fiscal year 2007.

      Net loss was $235,000 for the second quarter of 2007 versus net income of $162,000 in the comparable period for 2006, a decrease of $397,000.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006.

      Net sales in the six months ended June 30, 2007 was $3,478,000 versus $4,985,000 in the comparable period for 2006, a decrease of $1,507,000 or 30.2% over the same period last year. The sales decrease was attributed to decline in our ODM products by $1,120,000 comparing the six months ended June 30, 2007 over the same period last year.

      Gross profit for the six months ended June 30, 2007 was $952,000 versus $1,343,000 in the comparable period for 2006, and gross margin percentage of net sales was approximately 27% for both periods. The dollar decrease was primarily attributed to the impact from our ODM products.

      Selling, general and administrative ("SG&A") expenses in the six months ended June 30, 2007 totaled $1,394,000 versus $1,340,000 in the comparable period for 2006. The increase of $54,000 was primarily attributable to personnel related expenses from our engineering center in China. Effective January 1, 2006, we adopted SFAS 123(R) and such had a $14,000 financial impact to our SG&A for the six months ended June 30, 2007 versus $10,000 in the comparable period for 2006.

      Interest income, net of interest expense, was $34,000 for the six months ended June 30, 2007 versus $37,000 in the comparable period for 2006.

      Income tax provision was $3,000 for the six months ended June 30, 2007 versus $4,000 in the comparable period for 2006.

      Net loss was $425,000 for the six months ended June 30, 2007 versus $0 in the comparable period for 2006, an increase of $425,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the six months ended June 30, 2007 and 2006 are as follows:

                                                    Six months ended June 30,
                                                  ------------------------------
                (Dollars in thousands)               2007                2006
                                                  -----------        -----------
                                                  (Unaudited)        (Unaudited)
Operating activities....................           (697,000)           180,000
Investing activities....................           (307,000)           (31,000)
Financing activities....................           (531,000)            24,000

      Cash used in operating activities for the six months ended June 30, 2007 was $697,000 versus $180,000 cash provided by during the comparable period in 2006. The decrease was primarily attributed to receivables increasing by $239,000 for the six months ended June 30, 2007 and payables decreasing by $453,000, as compared to the comparable period in 2006.

      Cash used in investing activities for the six months ended June 30, 2007 was $307,000 and 2006 was $31,000, respectively. The increase came from our $305,000 investment in the preferred stock of Zowie Technology Corporation in the six months ended June 30, 2007.

      Cash used in financing activities for the six months ended June 30, 2007 was $531,000 versus $24,000 cash provided by, during the comparable period in 2006. The increase is for our cash dividend payment of $0.10 per share, or $552,000 paid on January 31, 2007, to shareholders of record at the close of business on January 22, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the quarter ended June 30, 2007 that were not registered under the Securities Act.

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

                         TAITRON COMPONENTS INCORPORATED

Date:  August 14, 2007            By:  /s/ Stewart Wang
                                       ----------------
                                  Stewart Wang
                                  Chief Executive Officer, President,
                                  Chief Financial Officer and Director
                                  (Principal Executive, Financial and
                                    Accounting Officer)