Form 10QSB
period 2007-09-30
TAITRON COMPONENTS INC
filed 2007-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                            Outstanding on October 31, 2007
-------------------------------------            -------------------------------
Class A common stock, $.001 par value                      4,775,144
Class B common stock, $.001 par value                        762,612

Transitional Small Business Disclosure Format: Yes |_| No |X|

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet
                             (Dollars in Thousands)

                                                                   September 30
                                                                   ------------
                 Assets                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                         $ 1,355
    Trade accounts receivable, net                                      1,175
    Inventory, net                                                     15,319
    Prepaid expenses and other current assets                             243
                                                                      -------
           Total current assets                                        18,092

Property and equipment, net                                             4,278
Other assets                                                            1,827
                                                                      -------

           Total assets                                               $24,197
                                                                      =======

   Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                                            $   922
    Accrued liabilities and other                                         485
    Current portion of long-term debt                                      89
                                                                      -------
           Total current liabilities                                    1,496

 Long-term debt, less current portion (Note 3)                            443
                                                                      -------

           Total liabilities                                            1,939
                                                                      -------

Commitments and contingencies (Note 4)

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized
      5,000,000 shares.
      None issued or outstanding.
      Class A common stock, $.001 par value.
        Authorized 20,000,000 shares;                                       6
        issued and outstanding 4,775,144 shares.
      Class B common stock, $.001 par value.
        Authorized, issued and outstanding                                  1
        762,612 shares.
    Additional paid-in capital                                         10,542
    Accumulated other comprehensive income, net of tax                     62
    Retained earnings                                                  11,647
                                                                      -------

           Total shareholders' equity                                  22,258
                                                                      -------

           Total liabilities and shareholders'
             equity                                                   $24,197
                                                                      =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations
                (Dollars in Thousands, except per share amounts)

                                                                      Three months ended                  Nine months ended
                                                                         September 30,                        September 30,
                                                                    2007               2006              2007              2006
                                                                -----------        -----------       -----------        -----------
                                                                (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                                       $     1,908        $     2,892       $     5,386              7,877

Cost of goods sold                                                    1,402              2,027             3,928              5,669
                                                                -----------        -----------       -----------        -----------
         Gross profit                                                   506                865             1,458              2,208

Selling, general and administrative                                     688                729             2,082              2,069
    expenses
                                                                -----------        -----------       -----------        -----------
     (Loss) income from operations                                     (182)               136              (624)               139

Interest income, net                                                      2                 16                16                 53
Other (expense) income, net                                              (7)                21                (1)               (15)
                                                                -----------        -----------       -----------        -----------
     (Loss) income before income taxes                                 (187)               173              (609)               177

Income tax provision                                                     (2)                --                (5)                (4)
                                                                -----------        -----------       -----------        -----------
         Net (loss) income                                      $      (189)       $       173       $      (614)               173
                                                                ===========        ===========       ===========        ===========
Other comprehensive (loss) income:
     Foreign currency translation adjustment                             37                 20                 5                 43
                                                                -----------        -----------       -----------        -----------
Comprehensive (loss) income                                     $      (152)       $       193       $      (609)               216
                                                                ===========        ===========       ===========        ===========

(Loss) income per share
         Basic                                                  $      (.03)       $       .03       $      (.11)               .03
                                                                ===========        ===========       ===========        ===========
         Diluted                                                $      (.03)       $       .03       $      (.11)               .03
                                                                ===========        ===========       ===========        ===========
Weighted average common shares outstanding
         Basic                                                    5,537,756          5,479,423         5,531,182          5,477,016
                                                                ===========        ===========       ===========        ===========
         Diluted                                                  5,537,756          5,945,423         5,531,182          5,950,016
                                                                ===========        ===========       ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                   Nine months ended September 30,
                                                                                                      2007                2006
                                                                                                   -----------        -----------
                                                                                                   (Unaudited)        (Unaudited)
Cash flows from operating activities:
      Net (loss) income                                                                              $  (614)           $   173
                                                                                                     -------            -------
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                                      173                149
      Provision for sales returns and doubtful accounts                                                  169                111
      Stock-based compensation                                                                            21                 13
      Changes in assets and liabilities:
        Trade accounts receivable                                                                        (97)              (466)
        Inventory, net                                                                                   374              1,084
        Prepaid expenses and other current assets                                                       (138)                48
        Other assets                                                                                      (6)               (18)
        Trade accounts payable                                                                          (298)                38
        Accrued liabilities and other                                                                    105                (50)
                                                                                                     -------            -------
                Total adjustments                                                                        303                909
                                                                                                     -------            -------
                Net cash (used in) provided by operating activities                                     (311)             1,082
                                                                                                     -------            -------

  Cash flows from investing activities:
        Acquisitions of property and equipment                                                           (18)              (161)
        Purchase of long-term investments                                                               (495)            (1,230)
                                                                                                     -------            -------
                Net cash used in investing activities                                                   (513)            (1,391)
                                                                                                     -------            -------

  Cash flows from financing activities:
      Borrowings (payments) on notes payable                                                             (66)               620
      Proceeds from exercise of stock options and issuance of stock                                       65                 24
      Payments on dividends declared                                                                    (552)                --
                                                                                                     -------            -------
                Net cash (used in) provided by financing activities                                     (553)               644
                                                                                                     -------            -------

  Impact of exchange rate changes on cash                                                                  5                 43
                                                                                                     -------            -------

                Net (decrease) increase in cash and cash equivalents                                  (1,372)               378

  Cash and cash equivalents, beginning of period                                                       2,727              1,962
                                                                                                     -------            -------
  Cash and cash equivalents, end of period                                                           $ 1,355            $ 2,340
                                                                                                     =======            =======
  Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                         $    30            $    --
                                                                                                     =======            =======
      Cash paid for income taxes                                                                     $     1            $    13
                                                                                                     =======            =======

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2007
                           (All amounts are unaudited)

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

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended September 30, 2007 and 2006 were $16,000 and $15,000, respectively, and for the nine months ended September 30, 2007 and 2006 aggregated $152,000 and $111,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at September 30, 2007 aggregated $82,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $1,606,000 at September 30, 2007.

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

      The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company's preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest nor penalties related to income tax. It is the Company's policy to classify interest and penalties related to income tax as income taxes in its financial statements.

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

      Per Share Data

      Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding, plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2007 and 2006 is set forth in the following table:

                                                                      Three months ended                  Nine months ended
                                                                         September 30                        September 30
                                                                ------------------------------      -------------------------------
                                                                    2007              2006              2007                2006
                                                                -----------        -----------       -----------        -----------
      Basic weighted average shares                               5,537,756          5,479,423         5,531,182          5,477,016
           outstanding
      Potentially dilutive stock options                            346,000            466,000           384,000            473,000
      Anti-dilutive stock options due to net
           loss in period                                          (346,000)                --          (384,000)                --
                                                                -----------        -----------       -----------        -----------
      Diluted weighted average shares
           outstanding                                            5,537,756          5,945,423         5,531,182          5,950,016
                                                                ===========        ===========       ===========        ===========

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

      Stock-Based Compensation

      In September 2006, the Company's 2005 Stock Incentive Plan (the "2005 Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.

      Effective January 1, 2006, the Company adopted SFAS No. 123 (revised
      2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

      Stock option activity during the nine months ended September 30, 2007 is as follows:

                                                                                                   Weighted
                                                                                 Weighted       Average Years
                                                                                  Average          Remaining       Aggregate
                                                                   Number        Exercise         Contractual     Intrinsic
                                                                 of Shares         Price              Term          Value
                                                                 ---------       --------       -------------     ----------
      Outstanding at December 31, 2006                             502,000        $  1.82              5.28        $ 309,000
         Exercised                                                 (58,333)          1.11                --
         Forfeited                                                 (18,667)          2.94                --
                                                                ---------
      Outstanding at September 30, 2007                            425,000           1.87              4.61          107,850
                                                                =========
      Exercisable at September 30, 2007                            357,000           1.74              3.74          107,125
                                                                 =========

      At September 30, 2007, the range of individual outstanding weighted average exercise prices was $1.70 to $2.45.

Note 3 - Note Payable

                                                                                         September 30, 2007
                                                                                         ------------------
      Bank loan payable in fixed monthly principal installments of
      $7,381, plus interest at the rate of one year LIBOR + 1.8% per
      annum, due September  20, 2013.                                                         $532,000

           Less current portion                                                                (89,000)
                                                                                              --------
      Long-term debt, less current portion                                                    $443,000
                                                                                              ========

      On September 21, 2006, the Company borrowed $620,000 in connection with its deposit on a real estate purchase contract related to the acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,240,000. The overall office building project is complete, while interior decorative construction was completed in September 2007. The investment will be used as rental property for lease to others and for the Company's project design and engineering center.

Note 4 - Commitments and Contingencies

      Inventory Purchasing

      Outstanding commitments to purchase inventory from suppliers aggregated $1,600,000 as of September 30, 2007.

      Regulation

      On July 1, 2006, the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS") restricted the distribution of products within the EU containing certain substances, including lead. Further, many of our suppliers are not yet supplying RoHS compliant products. The legislation is effective and some of our inventory has become obsolete. Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information. Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended September 30, 2007 and 2006 were $16,000 and $15,000, respectively, and for the nine months ended September 30, 2007 and 2006 aggregated $152,000 and $111,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2007 aggregated $82,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $15,319,000 at September 30, 2007, which is presented net of valuation allowances of $1,606,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meet the "more-likely-than-not" criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN48 as of January 1, 2007, the beginning of its current fiscal year. Based on the Company's preliminary analysis, the Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position including its effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, the Company has not recorded any accrued interest nor penalties related to income tax. It is the Company's policy to classify interest and penalties related to income tax as income taxes in its financial statements. The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2004, 2005 and 2006; and California (State) - 2003, 2004, 2005 and 2006.

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

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2007, consolidated financial statements representing approximately 85% of current assets and 63% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2007 versus third quarter of 2006.

      Net sales in the third quarter of 2007 totaled $1,908,000 versus $2,892,000 in the comparable period for 2006, a decrease of $984,000 or 34% over the same period last year. The overall decline came from our ODM Product sales decreasing by $784,000 or 81%, when comparing $181,000 for the third quarter of 2007 with $965,000 in the same period last year due to the loss of a major customer.

      Gross profit for the third quarter of 2007 was $506,000 versus $865,000 in the comparable period for 2006, and gross margin percentage of net sales was 26.5% in the third quarter of 2007 versus 29.9% in the comparable period for 2006. The decrease was attributed to the decline in our ODM product sales, which earn a higher average gross margin relative to our component product sales mix.

      Selling, general and administrative ("SG&A") expenses in the third quarter of 2007 totaled $688,000 versus $729,000 in the comparable period for 2006. Effective January 1, 2006, we adopted SFAS 123(R) and such had a $7,000 financial impact to our SG&A for the third quarter of 2007, as compared to $3,000 financial impact for the same period last year.

      Interest income, net of interest expense, was $2,000 for the third quarter of 2007 versus $16,000 in the comparable period for 2006, primarily due to $10,000 of interest expense incurred related to our borrowing (see Note 3) for the third quarter of 2007, when comparing $0 in the same period last year.

      Income tax provision was $2,000 for the third quarter of 2007 and $0 in the comparable period for 2006, as we do not expect significant taxable income for fiscal year 2007.

      Net loss was $189,000 for the third quarter of 2007 versus net income of $173,000 in the comparable period for 2006, a decrease of $362,000.

Nine Months Ended September 30, 2007 versus nine Months Ended September 30,
2006.

      Net sales in the nine months ended September 30, 2007 was $5,386,000 versus $7,877,000 in the comparable period for 2006, a decrease of $2,491,000 or 31.6% over the same period last year. The sales decrease was attributed to decline in our ODM products by $1,903,000or 87% when comparing $284,000 for the nine months ended September 30, 2007 with $2,187,000 over the same period last year due to the loss of a major customer.

      Gross profit for the nine months ended September 30, 2007 was $1,458,000 versus $2,208,000 in the comparable period for 2006, and gross margin percentage of net sales was approximately 27% for the nine months ended September 30, 2007 versus 28% in the comparable period for 2006. The decrease was attributed to the decline in our ODM product sales, which earn a higher average gross margin relative to our component product sales mix.

      Selling, general and administrative ("SG&A") expenses in the nine months ended September 30, 2007 totaled $2,082,000 versus $2,069,000 in the comparable period for 2006. The increase of $13,000 was primarily attributable to personnel related expenses from our engineering center in China. Effective January 1, 2006, we adopted SFAS 123(R) and such had a $21,000 financial impact to our SG&A for the nine months ended September 30, 2007 versus $13,000 in the comparable period for 2006.

      Interest income, net of interest expense, was $16,000 for the nine months ended September 30, 2007 versus $53,000 in the comparable period for 2006.

      Income tax provision was $5,000 for the nine months ended September 30, 2007 versus $4,000 in the comparable period for 2006.

      Net loss was $614,000 for the nine months ended September 30, 2007 versus net income of $173,000 in the comparable period for 2006, a decrease of $787,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

       We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 are as follows:

                                           Nine months ended September 30,
                                           -------------------------------
         (Dollars in thousands)                 2007             2006
                                           --------------    -------------
                                            (Unaudited)        (Unaudited)
      Operating activities..........            (311)            1,082
      Investing activities..........            (513)           (1,391)
      Financing activities..........            (553)              644

      Cash used in operating activities for the nine months ended September 30, 2007 was $311,000 versus $1,082,000 cash provided by during the comparable period in 2006. The decrease was primarily attributed to inventory only decreasing by $374,000 for the nine months ended September 30, 2007 as compared to decreasing by $1,084,000 during the comparable period in 2006 and payables increasing by $298,000, as compared to decreasing by $38,000 in the comparable period in 2006.

      Cash used in investing activities for the nine months ended September 30, 2007 was $513,000 versus $1,391,000, in the comparable period in 2006. The decrease primarily came from our $305,000 investment in the preferred stock of Zowie Technology Corporation in the first quarter of 2007, compared with our deposit of $1,230,000 for the real estate purchase contract of office space in Shanghai, China in the third quarter of 2006.

      Cash used in financing activities for the nine months ended September 30, 2007 was $553,000 versus $644,000 cash provided by, during the comparable period in 2006. The increase was for our cash dividend payment of $0.10 per share, or $552,000 paid on January 31, 2007, to shareholders of record at the close of business on January 22, 2007.

      Inventory is included in current assets; however, it will take over one year for the inventory to turn. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

      We believe that funds generated from, or used in operations, in addition to existing cash balances are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of short-term commercial loans, asset-based lending on accounts receivables or issue debt or equity securities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      There were no issuances or sales of our securities by us during the quarter ended September 30, 2007 that were not registered under the Securities Act.

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

                             TAITRON COMPONENTS INCORPORATED

Date: November 14, 2007        By: /s/ Stewart Wang
                                   ----------------------------------
                               Stewart Wang
                               Chief Executive Officer, President,
                               Chief Financial Officer and Director
                               (Principal Executive, Financial and
                               Accounting Officer)