Form 10KSB
period 2007-12-31
TAITRON COMPONENTS INC
filed 2008-03-31
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF
      1934
                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25844

                         TAITRON COMPONENTS INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

            California                                    95-4249240
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes[X]     No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes |_|       No [X]

Registrant's revenues for its most recent fiscal year:  $7,539,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 1, 2008 was approximately $5.5 million based upon the closing price of $1.46 per share.

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                              Outstanding on March 1, 2008
-------------------------------------              ----------------------------
Class A common stock, $.001 par value                         4,777,144
Class B common stock, $.001 par value                           762,612

Transitional Small Business Disclosure Format:  Yes |_|   No [X]

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components ("ODM Components"), with our product offerings ranging from discrete semiconductors through small electronic devices. Prior to 2003, we were primarily focused on the distribution of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components. Commencing in 2003, we implemented a strategy to expand our business into value-added engineering and turn-key services, focusing on providing existing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with original design and manufacturing (ODM) services for their multi-year turn-key projects. Our ODM services, and the distribution of products manufactured to specifications developed as a result of our ODM services ("ODM Products") accounted for 6% of our revenue during our fiscal year ended December 31, 2007.

         We have developed a reputation for maintaining in-depth inventories and knowledge of the products in our markets. Our "superstore" strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers. To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brands "TCI" or "PSD" through outsourcing. At December 31, 2007, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers. In 2007, we offered approximately 72 that are ODM Products to specifications developed as a result of our ODM services. We are incorporated in California, and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China. Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing and purchases and coordinating the manufacture of our ODM Components and ODM Products. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales in such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). We also offer commodity integrated circuits (ICs) as an extension of our current discrete semiconductor lines since 2007.

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

Optoelectronic Devices and Passive Components

      In addition to discrete semiconductors, we offer optoelectronic devices such as LED's, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials. We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors. Sales of these optoelectronic devices and passive components were 46% and 41% of our total sales for the years ended December 31, 2007 and 2006, respectively. During 2007, we purchased $2,580,000 of inventory for these components, to facilitate our market for these products.

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

      Master Distributor. We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders. With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers. We estimate that approximately 38% of our sales are a direct result of being a master distributor.

      Preferred Distributors. We developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship. Under these agreements, our preferred distributors are required to provide point of sales (POS) reports which identify the distributor's customers and we provide these preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits. As of the date of this Report, we maintain Preferred Distributor Agreements with 9 selective distributors. We intend to maintain only a few preferred distributors in each geographical region.

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

Service Strategy and ODM Products

      We have historically offered our customers a limited range of value-added services such as cutting and forming, quality monitoring and product source tracing. Beginning in 2003, we significantly expanded our value-added services by offering our existing OEM and CEM customers outsourced product design and manufacturing assembly services. Our ODM (original design and manufacturing)
products and services were $422,000 and $2,354,000 in 2007 and 2006, respectively. This decline was attributed to the loss of one customer in 2007. In order to support our ODM service offerings, we opened an engineering design center in Shanghai, China in 2005. Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan-based companies, assist us with this program. We plan to joint venture with Teamforce Co. Ltd. to set up an ODM product design and manufacturing plant in China by the end of 2008. As a franchise distributor of Princeton Technology Corporation in the US, we receive engineering support using their products in our ODM projects in order to lower costs and to shorten the design cycle. Our goal is to have 50% component sales and 50% ODM service and products sales by the end of 2012.

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

Products

      Electronic Components - Discrete

      We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products. At December 31, 2007, our inventory consisted of over

14,000 different products manufactured by more than 100 different suppliers.

      In 2007, we purchased electronic component products from approximately 40 suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation. See Part II, Item 6
- "Management's Discussion and Analysis - Cautionary Statements and Risk Factors
- Suppliers", "Business - Customers" and "Business - Suppliers".

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

      During 2007, we distributed our discrete electronic component products to approximately 650 customers. Other than one customer accounting for 22% of our net sales in 2006, for the years ended December 31, 2007 and 2006, no other one customer accounted for more than 8% and 4%, respectively, of our net sales.

      In 2007, sales of brand name electronic component products and our ODM Components together represented approximately 94% of our net sales, while sales of our ODM Products represented the remaining 6% of our net sales. Distributors represented approximately 38% and both CEMs and OEMs together represented approximately 45% of our net sales of electronic component products. The remaining 17% of our electronic component sales were made to other exporters and overseas customers.

      We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers. However, based on our sales to CEMs and OEMs, we believe that no any single industry accounted for a majority of the applications of our discrete electronic component products sold in 2007 or 2006.

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

Sales and Marketing Channels

      As of March 1, 2008, our sales and marketing department consisted of 13 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California. However, we retained outside sales account managers in the states of Massachusetts and Georgia. Our inside sales and customer service departments are divided into regional sales territories throughout North America. The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

      We also supply products to national distributors who share our franchised lines. These national distributors usually have many office locations throughout the United States and are larger than us. We serve the national distributors by providing easy access to discrete products that they choose not to stock, as well as supporting their needs in inventory shortage situations. Sales to national distributors were $32,000 in 2007 and $24,000 in 2006.

      We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico. Central American sales were $994,000 and $842,000 in 2007 and 2006, respectively.

      We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan. Sales to Asian customers were $624,000 and $362,000 in 2007 and 2006, respectively.

      We also have sales channels into South America through our branch office in Sao Paulo, Brazil. South American sales were $512,000 and $422,000 in 2007 and 2006, respectively.

      Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs. Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs. Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers. Independent sales representatives are each given responsibility for a specific geographic territory. Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors. We believe that this commission policy directs independent sales representatives' attention to those end users with potential to increase market share. Along with our independent sales representatives, we jointly advertise and participate in trade shows. We utilized 7 independent sales representatives during 2007.

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

      In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier's discrete products. We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows. We generally order components far in advance, helping suppliers plan their production. Outstanding commitments to purchase inventory from suppliers as of March 1, 2008 were approximately $1,500,000. In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Need to Maintain Large Inventory; Price Fluctuations" and "Business - Strategy".

      In 2007, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Princeton Technology, Vishay Americas Inc. and Zowie Technology Corporation. While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers".

      For the year ended December 31, 2007, the following name brands, Samsung Electro-Mechanics Co., Princeton Technology, Everlight Electronics Co, Ltd. and Vishay Americas Inc. accounted for approximately 25% of our net purchases for name brand distributed components. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier's products. See Part II, Item 6 - "Management's Discussion and Analysis - Cautionary Statements and Risk Factors - Relationship with Suppliers."

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

      Sales to Asian customers were 6.4% and 3.8% of our total sales in 2007 and 2006, respectively.

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

Employees

      At March 1, 2008, we had 31 employees, all of whom are employed on a full time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

      In September 2006, we purchased approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total cost of $1,230,000. The overall office building project and construction of interior improvements were completed and occupied on October 1, 2007. This investment is being used as rental property for lease to others and for the Company's project design and engineering center.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

      Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT". The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by Nasdaq:

                                                  High       Low
                                                  ----       ---
      Year Ended December 31, 2006:
      First Quarter                              $2.49     $1.75
      Second Quarter                              2.50      1.86
      Third Quarter                               2.13      1.80
      Fourth Quarter                              2.50      1.86

      Year Ended December 31, 2007:
      First Quarter                              $3.47     $2.09
      Second Quarter                              3.00      2.50
      Third Quarter                               2.66      1.79
      Fourth Quarter                              1.99      1.31

      Year Ended December 31, 2008:
      First Quarter (through March 1, 2008)      $1.87     $1.33

      On March 1, 2008, the last sale price of the Class A common stock as reported by Nasdaq was $1.46 per share.

Holders

      As of March 1, 2008, there were 39 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock.

Dividends and Dividend Policy

      On March 28, 2008 we declared an annual cash dividend of $0.05 per share of Class A Common Stock and Class B Common Stock, payable on April 22, 2008, to shareholders of record at the close of business on April 15, 2008. The dividend was declared in connection with our prior decision in 2007 to establish an annual cash dividend of up to $0.10 per share on Class A and Class B Common Stock for a period of five years. The dividend amount for 2008 was reduced from $0.10 to $0.05 per share due to $786,000 of net cash used in investing activities and $278,000 of net cash used in operating activities during 2007. See "Management's Discussion and Analysis - Results of Operations; Liquidity and Capital Resources."

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

Recent Sales of Unregistered Securities

      We have not issued or sold any of our securities during fiscal 2007 that were not registered under the Securities Act of 1933.

Repurchase of Equity Securities

      We have not repurchased any shares during fiscal 2007 and through March 1, 2008.

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

      Revenue Recognition - We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered, This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2007 and 2006 aggregated

$183,000 and $131,000, respectively. The allowance for sales returns and doubtful accounts at December 31, 2007 aggregated $78,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $14,822,000 at December 31, 2007, which is presented net of valuation allowances of $2,506,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - We review the nature of each component of our deferred income taxes for reasonableness. If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to the continued net losses, we have fully reserved a $1,241,000 allowance against our net deferred tax assets.

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2004 through 2006 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2003 through 2006 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

      We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Recent Accounting Policies

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS No. 160 will have on its financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

Overview

      We distribute discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products and supply ODM products for our customer's multi-year turn-key projects.

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales is such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last three years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). We now offer commodity Integrated Circuits (ICs) as an extension of current discrete semiconductor lines in 2007.

      Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory. However, since demand remained weak throughout 2007, we continue to focus on lowering our inventory balances and changing our product mix. As a result, net inventory levels decreased throughout the year by $871,000, including a non-cash provision of approximately $1,350,000 during 2007 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving inventory. This provision is mainly used to increase our inventory reserve in anticipation of future inventory value fluctuation and excess inventory.

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our December 31, 2006, consolidated financial statements representing approximately 84% of current assets and 62% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

      Net sales for the year ended December 31, 2007 decreased by $2,020,000 or 21% to $7,539,000 from $9,559,000 in the prior year. The overall decrease came from our ODM product sales declining by $1,932,000 or 26% compared with the prior year.

      Gross margins were 18% for the year ended December 31, 2007, compared to 29% for the prior year. The decrease was primarily attributed to the increase to our provision for inventory reserves by $870,000, when compared to the prior year.

      Selling, general and administrative expenses decreased by $82,000 or 3% for 2007 as compared to the prior year. The decrease was primarily attributed to decreases to repairs and maintenance expenses by $57,000 and trade commission fees by $102,0000, partially offset by increases to our salaries and benefits by $65,000.

      Operating loss was $1,478,000 or 20% of net sales for 2007, as compared to $100,000 or 1% loss in the prior year. Operating loss increased primarily as a result of lower gross margins discussed above.

      Net interest income was $41,000 for 2007 as compared to $68,000 in the prior year. The interest income was due to investment income earned from cash on hand.

      Income tax provision was $1,000 for 2007 and $1,000 in the prior year. Our tax provision is primarily based upon our state income tax liabilities for both 2007 and 2006.

      We incurred net losses of $1,406,000 for 2007 as compared with $29,000 for the prior year, an increase of $1,377,000. Net loss as a percentage of net sales increased to 19% from 0.3%.

Liquidity and Capital Resources

      We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2007 and 2006 were as follows:

                                                Year Ended December 31,
                                           ---------------------------------
                                              2007                  2006
                                              ----                  ----
Operating activities .............         $(278,000)           $ 1,538,000
Investing activities .............          (786,000)            (1,432,000)
Financing activities .............          (576,000)               622,000

      Cash flows used in operating activities increased to $278,000 during 2007, as compared to cash provided by of $1,538,000 in the prior year. The decrease in cash provided by operations was primarily attributed to accounts receivable and inventory increasing by $401,000 and $479,000, respectively, during 2007, as compared to both decreasing by $174,000 and $508,000, respectively, in the prior year, a net change by the amount of $575,000 and $987,000, respectively.

      Cash flows used in investing activities decreased to $786,000 during 2007, as compared to $1,432,000 in the prior year. The decrease was primarily attributed to the deposit of $1,230,000 paid for the real estate contract of office space in Shanghai, China in during 2006.

      Cash flows used in financing activities was $576,000 in 2007 as compared to $622,000 provided by in the prior year. The decrease in cash provided by financing was primarily attributed to paying cash dividend of $552,000 or $0.10 per share in 2007.

      We believe that funds generated from operations, existing cash balances and short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

      Inventory is included and classified as a current asset. As of December 31, 2007, inventory represented approximately 84% of current assets and 62% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

      We may not receive the full value of our inventory if we are forced to liquidate within a limited time period. Inventory, according to Generally Accepted Accounting Principles, is included and classified as a current asset in our December 31, 2007 consolidated financial statements. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. Further, we may not realize the full carrying value of our reported inventories.

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

      If our customers return products at a rate significantly in excess of historical levels, our reserves for returns may not be adequate. On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We also will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which generally is set at 15% to 30% of the sales price. We will not accept returns of any products that were special-ordered by a customer, or that otherwise are not generally included in our inventory. During the fiscal years ended December 31, 2007 and 2006, sales returns aggregated $183,000 and $131,000, or 2.4% and 1.3% of net sales, respectively. Historically, most allowable returns occur during the first two months following shipment. While we maintain reserves for product returns which we consider to be adequate, the possibility exists that we could experience returns in any period at a rate significantly in excess of historical levels, which could materially and adversely impact our results of operations for that period.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS
                         TAITRON COMPONENTS INCORPORATED

                                                                           Page

Report of Independent Registered Public Accounting Firm.......................18
Consolidated Balance Sheet at December 31, 2007...............................19
Consolidated Statements of Operations for the Years Ended
  December 31, 2007 and 2006..................................................20
Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 2007 and 2006............................................21
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2007 and 2006............................................22
Notes to Consolidated Financial Statements.................................23-31

             Report Of Independent Registered Public Accounting Firm

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the "Company") as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years in the periods ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an Interpretation of FASB No. 109.


                                            /s/ Haskell & White LLP

Irvine, California
March 31, 2008

                         TAITRON COMPONENTS INCORPORATED

                           Consolidated Balance Sheet

                                December 31, 2007

                 Assets

Current assets:
    Cash and cash equivalents                                        $ 1,111,000
    Trade accounts receivable, net                                     1,450,000
    Inventory, net                                                    14,822,000
    Prepaid expenses and other current assets                            174,000
                                                                     -----------
        Total current assets                                          17,557,000

Property and equipment, net                                            5,532,000
Other assets                                                             713,000
                                                                     -----------
        Total assets                                                 $23,802,000
                                                                     ===========

             Liabilities and Shareholders' Equity

Current liabilities:
    Trade accounts payable                                           $ 1,318,000
    Accrued liabilities                                                  525,000
    Current portion of long-term debt                                     89,000
                                                                     -----------
        Total current liabilities                                      1,932,000

Long-term debt, less current portion                                     421,000
                                                                     -----------
        Total liabilities                                              2,353,000
                                                                     -----------

Commitments and contingencies (Notes 3, 6 and 9)

Shareholders' equity:
    Preferred stock, $.001 par value.
      Authorized 5,000,000 shares;
      None issued or outstanding                                            --
    Class A common stock, $.001 par value.
      Authorized 20,000,000 shares;                                        5,000
      4,775,144 shares issued and outstanding
    Class B common stock, $.001 par value.
      Authorized, issued and outstanding                                   1,000
      762,612 shares
    Additional paid-in capital                                        10,544,000
    Accumulated other comprehensive income                                44,000
    Retained earnings                                                 10,855,000
                                                                     -----------
        Total shareholders' equity                                    21,449,000
                                                                     -----------
        Total liabilities and shareholders' equity                   $23,802,000
                                                                     ===========

See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Operations

                             Year ended December 31,

                                                        2007            2006
                                                    -----------     -----------
Net sales                                           $ 7,539,000     $ 9,559,000
Cost of goods sold                                    6,206,000       6,766,000
                                                    -----------     -----------
Gross profit                                          1,333,000       2,793,000

Selling, general and administrative expenses          2,811,000       2,893,000
                                                    -----------     -----------
Operating loss                                       (1,478,000)       (100,000)

Interest income, net                                     41,000          68,000
Other income, net                                        32,000           4,000
                                                    -----------     -----------
Loss before income taxes                             (1,405,000)        (28,000)

Income tax provision                                     (1,000)         (1,000)
                                                    -----------     -----------
Net loss                                            $(1,406,000)    $   (29,000)
                                                    ===========     ===========
Other Comprehensive Loss:
     Foreign currency translation adjustment             24,000          37,000
                                                    -----------     -----------
Comprehensive (loss) income                         $(1,382,000)    $     8,000
                                                    ===========     ===========
Net loss per share:  Basic & Diluted:               $     (0.25)    $     (0.01)
                                                    ===========     ===========
Weighted average common shares outstanding:
  Basic & Diluted                                     5,532,825       5,477,016
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED
                 Consolidated Statements of Shareholders' Equity
                        Two years ended December 31, 2007


                                        Class A              Class B                      Accumulated
                                     common stock         common stock                       Other                       Total
                                   ----------------      ---------------   Additional    Comprehensive  Retained     Shareholders'
                                   Shares    Amount      Shares   Amount Paid-in capital  Income (Loss)  Earnings        Equity
                                   ------    ------      ------   ------ --------------- -------------- --------         ------
Balances at December 31, 2005    4,700,145   $5,000     762,612   $1,000   $10,416,000      $(17,000)   $12,842,000    $23,247,000


Issuances of common stock           16,666     --          --       --          24,000          --             --           24,000
Amortization of stock based
compensation                          --       --          --       --          17,000          --             --           17,000
Comprehensive loss:
    Foreign currency translation
    adjustment                        --       --          --       --            --          37,000           --           37,000

     Net loss                         --       --          --       --            --            --          (29,000)       (29,000)
                                                                                                                       -----------
       Comprehensive loss             --       --          --       --            --            --             --            8,000
                                 ---------   ------     -------   ------   -----------       -------    -----------    -----------
Balances at December 31, 2006    4,716,811   $5,000     762,612   $1,000   $10,457,000       $20,000    $12,813,000    $23,296,000

Issuances of common stock           58,333     --          --       --          64,000          --             --           64,000
Amortization of stock based
compensation                          --       --          --       --          23,000          --             --           23,000
Dividend payments                     --       --          --       --            --            --         (552,000)      (552,000)

Comprehensive income:
    Foreign currency translation
    adjustment                        --       --          --       --            --          24,000           --           24,000

     Net loss                         --       --          --       --            --            --       (1,406,000)    (1,406,000)
                                                                                                                       -----------
       Comprehensive income           --       --          --       --            --            --             --       (1,382,000)
                                 ---------   ------     -------   ------   -----------       -------    -----------    -----------
Balances at December 31, 2007    4,775,144   $5,000     762,612   $1,000   $10,544,000       $44,000    $10,855,000    $21,449,000
                                 =========   ======     =======   ======   ===========       =======    ===========    ===========

          See accompanying notes to consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                      Consolidated Statements of Cash Flows

                             Year ended December 31,

                                                           2007           2006
                                                        -----------    -----------
Cash flows from operating activities:
Net loss                                                $(1,406,000)   $   (29,000)
                                                        -----------    -----------
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                            280,000        234,000
   Provision for inventory reserve                        1,350,000        480,000
   Provision for sales returns and doubtful accounts        198,000        131,000
   Stock based compensation                                  23,000         17,000
   Changes in assets and liabilities:
     Trade accounts receivable                             (401,000)       174,000
     Inventory                                             (479,000)       508,000
     Prepaid expenses and other current assets              (69,000)        46,000
     Other assets                                           (17,000)       (18,000)
     Trade accounts payable                                  98,000        200,000
     Accrued liabilities                                    145,000       (205,000)
                                                        -----------    -----------
       Total adjustments                                  1,128,000      1,567,000
                                                        -----------    -----------
 Net cash (used in) provided by operating activities       (278,000)     1,538,000
                                                        -----------    -----------
 Cash flows from investing activities:
   Acquisition of property and equipment                    (78,000)      (202,000)
   Real estate acquisition under construction              (108,000)    (1,230,000)
   Investments in land purchase contracts                  (147,000)            --
   Investments in joint ventures                           (148,000)            --
   Investments in marketable securities                    (305,000)            --
                                                        -----------    -----------
 Net cash used in investing activities                     (786,000)    (1,432,000)
                                                        -----------    -----------
 Cash flows from financing activities:
   Borrowing on notes payable                                    --        620,000
   (Payments) on notes payable                              (88,000)       (22,000)
   Dividend payments                                       (552,000)            --
   Exercise of Class A common stock options                  64,000         24,000
                                                        -----------    -----------
 Net cash (used in) provided by financing activities       (576,000)       622,000
                                                        -----------    -----------
   Impact of exchange rates on cash                          24,000         37,000
                                                        -----------    -----------

 Net (decrease) increase in cash and cash equivalents    (1,616,000)       765,000
 Cash and cash equivalents, beginning of year             2,727,000      1,962,000
                                                        -----------    -----------
 Cash and cash equivalents, end of year                 $ 1,111,000    $ 2,727,000
                                                        ===========    ===========

 Supplemental disclosures of cash flow information:
   Cash paid for interest                               $    39,000    $    11,000
                                                        ===========    ===========
   Cash paid for income taxes, net                      $     1,000    $    13,000
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

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation. The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $231,000 as of December 31, 2007, and are presented in accrued liabilities.

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

       Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 30% and 26% of all Taitron's net purchases for 2007 and 2006, respectively. However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron's other suppliers or are available from various other sources at competitive prices. Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier's products.

       During the year ended December 31, 2007 and 2006, Taitron had one customer accounting for 0% and 22% of our net sales, respectively. Other than this customer, for the years ended December 31, 2007 and 2006, no other customer accounted for more than 8.2% and 4.2%, respectively, of our net sales.

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

       Revenue Recognition

       The Company recognizes revenue when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered. This occurs upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates of future returns. Sales returns for the years ended December 31, 2007 and 2006 aggregated $183,000 and $131,000, respectively.

       Allowance for Sales Returns and Doubtful Accounts

       On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price. The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory. The allowance for sales returns and doubtful accounts at December 31, 2007 aggregated $78,000.

       Inventory

       Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $2,506,000 at December 31, 2007. The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

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

       Stock-Based Compensation

       In September 2006, the Company's 2005 Stock Incentive Plan (the "2005 Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. We granted no shares under the 2005 Plan during 2007.

       Effective  January 1, 2006,  the Company  adopted  SFAS No. 123  (revised
       2004), "Share-Based Payment" (SFAS 123R) using the "modified prospective application.". SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period. The adoption of SFAS 123R for the year ended December 31, 2007 increased stock-based compensation expense by $23,000.

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

       In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2004 through 2006 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2003 through 2006 California Franchise Tax Returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

       We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, we did not record a cumulative effect adjustment related to the adoption of FIN 48. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

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

       Net Loss Per Share

       Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options, of approximately 384,000 and 446,000 for the years ended December 31, 2007 and 2006, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

       Recent Accounting Pronouncements

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

       In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

       In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact that SFAS No. 160 will have on its financial statements.

       In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." This statement replaces FASB Statement No. 141, "Business Combinations." This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R to have a significant impact on its results of operations or financial position.

Note 2 - Property and Equipment

      Property and equipment, at cost, is summarized as follows:

                                                                12/31/2007
                                                               -----------
     Land                                                      $ 1,297,000
     Buildings and improvements                                  5,080,000
     Furniture and equipment                                       959,000
     Computer software and equipment                             2,311,000
                                                               -----------
         Total Property and Equipment                            9,647,000
     Less: Accumulated depreciation and amortization            (4,115,000)
                                                               -----------
     Property and Equipment, net                               $ 5,532,000
                                                               ===========

Note 3 - Note Payable

      Note Payable is summarized as follows:

                                                                12/31/2007
                                                                ----------
     Bank loan  collateralized by real property,
     payable in fixed  monthly principal installments
     of $7,381,  plus interest at the rate of one year
     LIBOR + 1.8% per annum, due September 20, 2013.              $510,000

      Less current portion                                         (89,000)
                                                                 ---------
     Long-term debt, less current portion                         $421,000
                                                                 =========

       On September 29, 2006, the Company borrowed $620,000 in connection with its acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,230,000. The construction of interior improvements was completed on October 1, 2007 and the investment is currently being used as rental property for lease to others and for the Company's project design and engineering center.

Note 4 - Shareholders' Equity

       There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

       There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,775,144 issued and outstanding as of December 31, 2007. Each holder of Class A common stock is entitled to one vote for each share held.

       There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2007. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. The Company's Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

       During 2007 and 2006, the Company did not repurchase any shares of its Class A common stock. However, the Company issued 58,333 and 16,666 shares of common stock upon the exercise of stock options during 2007 and 2006, respectively (Note 7).

Note 5 - Income Taxes

       Income tax provision is summarized as follows:

                                                  Year Ended December 31,
                                                  ------------------------
                                                    2007            2006
                                                  ---------      ---------
     Current:
       Federal                                    $    --        $    --
       State                                          1,000          1,000
                                                      1,000          1,000
     Deferred:
       Federal                                     (408,000)          --
       State                                       (112,000)        (1,000)
       Increase in valuation allowance              520,000          1,000
                                                  ---------      ---------
     Income tax provision                         $   1,000      $   1,000
                                                  =========      =========

       The actual income tax provision differs from the "expected" tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                       2007         2006
                                                    ---------    ---------
       "Expected" income tax expense (benefit)      $(468,000)   $(1,000)
       State tax expense, net of Federal benefit        1,000      1,000
       Foreign (income)loss                           (16,000)    (2,000)
       Increase in valuation allowance                520,000      1,000
       Other                                          (36,000)     2,000
                                                    ---------    -------
       Income tax provision                         $   1,000    $ 1,000
                                                    =========    =======

       The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

                                                 12/31/2007      12/31/2006
                                                 ----------      ----------
     Deferred tax assets:
       Inventory reserves                         $ 1,074,000      $ 494,000
       Section 263a adjustment                         90,000         89,000
       Allowances for bad debts and returns            31,000         28,000
       Accrued expenses                                16,000         17,000
       Asset valuation reserve                         56,000         56,000
       State net operating loss carry forward          60,000         79,000
       Other                                           27,000         32,000
                                                  -----------      ---------
       Total deferred tax assets                    1,354,000        795,000
       Valuation allowance                         (1,241,000)      (721,000)
                                                      113,000         74,000
     Deferred tax liabilities:
     Deferred state taxes                            (113,000)       (74,000)
                                                  -----------      ---------
       Net deferred tax assets                    $      --        $    --
                                                  ===========      =========

       The Company has a net operating loss carryforward aggregating approximately $679,000 for state tax purposes that expires in 2015. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

       As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007 we have $ 1,354,000 of unrecognized tax benefits.

Note 6 - 401(k) Profit Sharing Plan

       In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the
       Code) covering all employees of the Company. Participants once eligible, as defined by the plan, may contribute up to the maximum allowed under the Code. The plan also provides for safe harbor matching contributions, vesting immediately, at the discretion of the Company. For the years ended December 31, 2007 and 2006, employer matching contributions aggregated approximately $37,000 and $36,000, respectively.

       The plan invests a portion of its assets in the common stock of the Company. The plan held 69,987 shares of the Company's Class A common stock at December 31, 2007.

Note 7 - Stock Options

       In September 2006, the Company' 2005 Stock Incentive Plan (the "Plan") was approved by state regulators, which authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of the Company's Class A common stock at the date of grant. Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2006: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years.

       Stock option activity during the periods indicated is as follows:


                                                            Weighted
                                                             Average
                                                Weighted      Years                    Weighted
                                                 Average    Remaining    Aggregate     Average
                                     Number     Exercise   Contractual   Intrinsic       Fair
                                   of Shares      Price        Term        Value        Value
                                   ---------   ---------   -----------   ----------    ---------
Outstanding at December 31, 2005    526,166       $1.78
   Granted                           70,000        2.52        9.93                     $0.72
   Exercised                        (16,666)       1.41          --
   Forfeited                        (77,500)       2.32          --
                                    -------
Outstanding at December 31, 2006    502,000        1.82        5.28      $296,000
   Exercised                        (58,333)       1.11          --
   Forfeited                        (29,500)       2.95          --
                                    -------
Outstanding at December 31, 2007    414,167        1.84         4.41      106,000
                                    =======
Exercisable at December 31, 2007    371,835        1.76         3.90      106,000
                                    =======

       At December 31, 2007, the range of individual weighted average exercise prices was $1.70 to $2.45.

Note 8 - Net Loss Per Share

       The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

                                                         2007           2006
                                                     -----------    -----------
  Net loss  available to common  shareholders
  used in basic and  diluted loss per share          $(1,406,000)   $   (29,000)
  Weighted  average  number of
  common  shares used in basic loss per share          5,532,825      5,477,016
                                                     -----------    -----------
Basic loss per share                                 $     (0.25)   $     (0.01)
                                                     ===========    ===========

Effect of dilutive securities:
  Options                                                   --             --
  Weighted average number of common shares and
  dilutive potential shares used in diluted
  loss per share                                       5,532,825      5,477,016
                                                     -----------    -----------
Diluted loss per share                               $     (0.25)   $     (0.01)
                                                     ===========    ===========

Note 9 - Commitments and Contingencies

       Legal and Regulatory Proceedings
       --------------------------------
       The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to its financial condition.

       Inventory Purchasing
       --------------------
       Outstanding commitments to purchase inventory from suppliers aggregated $1,500,000 as of December 31, 2007.

       Software Upgrade
       ----------------
       The  Company is in  process of  upgrading  its Oracle ERP  software  to a
       current  version  and  has  outstanding   commitments  for   professional
       consulting services that aggregated $50,000 as of December 31, 2007.

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

Note 10 - Geographic information

       The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers:

                                                                 Long-lived
                                                 Revenues          Assets
                                                 --------        ----------
     United States                              $4,818,000       $3,799,000
     Mexico                                        994,000          179,000
     Brazil                                        512,000               --
     Taiwan                                        479,000          305,000
     China                                         145,000        1,249,000
     Canada                                         75,000               --
     Other foreign countries                       516,000               --
                                                ----------       ----------
     Total                                      $7,539,000       $5,532,000
                                                ==========       ==========

Note 11 - Subsequent Events

       On March 28, 2008 we declared an annual cash dividend of $0.05 per share of Class A Common Stock and Class B Common Stock, payable on April 22, 2008, to shareholders of record at the close of business on April 15, 2008. The dividend was declared in connection with our prior decision in 2007 to establish an annual cash dividend policy of up to $0.10 per share on Class A and Class B Common Stock for a period of five years. The dividend amount for 2008 was reduced from $0.10 to $0.05 per share due to $786,000 of net cash used in investing activities and $278,000 of net cash used in operating activities during 2007. See "Management's Discussion and Analysis - Results of Operations; Liquidity and Capital Resources."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

ITEM 8A.  CONTROLS AND PROCEDURES.

       a.1) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

       a.2) Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

       Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

       Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management primarily used their extensive knowledge and direct supervision of controls. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

       Management's assessment report was not subject to attestation by the Company's registered public accounting firm and as such, no attestation was performed pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's assessment report for the year ended December 31, 2007.

       b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

            None

                                    PART III

ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS,  CONTROL   PERSONS   AND
        CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required by Item 9, with the exception of the information provided below concerning the Company's Code of Ethics, will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors",
       "Compliance with Section 16(a) - Beneficial Ownership Reporting" and "Report of the Audit Committee" and is incorporated herein by this reference. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2007.

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

ITEM 12.  CERTAIN    RELATIONSHIPS   AND   RELATED   TRANSACTIONS  AND  DIRECTOR
          INDEPENDENCE.

            The  information  required  by  Item  12 will  appear  in the  Proxy
       Statement   under  the  caption   "Certain   Relationships   and  Related
       Transactions" and is incorporated herein by this reference.

ITEM 13.  EXHIBITS.
--------  ---------

3.1       Articles of Incorporation of Taitron Components Incorporated. (1)
3.2       Bylaws.  (1)
4.1       Specimen certificate evidencing Class A common stock. (1)
4.2       Form of Underwriter's Warrant.  (1)
10.1*     Form of Director and Officer Indemnification Agreement. (1)
10.2*     2005 Stock Incentive Plan. (2)
21.1**    List of Subsidiaries.
23.1**    Consent of Independent Registered Public Accounting Firm - Haskell &
            White LLP.
24.1**    Power of Attorney (contained on the signature page hereof).
31.1**    Principal Executive and Financial Officer - Section 302 Certification.
32.1**    Principal Executive and Financial Officer - Section 906 Certification.
--------------------------------------------------------------------------------

*     Management contract or compensatory plan or arrangement.
**    Filed herewith.
(1) Incorporation by reference from the Company's Registration Statement on Form SB-2, Registration No. 33-90294-LA.
(2) Incorporated by reference from the Company's Definitive Proxy Statement on Form DEF-14 filed May 2, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information regarding principal accountant fees and services will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is incorporated herein by this reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Taitron Components Incorporated

Dated:  March 31, 2008                By: /s/ Stewart Wang
                                          ------------------------------------
                                          Stewart Wang
                                          Chief Executive Officer, President and
                                          Chief Financial Officer

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

    Signature                       Title                              Date
    ---------                       -----                              ----

/s/ Johnson Ku               Chairman of the Board                March 31, 2008
--------------------------------------------------------------------------------
Johnson Ku

/s/ Stewart Wang             Chief Executive Officer, President,  March 31, 2008
--------------------------------------------------------------------------------
Stewart Wang                 Chief Financial Officer and Director
                             (Principal Executive, Financial
                             and Accounting Officer)

/s/ Richard Chiang           Director                             March 31, 2008
--------------------------------------------------------------------------------
Richard Chiang

/s/ Craig Miller             Director                             March 31, 2008
--------------------------------------------------------------------------------
Craig Miller

/s/ Felix Sung               Director                             March 31, 2008
--------------------------------------------------------------------------------
Felix Sung