Form 10KSB/A
period 2007-12-31
TAITRON COMPONENTS INC
filed 2008-05-02
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on March 31, 2008 is being filed to amend our certification filed pursuant to Exchange Act Rule 13a-14(a). Our certification was not in the exact form prescribed by Item 601(b)(31) of Regulation S-B as it omitted (i) paragraph 4(b) and (ii) the portion of the introductory language in paragraph 4 that refers to the responsibility of the certifying officers for establishing and maintaining the registrant's internal control over financial reporting.

This Amendment No. 1 on Form 10-KSB/A does not change our previously reported financial statements or any of the other disclosures previously contained in
Part I or Part II.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Taitron Components Incorporated

Dated: May 2, 2008                        By: /s/ Stewart Wang
                                              ----------------------
                                              Stewart Wang

                                          Chief Executive Officer, President and
                                          Chief Financial Officer