Form 10QSB
period 2008-03-31
TAITRON COMPONENTS INC
filed 2008-05-15
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number: 0-25844
                         TAITRON COMPONENTS INCORPORATED
             (Exact name of registrant as specified in its charter)

          California                                  95-4249240
--------------------------------------------------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

       28040 West Harrison Parkway, Valencia, California 91355-4162
            (Address of principal executive offices)     (Zip Code)

                                 (661) 257-6060
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

      Large accelerated filer [ ]
      Non-accelerated filer [ ] (Do not check if a smaller reporting company) Accelerated filer [ ]
      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                       Outstanding on April 30, 2008
-------------------------------------       -----------------------------
Class A common stock, $.001 par value                  4,777,144
Class B common stock, $.001 par value                    762,612

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheet at March 31, 2008

            Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

            Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Item 4.     Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheet

                                                                                          March 31
                                                                                       -------------
                                       Assets                                           (Unaudited)
  Current assets:
      Cash and cash equivalents                                                         $  1,106,000
      Trade accounts receivable, net                                                       1,131,000
      Inventory, net                                                                      14,762,000
      Prepaid expenses and other current assets                                              197,000
                                                                                        ------------
            Total current assets                                                          17,196,000

  Property and equipment, net                                                              5,464,000
  Other assets (Note 3)                                                                      731,000
                                                                                        ------------
            Total assets                                                                $ 23,391,000
                                                                                        ============

                        Liabilities and Shareholders' Equity
  Current liabilities:
      Trade accounts payable                                                             $ 1,013,000
      Accrued liabilities and other                                                          235,000
      Current portion of long-term debt                                                       89,000
                                                                                         -----------
            Total current liabilities                                                      1,337,000

   Long-term debt, less current portion (Note 4)                                             399,000
                                                                                         -----------
            Total liabilities                                                              1,736,000
                                                                                         ===========

  Commitments and contingencies (Note 6)
  Minority interest in subsidiary                                                            251,000

  Shareholders' equity:
      Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
        None issued or outstanding.
        Class A common stock, $.001 par value.  Authorized 20,000,000 shares;                  5,000
        issued and outstanding 4,777,144 shares.
        Class B common stock, $.001 par value.  Authorized, issued and outstanding             1,000
        762,612 shares.
      Additional paid-in capital                                                          10,551,000
      Accumulated other comprehensive income, net of tax                                      19,000
      Retained earnings                                                                   10,828,000
                                                                                        ------------

            Total shareholders' equity                                                    21,404,000
                                                                                        ------------

            Total liabilities and shareholders' equity                                  $ 23,391,000
                                                                                        ============

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations


                                                                 Three months ended March 31,
                                                                     2008            2007
                                                                 -----------     ------------
                                                                (Unaudited)       (Unaudited)

Net sales                                                        $ 2,005,000     $ 1,855,000
Cost of goods sold                                                 1,395,000       1,355,000
                                                                 -----------     -----------
Gross profit                                                         610,000         500,000

Selling, general and administrative expenses                         687,000         691,000
                                                                 -----------     -----------
Operating loss                                                       (77,000)       (191,000)

Interest income, net                                                   4,000          11,000
Other income, net                                                     46,000          (8,000)
                                                                 -----------     -----------
Loss before income taxes                                             (27,000)       (188,000)

Income tax provision                                                      --          (2,000)
                                                                 -----------     -----------

Net loss                                                         $   (27,000)    $  (190,000)
                                                                 ===========     ===========

Other Comprehensive Loss:
      Foreign currency translation adjustment                        (25,000)         16,000
                                                                 -----------     -----------
Comprehensive loss                                               $   (52,000)    $  (174,000)
                                                                 ===========     ===========
Net loss per share:  Basic & Diluted                             $     (0.00)    $     (0.03)
                                                                 ===========     ===========
Weighted average common shares outstanding:  Basic & Diluted       5,539,423       5,519,701
                                                                 ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows

                                                                 Three months ended March 31,
                                                                     2008            2007
                                                                 -----------     ------------
                                                                 (Unaudited)      (Unaudited)
Cash flows from operating activities:
Net loss                                                         $   (27,000)    $  (190,000)
                                                                 -----------     -----------
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
      Depreciation and amortization                                   68,000          56,000
      Provision for sales returns and doubtful accounts               36,000          22,000
      Stock based compensation                                         5,000           7,000
      Changes in assets and liabilities:
         Trade accounts receivable                                   283,000        (337,000)
         Inventory                                                    60,000         186,000
         Prepaid expenses and other current assets                   (23,000)       (114,000)
         Other assets                                                (18,000)       (155,000)
         Trade accounts payable                                     (305,000)       (153,000)
         Accrued liabilities                                         (59,000)        (56,000)
         Minority interest in subsidiary                              20,000         124,000
                                                                 -----------     -----------
            Total adjustments                                         67,000        (420,000)
                                                                 -----------     -----------
Net cash provided by (used in) operating activities                   40,000        (610,000)
                                                                 -----------     -----------

Cash flows from investing activities:
      Investments in marketable securities                                --        (305,000)
                                                                 -----------     -----------
Net cash used in investing activities                                     --        (305,000)
                                                                 -----------     -----------

Cash flows from financing activities:
      (Payments) on notes payable                                    (22,000)        (22,000)
      Dividend payments                                                   --        (552,000)
      Exercise of Class A common stock options                         2,000          54,000
                                                                 -----------     -----------
Net cash used in financing activities                                (20,000)       (520,000)
                                                                 -----------     -----------
      Impact of exchange rates on cash                               (25,000)         16,000
                                                                 -----------     -----------
Net decrease in cash and cash equivalents                             (5,000)     (1,419,000)
Cash and cash equivalents, beginning of year                       1,111,000       2,727,000
                                                                 -----------     -----------
Cash and cash equivalents, end of year                           $ 1,106,000     $ 1,308,000
                                                                 ===========     ===========
Supplemental disclosures of cash flow information:
      Cash paid for interest                                         $ 8,000     $    10,000
                                                                 ===========     ===========
      Cash paid for income taxes, net                                $ 1,000     $     1,000
                                                                 ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2008
                           (All amounts are unaudited)

Note 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Taitron Components Incorporated ("the Company") were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation. Therefore, they should be read in conjunction with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2 - Summary of Significant Accounting Policies and Estimates

      Principles of Consolidation

      The unaudited condensed consolidated financial statements includes our 60% majority-owned subsidiary, Taitron Components Mexico SA de CV. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended March 31, 2008 and 2007 were $30,000 and $17,000, respectively.

      Allowance for Sales Returns and Doubtful Accounts

      On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at March 31, 2008 aggregated $86,000.

      Inventory

      Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $2,657,000 at March 31, 2008.

      Income Taxes

      In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions. The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2005, 2006 and 2007; and California (State) - 2004, 2005, 2006 and 2007. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

      Net Loss Per Share

      Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options, of approximately 370,000 and 381,000 for the three months ended March 31, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

      Stock-Based Compensation

      Accounting for stock options issued to employees follows the provisions of SFAS No. 123R, "Share-Based Payment". This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of options granted to employees. This model requires significant estimates related to the award's expected life and future stock price volatility.

      Stock option activity during the three months ended March 31, 2008 is as follows:

                                                                        Weighted
                                                                        Average
                                                           Weighted       Years
                                                           Average      Remaining     Aggregate
                                             Number       Exercise     Contractual    Intrinsic
                                            of Shares       Price         Term          Value
                                            ---------       -----         ----          -----
      Outstanding at December 31, 2007        414,167      $ 1.84         4.41        $ 106,000
            Granted                            51,000        1.63         8.01
            Exercised                          (2,000)       1.00           --
            Forfeited                          (1,167)       2.45           --
                                              -------
      Outstanding at March 31, 2008           462,000        1.82         3.78           26,300
                                              =======
      Exercisable at March 31, 2008           368,668        1.76         3.53           26,300
                                              =======

      At March 31, 2008, the range of individual outstanding weighted average exercise prices was $1.74 to $2.45.

      Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the impact that SFAS No. 160 will have on our financial statements.

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a significant impact on our results of operations or financial position.

      In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a significant impact on our results of operations or financial position.

Note 3 - Other Assets

                                                3/31/2008
                                                ---------
      Investment in securities                  $ 400,000
      Investment in land purchase contract        147,000
      Investment in joint venture                 147,000
      Other                                        37,000
                                                ---------
            Other Assets                        $ 731,000
                                                =========

      Our $400,000 investment in securities as of March 31, 2008 relates to approximately 4.5% of the outstanding shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products. This investment is accounted for under the cost method basis of accounting.

      Our $147,000 investment in land purchase contract as of March 31, 2008, represents a deposit on land in Yangzhou, China.

      Our $147,000 investment in joint venture as of March 31, 2008, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited. This joint venture is not considered to be a "Variable Interest Entity", as defined under FAS Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.

Note 4 - Note Payable

                                                                   3/31/2008
                                                                   ---------
       Bank loan collateralized by real property, payable
       in fixed monthly principal installments of $7,381,
       plus interest at the rate of one year LIBOR + 1.8%
       per annum, due September 20, 2013.                          $488,000

            Less current portion                                    (89,000)
                                                                   --------
       Long-term debt, less current portion                        $399,000
                                                                   ========

      On September 21, 2006, we borrowed $620,000 in connection with our acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,240,000. The investment will be used as rental property for lease to others and for our project design and engineering center.

Note 5 - Related Party Transactions

      During the period ended March 31, 2008, we purchased electronic component products of approximately $288,000 from Princeton Technology Corporation ("PTC"), a company controlled by Mr. Chiang, one of our directors. All of these purchases were for products we carried in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm's length basis. We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

      During the period ended March 31, 2008, we made payments of $6,000, to K.S. Best International Co. Ltd., a company controlled by our Chief Executive Officer. These payments were for professional fees related to the operational management of our Taiwan office.

Note 6 - Commitments and Contingencies

      Inventory Purchasing
      Outstanding commitments to purchase inventory from suppliers aggregated $713,000 as of March 31, 2008.

      Cash Dividend
      On March 28, 2008 we declared an annual cash dividend of $0.05 per share of Class A Common Stock and Class B Common Stock, payable on April 22, 2008, to shareholders of record at the close of business on April 15, 2008. Outstanding commitment to fund this cash dividend payment aggregated $277,000 as of March 31, 2008.

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

      Legal and Regulatory Proceedings
      None.

Note 7 - Subsequent Events

      On April 21, 2008, we entered into a credit facility from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, providing up to $3 million for operating purposes at an interest rate of Prime + 0.25%, secured by our real property located in Valencia, California. As of the date of this Report, we have not yet used this credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in
Item 1 of this report as well as our most recent annual report on Form 10-KSB for the year ended December 31, 2007. Also, several of the matters discussed in this document contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements usually are denoted by words or phrases such as "believes," "expects," "projects," "estimates," "anticipates," "will likely result" or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties. Factors associated with the forward looking statements that could cause the forward looking statements to be inaccurate and could otherwise impact our future results are set forth in detail in our most recent annual report on Form 10-KSB. In addition to the other information contained in this document, readers should carefully consider the information contained in our most recent annual report on Form 10-KSB under the heading "Cautionary Statements and Risk Factors."

      References to "Taitron," "the Company," "we," "our" and "us" refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

Critical Accounting Policies and Estimates

      Use Of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended March 31, 2008 were $30,000 and $17,000, respectively. The allowance for sales returns and doubtful accounts at March 31, 2008 aggregated $86,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $14,762,000 at March 31, 2008, which is presented net of valuation allowances of $2,657,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      Deferred Taxes - In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. A tax position that meet the "more-likely-than-not" criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes. FIN48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN48 as of January 1, 2007. Based on our preliminary analysis, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position including our effective tax rate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48. In addition, we have not recorded any accrued interest nor penalties related to income tax. It is our policy to classify interest and penalties related to income tax as income taxes in our financial statements. The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal - 2005, 2006 and 2007; and California (State) - 2004, 2005, 2006 and 2007.

Overview

      We distribute discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products and supply ODM products for our customer's multi-year turn-key projects.

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales in such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). Looking forward, we plan to offer commodity Integrated Circuits (ICs) as an extension of current discrete semiconductor lines in 2008.

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

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2008, consolidated financial statements representing approximately 86% of current assets and 63% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2008 versus first quarter of 2007.

      Net sales in the first quarter of 2008 totaled $2,005,000 versus $1,855,000 in the comparable period for 2007, an increase of $150,000 or 8.1% over the same period last year. The overall increase came from our ODM Product sales increasing by $210,000, when comparing $210,000 for the first quarter of 2008 with $0 in the same period last year.

      Gross profit for the first quarter of 2008 was $610,000 versus $500,000 in the comparable period for 2007, and gross margin percentage of net sales was 30.4% in the first quarter of 2008 versus 26.9% in the comparable period for 2007. The increase was attributed to the increase in our ODM product sales, which earn a higher average gross margin relative to our component product sales mix.

      Selling, general and administrative ("SG&A") expenses in the first quarter of 2008 totaled $687,000 versus $691,000 in the comparable period for 2007. Effective January 1, 2006, we adopted SFAS 123(R) and such had a $5,000 financial impact to our SG&A for the first quarter of 2008, as compared to $7,000 financial impact for the same period last year.

      Interest income, net of interest expense, was $4,000 for the first quarter of 2008 versus $11,000 in the comparable period for 2007.

      Income tax provision was $0 for the first quarter of 2008 and $2,000 in the comparable period for 2007, as we do not expect significant taxable income for fiscal year 2008.

      Net loss was $27,000 for the first quarter of 2008 versus $190,000 in the comparable period for 2007, a decrease of $163,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

      We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended March 31, 2008 are as follows:

                                             Three months ended March 31,
                                           --------------------------------
                                               2008                2007
                                           ------------        ------------
                                            (Unaudited)         (Unaudited)
      Operating activities..............        40,000            (610,000)
      Investing activities..............            --            (305,000)
      Financing activities..............       (20,000)           (520,000)

      Cash flows provided by (used in) operating activities were $40,000 and $(610,000) for the three months ended March 31, 2008 and 2007, respectively. The increase of $650,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily collections of accounts receivable.

      Cash flows used in investing activities were $0 and $305,000 for the three months ended March 31, 2008 and 2007, respectively. The 2007 outflows came from our $305,000 investment in the preferred stock of Zowie Technology Corporation.

      Cash flows used in financing activities were $20,000 and $520,000 for the three months ended March 31, 2008 and 2007, respectively. The 2007 outflows came primarily from our cash dividend payment $552,000 paid in the first quarter of 2007.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         None.

Item 4.  Controls and Procedures.


Evaluation of Disclosure Controls and Procedures
         Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) required by Exchange Act

Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Evaluation of Changes in Internal Control over Financial Reporting
         Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, including our Chief Executive and Chief Financial Officer, is responsible for evaluating any change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange
Act), that occurred during each of our fiscal quarters that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, we have determined that, during the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         There were no issuances or sales of our securities by us during the quarter ended March 31, 2008 that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits.

Exhibit
Number         Description of Document
------------  ------------------------------------------------------------------

31 * Rule 13a-14(a)/ 15d-14(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32 * 18 U.S.C. section 1350 Certification pursuant to Section 906 of the Sarbanes-Oxley Act
*              File herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TAITRON COMPONENTS INCORPORATED


Date:  May 15, 2008                     By: /s/ Stewart Wang
                                            ----------------
                                            Stewart Wang
                                            Chief Executive Officer, President,
                                            Chief Financial Officer and Director
                                            (Principal Executive, Financial and
                                            Accounting Officer)