Form 10-Q
period 2008-06-30
TAITRON COMPONENTS INC
filed 2008-08-14
CIK 942126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2008
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ______

                         Commission File Number: 0-25844
                         TAITRON COMPONENTS INCORPORATED
             (Exact name of registrant as specified in its charter)

                  California                              95-4249240
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

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

     Large accelerated filer [ ]                 Accelerated filer [ ]
     Non-accelerated filer   [ ]                 Smaller reporting company  [X]
     (Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                             Outstanding on July 31, 2008
-------------------------------------            ----------------------------
Class A common stock, $.001 par value                       4,777,144
Class B common stock, $.001 par value                         762,612

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets at June 30, 2008
        (unaudited) and December 31, 2007                                      1

        Condensed Consolidated Statements of Operations for the
        three and six months ended June 30, 2008 and 2007                      2

        Condensed Consolidated Statements of Cash Flows for the
        six months ended June 30, 2008 and 2007                                3

        Notes to Condensed Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              8

Item 3. Quantitative and Qualitative Disclosures About Market Risk            11

Item 4. Controls and Procedures                                               11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           12

Item 3. Defaults Upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   12

Item 5. Other Information                                                     12

Item 6. Exhibits                                                              12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         TAITRON COMPONENTS INCORPORATED

                      Condensed Consolidated Balance Sheets

                                                                                     June 30,    December 31,
                                                                                      2008           2007
                                                                                   -----------   -----------
                                      Assets                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                                      $ 1,490,000   $ 1,111,000
    Trade accounts receivable, net                                                   1,413,000     1,450,000
    Inventory, net                                                                  14,113,000    14,822,000
    Prepaid expenses and other current assets                                          167,000       174,000
                                                                                   -----------   -----------
           Total current assets                                                     17,183,000    17,557,000

Property and equipment, net                                                          5,409,000     5,532,000
Other assets (Note 2)                                                                  728,000       713,000
                                                                                   -----------   -----------

           Total assets                                                            $23,320,000   $23,802,000
                                                                                   ===========   ===========

                       Liabilities and Shareholders' Equity
Current liabilities:
    Trade accounts payable                                                         $   787,000   $ 1,318,000
    Accrued liabilities and other                                                      293,000       525,000
    Current portion of long-term debt                                                   89,000        89,000
                                                                                   -----------   -----------
           Total current liabilities                                                 1,169,000     1,932,000

 Long-term debt, less current portion (Note 3)                                         876,000       421,000
                                                                                   -----------   -----------

           Total liabilities                                                         2,045,000     2,353,000
                                                                                   -----------   -----------

Commitments and contingencies (Note 6)
Minority interest in subsidiary                                                        251,000       251,000

Shareholders' equity:
    Preferred stock, $.001 par value.  Authorized 5,000,000 shares.
      None issued or outstanding.
      Class A common stock, $.001 par value.  Authorized 20,000,000 shares;              5,000         5,000
      issued and outstanding 4,777,144 and 4,775,144 shares at June 30, 2008 and
      December 31, 2007, respectively.
      Class B common stock, $.001 par value.  Authorized, issued and outstanding         1,000         1,000
      762,612 shares.
    Additional paid-in capital                                                      10,557,000    10,544,000
    Accumulated other comprehensive income, net of tax                                  12,000        44,000
    Retained earnings                                                               10,449,000    10,855,000
                                                                                   -----------   -----------

           Total shareholders' equity                                               21,024,000    21,449,000
                                                                                   -----------   -----------

           Total liabilities and shareholders' equity                              $23,320,000   $23,802,000
                                                                                   ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Operations

                                              Three months ended June 30,     Six months ended June 30,
                                                   2008           2007           2008           2007
                                               -----------    -----------    -----------    -----------
                                               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net sales                                      $ 2,029,000    $ 1,623,000    $ 4,034,000    $ 3,478,000
Cost of goods sold                               1,476,000      1,171,000      2,871,000      2,526,000
                                               -----------    -----------    -----------    -----------
Gross profit                                       553,000        452,000      1,163,000        952,000

Selling, general and administrative expenses       698,000        703,000      1,385,000      1,394,000
                                               -----------    -----------    -----------    -----------
Operating loss                                    (145,000)      (251,000)      (222,000)      (442,000)

Interest income, net                                    --         13,000          4,000         34,000
Other income (loss), net                            44,000          4,000         90,000        (14,000)
                                               -----------    -----------    -----------    -----------
Loss before income taxes                          (101,000)      (234,000)      (128,000)      (422,000)

Income tax provision                                (1,000)        (1,000)        (1,000)        (3,000)
                                               -----------    -----------    -----------    -----------
Net loss                                       $  (102,000)   $  (235,000)   $  (129,000)   $  (425,000)
                                               ===========    ===========    ===========    ===========
Other Comprehensive Loss:
     Foreign currency translation adjustment        (7,000)            --        (32,000)         4,000
                                               -----------    -----------    -----------    -----------
Comprehensive loss                             $  (109,000)   $  (235,000)   $  (161,000)   $  (421,000)
                                               ===========    ===========    ===========    ===========
Net loss per share:  Basic & Diluted           $     (0.02)   $     (0.04)   $     (0.02)   $     (0.08)
                                               ===========    ===========    ===========    ===========
Weighted average common shares outstanding:
  Basic & Diluted                                5,539,756      5,536,089      5,539,756      5,527,895
                                               ===========    ===========    ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

                 Condensed Consolidated Statements of Cash Flows

                                                         Six months ended June 30,
                                                            2008            2007
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net loss                                               $  (129,000)   $  (425,000)
                                                         -----------    -----------
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                           128,000        116,000
     Provision for sales returns and doubtful accounts        63,000        142,000
     Stock based compensation                                 11,000         14,000
     Changes in assets and liabilities:
        Trade accounts receivable                            (26,000)      (239,000)
        Inventory                                            709,000        382,000
        Prepaid expenses and other current assets              7,000       (128,000)
        Trade accounts payable                              (531,000)      (453,000)
        Accrued liabilities                                   (1,000)        51,000
        Minority interest in subsidiary                       20,000             --
                                                         -----------    -----------
           Total adjustments                                 380,000       (115,000)
                                                         -----------    -----------
Net cash provided by (used in) operating activities          251,000       (540,000)
                                                         -----------    -----------
Cash flows from investing activities:
  Acquisition of property and equipment                       (5,000)        (2,000)
  Investments in marketable securities                            --       (305,000)
  Investments in land purchase contracts                                   (147,000)
  Other assets                                               (15,000)       (10,000)
                                                         -----------    -----------
Net cash used in investing activities                        (20,000)      (464,000)
                                                         -----------    -----------
Cash flows from financing activities:
  Borrowings on notes payable                                500,000             --
  Payments on notes payable                                  (45,000)       (44,000)
  Dividend payments                                         (277,000)      (552,000)
  Exercise of Class A common stock options                     2,000         65,000
                                                         -----------    -----------
Net cash provided by (used in) financing activities          180,000       (531,000)
                                                         -----------    -----------
  Impact of exchange rates on cash                           (32,000)         4,000
                                                         -----------    -----------
Net increase (decrease) in cash and cash equivalents         379,000     (1,531,000)
Cash and cash equivalents, beginning of year               1,111,000      2,727,000
                                                         -----------    -----------
Cash and cash equivalents, end of year                   $ 1,490,000    $ 1,196,000
                                                         ===========    ===========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                 $    15,000    $    20,000
                                                         ===========    ===========
  Cash paid for income taxes, net                        $     1,000    $     1,000
                                                         ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         TAITRON COMPONENTS INCORPORATED

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In 1989, we were formed and incorporated in California. We maintain a majority-owned subsidiary in Mexico (since 1998) and three divisions in each of Taiwan (since 1998), Brazil (since 1998) and China (since 2005). Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing, purchases and coordinating the manufacture of our products. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for our projects.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation, therefore, they should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns. Reserves for sales allowances and customer returns are established based upon historical experience and management's estimates as shipments are made. Sales returns for the quarters ended June 30, 2008 and 2007 were $24,000 and $119,000, respectively, and for the six months ended June 30, 2008 and 2007 aggregated $54,000 and $136,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return. Requests by a distributor to return products purchased for its own inventory generally are not included under this policy. We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price. We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory. The allowance for sales returns and doubtful accounts at June 30, 2008 aggregated $89,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. Inventory is presented net of valuation allowances of $2,807,000 at June 30, 2008.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Common equivalent shares, consisting primarily of stock options, of approximately 369,000 and 344,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately 370,000 and 373,000 for the six months ended June 30, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Reclassification

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Stock-Based Compensation

Accounting for stock options issued to employees follows the provisions of SFAS No. 123R, "Share-Based Payment". This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. We use the Black-Scholes option pricing model to measure the fair value of options granted to employees. The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2008: dividend yield of 5%; expected volatility of 49%; a risk free interest rate of approximately 3.5% and an expected holding period of five years.

Stock option activity during the three months ended June 30, 2008 is as follows:


                                                         Weighted
                                             Weighted  Average Years
                                              Average    Remaining    Aggregate
                                    Number   Exercise   Contractual   Intrinsic
                                  of Shares   Price        Term         Value
                                  ---------  --------  -------------  ---------
Outstanding at December 31, 2007   414,167     $1.84        4.41       $106,000
   Granted                          51,000      1.63        8.01             --
   Exercised                        (2,000)     1.00          --             --
   Forfeited                        (1,167)     2.45          --             --
                                  --------
Outstanding at June 30, 2008       462,000     $1.82        3.55       $  1,000
                                  ========
Exercisable at June 30, 2008       368,668     $1.76        3.28       $  1,000
                                  ========

At June 30, 2008, the range of individual outstanding weighted average exercise prices was $1.74 to $2.45.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). This statement replaces FASB Statement No. 141, Business Combinations. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"), which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

2 - OTHER ASSETS

                                                                       6/30/2008
                                                                       ---------
Investment in securitites                                               $406,000
Investment in land purchase contract                                     147,000
Investment in joint venture                                              147,000
Other                                                                     28,000
                                                                        --------
  Other Assets                                                          $728,000
                                                                        ========

Our $406,000 investment in securities as of June 30, 2008 relates to approximately 4.5% of the outstanding shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products. This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in land purchase contract as of June 30, 2008, represents a 49% share of refundable deposit on approximately 3.3 acres (U.S. equivalent) of land located in Yangzhou, China. The total cost of our 49% share of this land expected to be reduced to approximately $54,000 within one year.

Our $147,000 investment in joint venture as of June 30, 2008, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited. This joint venture is not considered to be a "Variable Interest Entity", as defined under FAS Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting. This joint venture is not operational and as such, there has been no activity in this joint venture during 2008.

3 - NOTES PAYABLE

                                                                      6/30/2008
                                                                     ----------
Bank loan collateralized by real property, payable
  in fixed monthly principal installments of $7,381,
  plus interest at the rate of one year LIBOR + 1.8%                  $ 465,000
  per annum, due September 20, 2013.

Promissory note collaterilzed by real property, payable
  in monthly interest only installments, at the rate of               $ 500,000
  Prime + 0.25% per annum, due June 3, 2010.
     Less current portion                                               (89,000)
                                                                      ---------
Long-term debt, less current portion                                  $ 876,000
                                                                      =========

On September 21, 2006, we borrowed $620,000 in connection with our acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,240,000. The investment will be used as rental property for lease to others and for our project design and engineering center.

On April 21,2008 we secured $3,000,000 credit facility from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011. On June 3, 2008, we borrowed $500,000 in connection with this credit facility.

4 - CASH DIVIDEND

On March 28, 2008 we declared an annual cash dividend of $0.05 per share of Class A Common Stock and Class B Common Stock, paid on April 22, 2008 in the amount of $277,000, to shareholders of record at the close of business on April 15, 2008.

5 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2008, we purchased electronic component products of approximately $69,000 for the quarter and $357,000 for the six months, from Princeton Technology Corporation ("PTC"), a company controlled by Mr. Chiang, one of our directors. All of these purchases were for products we carried in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm's length basis. We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

During the period ended June 30, 2008, we made payments of $6,000 for the quarter and $12,000 for the six months, to K.S. Best International Co. Ltd., a company controlled by our Chief Executive Officer. These payments were for professional fees related to the operational management of our Taiwan office.

During the period ended June 30, 2008, we borrowed $500,000 from K.S. Best International Co. Ltd., a company controlled by our Chief Executive Officer, see
Note 3.

6 - COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
--------------------
Outstanding commitments to purchase inventory from suppliers aggregated $1,100,000 as of June 30, 2008.

Regulation
----------
On July 1, 2006, the European Union ("EU") directive relating to the Restriction of Certain Hazardous Substance ("RoHS") restricted the distribution of products within the EU containing certain substances, including lead. Further, many of our suppliers are not yet supplying RoHS compliant products. The legislation is effective and some of our inventory has become obsolete. Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information. Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

Legal and Regulatory Proceedings
--------------------------------
None.

7 - SUBSEQUENT EVENTS

On August 13, 2008, NASDAQ informed us that our Class A common stock has not maintained a minimum bid price of $1.00 per share required for continued inclusion by Marketplace Rule 4310(c)(8)(D) (the "Rule"). Therefore, we have been provided 180 calendar days or until February 9, 2009, to regain compliance under the Rule. If, at anytime before February 9, 2009, the bid price of our Class A common closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ expects to provide written notification that we comply with the Rule. However, if compliance with this Rule cannot be demonstrated by February 9, 2009, NASDAQ expects to determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If determined we still meet the initial listing criteria, NASDAQ expects to grant an additional 180 calendar day compliance period or until August 8, 2009. If we are not eligible for an additional compliance period, NASDAQ expects to provide written notification that our securities will be delisted. At that time, we may appeal NASDAQ's determination to delist our securities to a Listing Qualifications Panel.

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

      References to "Taitron," "the Company," "we," "our" and "us" refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise specifically defines.

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

      Revenue Recognition - Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the quarters ended June 30, 2008 and 2007 were $24,000 and $119,000, respectively and the six months ended June 30, 2008 and 2007 aggregated $54,000 and $136,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2008 aggregated $89,000.

      Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value. We had inventory balances in the amount of $14,113,000 at June 30, 2008, which is presented net of valuation allowances of $2,807,000. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

      We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000. As a result, we have experienced declining sales in such components since early 2001. In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers. In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs). We also offer commodity Integrated Circuits (ICs) as an extension of current discrete semiconductor lines, since 2007.

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

      In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2008, consolidated financial statements representing approximately 82% of current assets and 61% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

      Since the beginning of 2001, our gross profit margins in general have been stable. Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2008 versus second quarter of 2007.
-----------------------------------------------------

      Net sales in the second quarter of 2008 totaled $2,029,000 versus $1,623,000 in the comparable period for 2007, an increase of $406,000 or 25% over the same period last year. The overall increase came from our IC sales increasing by $210,000 and our ODM product sales increasing by $99,000, compared with the prior period.

      Gross profit for the second quarter of 2008 was $553,000 versus $452,000 in the comparable period for 2007, and gross margin percentage of net sales was 27.3% in the second quarter of 2008 versus 27.9 % in the comparable period for 2007.

      Selling, general and administrative ("SG&A") expenses in the second quarter of 2008 totaled $698,000 versus $703,000 in the comparable period for 2007. The decrease was primarily attributed to decreases to salaries and benefits by $12,000, supplies by $7,000 and rents by $7,000, partially offset by increases to our travel by $9,000 and professional fees by $11,000. Also, effective January 1, 2006, we adopted SFAS 123(R) and such had a $6,000 financial impact to our SG&A for the second quarter of 2008, as compared to $7,000 financial impact for the same period last year.

      Interest income, net of interest expense, was $0 for the second quarter of 2008 versus $13,000 in the comparable period for 2007. The net interest income for the second quarter of 2008 was completely offset by interest expense due on our borrowings, as compared to investment income from cash on hand in the prior period.

      Other income, net of other losses, in the three months ended June 30, 2008 was $44,000 versus $4,000 in the comparable period for 2007. The increase came primarily from rental income of $23,000 in the second quarter of 2008, compared to $0 in the comparable period for 2007.

      Income tax provision was $1,000 for the second quarter of 2008 and $1,000 in the comparable period for 2007, as we do not expect significant taxable income for fiscal year 2008.

      Net loss was $102,000 for the second quarter of 2008 versus $235,000 in the comparable period for 2007, a decrease of $133,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2007.
---------------------------------------------------------------------

      Net sales in the six months ended June 30, 2008 was $4,034,000 versus $3,478,000 in the comparable period for 2007, an increase of $556,000 or 16% over the same period last year. The overall increase came from our IC sales increasing by $179,000 and our ODM product sales increasing by $309,000, compared with the prior period.

      Gross profit for the six months ended June 30, 2008 was $1,163,000 versus $952,000 in the comparable period for 2007, and gross margin percentage of net sales was approximately 28.8% for the six months ended June 30, 2008 and 27.4% for 2007, respectively.

      Selling, general and administrative ("SG&A") expenses in the six months ended June 30, 2008 totaled $1,385,000 versus $1,394,000 in the comparable period for 2007. The decrease was primarily attributed to decreases to salaries and benefits by $15,000, supplies by $7,000 and rents by $13,000, partially offset by increases to our travel by $7,000 and professional fees by $5,000. Also, effective January 1, 2006, we adopted SFAS 123(R) and such had a $11,000 financial impact to our SG&A for the six months ended June 30, 2008 versus $14,000 in the comparable period for 2007.

      Interest income, net of interest expense, was $4,000 for the six months ended June 30, 2008 versus $34,000 in the comparable period for 2007. The net interest income for the six months ended June 30, 2008 was offset by interest expense due on our borrowings, as compared to investment income from cash on hand in the prior period.

      Other income, net of other losses, in the six months ended June 30, 2008 was $90,000 versus other losses of $14,000 in the comparable period for 2007. The increase came primarily from rental income of $41,000 in the six months ended June 30, 2008, compared to $0 in the comparable period for 2007.

      Income tax provision was $1,000 for the six months ended June 30, 2008 versus $3,000 in the comparable period for 2007.

        Net loss was $129,000 for the six months ended June 30, 2008 versus $425,000 in the comparable period for 2007, a decrease of $296,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

       We have satisfied our liquidity requirements principally through cash generated from operations and short-term commercial loans. A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended June 30, 2008 are as follows:

                                                  Six months ended June 30,
                                             ----------------------------------
                                                  2008                2007
                                             ---------------     --------------
                                               (Unaudited)         (Unaudited)
Operating activities ...................         251,000            (540,000)
Investing activities ...................         (20,000)           (464,000)
Financing activities ...................         180,000            (531,000)

      Cash flows provided by (used in) operating activities were $251,000 and $(540,000) for the six months ended June 30, 2008 and 2007, respectively. The increase of $791,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

      Cash flows used in investing activities were $20,000 and $464,000 for the six months ended June 30, 2008 and 2007, respectively. The 2007 outflows primarily came from our $305,000 marketable securities investment in the preferred stock of Zowie Technology Corporation. Also, in 2007 we invested $147,000 in land purchase contract for deposit on land in Yangzhou, China.

      Cash flows provided by (used in) in financing activities were $180,000 and $(531,000) for the six months ended June 30, 2008 and 2007, respectively. The 2008 inflows came primarily from our $500,000 borrowing under promissory note from a related party (see Note 3), offset by our cash dividend payment of $277,000.

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

Off-Balance Sheet Arrangements
------------------------------

As of June 30, 2008, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. - None.

Item 4T. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.  Defaults Upon Senior Securities. - None

Item 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2008, we held our Annual Meeting of Shareholders where a majority of our shareholders approved the proposal to re-elect all existing five members of our Board of Directors for a one-year term expiring at the 2009 Annual Meeting. No other business matters were presented at this Annual Meeting.

Item 5.  Other Information. - None

Item 6.  Exhibits.

Exhibit
Number    Description of Document
--------  ----------------------------------------------------------------------
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC.
          Section 1350).

*         Filed herewith.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TAITRON COMPONENTS INCORPORATED

Date:  August 14, 2008                /s/ Stewart Wang
                                      ----------------
                                      Stewart Wang
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)

                                      /s/ David Vanderhorst
                                      ---------------------
                                      David Vanderhorst
                                      Chief Financial Officer
                                      (Principal Financial Officer)