Form 10-Q
period 2008-09-30
TAITRON COMPONENTS INC
filed 2008-11-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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
(Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on October 31, 2008
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,745,000	$1,111,000
Trade accounts receivable, net	1,349,000	1,450,000
Inventory, net	13,851,000	14,822,000
Prepaid expenses and other current assets	119,000	174,000
Total current assets	17,064,000	17,557,000
Property and equipment, net	5,387,000	5,532,000
Other assets (Note 2)	732,000	713,000
Total assets	$23,183,000	$23,802,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$896,000	$1,318,000
Accrued liabilities and other	309,000	294,000
Current portion of long-term debt	89,000	89,000
Total current liabilities	1,294,000	1,701,000
Long-term debt, less current portion (Note 3)	854,000	421,000
Total liabilities	2,148,000	2,122,000

Commitments and contingencies (Note 6)
Minority interest in subsidiary	251,000	231,000

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares. None issued or outstanding.
Class A common stock, $.001 par value. Authorized 20,000,000 shares; issued and outstanding 4,777,144 and 4,775,144 shares at September 30, 2008 and December 31, 2007, respectively.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares.	1,000	1,000
Additional paid-in capital	10,563,000	10,544,000
Accumulated other comprehensive income, net of tax	30,000	44,000
Retained earnings	10,185,000	10,855,000

Total shareholders’ equity	20,784,000	21,449,000
Total liabilities and shareholders’ equity	$23,183,000	$23,802,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,778,000	$1,908,000	$5,812,000	$5,386,000
Cost of goods sold	1,375,000	1,402,000	4,246,000	3,928,000
Gross profit	403,000	506,000	1,566,000	1,458,000

Selling, general and administrative expenses	672,000	688,000	2,057,000	2,082,000
Operating loss	(269,000)	(182,000)	(491,000)	(624,000)

Interest expense (income), net	(4,000)	2,000	-	16,000
Other income (loss), net	9,000	(7,000)	99,000	(1,000)
Loss before income taxes	(264,000)	(187,000)	(392,000)	(609,000)

Income tax provision	-	(2,000)	(1,000)	(5,000)

Net loss	$(264,000)	$(189,000)	$(393,000)	$(614,000)

Other Comprehensive Loss:
Foreign currency translation adjustment	18,000	37,000	(14,000)	5,000
Comprehensive loss	$(246,000)	$(152,000)	$(407,000)	$(609,000)

Net loss per share: Basic & Diluted	$(0.05)	$(0.03)	$(0.07)	$(0.11)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,537,756	5,539,756	5,531,182

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(393,000)	$(614,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	174,000	173,000
Provision for sales returns and doubtful accounts	131,000	169,000
Stock based compensation	17,000	21,000
Changes in assets and liabilities:
Trade accounts receivable	(30,000)	(97,000)
Inventory	971,000	374,000
Prepaid expenses and other current assets	55,000	(138,000)
Trade accounts payable	(422,000)	(298,000)
Accrued liabilities	15,000	(19,000)
Minority interest in subsidiary	20,000	124,000
Total adjustments	931,000	309,000
Net cash provided by (used in) operating activities	538,000	(305,000)

Cash flows from investing activities:
Acquisition of property and equipment	(29,000)	(61,000)
Investments in marketable securities	-	(305,000)
Investments in land purchase contracts	-	(147,000)
Other assets	(19,000)	(6,000)
Net cash used in investing activities	(48,000)	(519,000)

Cash flows from financing activities:
Borrowings on notes payable	500,000	-
Payments on notes payable	(67,000)	(66,000)
Dividend payments	(277,000)	(552,000)
Exercise of Class A common stock options	2,000	65,000
Net cash provided by (used in) financing activities	158,000	(553,000)
Impact of exchange rates on cash	(14,000)	5,000

Net increase (decrease) in cash and cash equivalents	634,000	(1,372,000)
Cash and cash equivalents, beginning of year	1,111,000	2,727,000
Cash and cash equivalents, end of year	$1,745,000	$1,355,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,000	$30,000
Cash paid for income taxes, net	$1,000	$1,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1 –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made.  Sales returns for the quarters ended September 30, 2008 and 2007 were $65,000 and $16,000, respectively, and for the nine months ended September 30, 2008 and 2007 aggregated $118,000 and $152,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory.  The allowance for sales returns and doubtful accounts at September 30, 2008 aggregated $91,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  Inventory is presented net of valuation allowances of $2,959,000 at September 30, 2008.

Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  The following tax years that remain subject to examination by major tax jurisdictions are as follows: Federal – 2005, 2006 and 2007; and California (State) – 2004, 2005, 2006 and 2007. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Index

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Common equivalent shares, consisting primarily of Class A common stock options, of approximately 369,000 and 346,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately 370,000 and 384,000 for the nine months ended September 30, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Stock-Based Compensation

Accounting for stock options issued to employees follows the provisions of SFAS No. 123R, “Share-Based Payment”.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding Class A common stock options (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The fair value of the Options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2008: dividend yield of 5%; expected volatility of 49%; a risk free interest rate of approximately 3.5% and an expected holding period of five years.  The Option activity during the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	414,167	$1.84	4.41	$106,000
Granted	51,000	1.63	8.01	-
Exercised	(2,000)	1.00	-	-
Forfeited	(1,167)	2.45	-	-
Outstanding at September 30, 2008	462,000	$1.82	3.86	$-
Exercisable at September 30, 2008	368,668	$1.76	3.04	$-

At September 30, 2008, the range of individual outstanding weighted average exercise prices was $1.67 to $2.45.

Index

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces FASB Statement No. 141, Business Combinations.  This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We do not expect the adoption of SFAS 141R to have a significant impact on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are currently assessing the impact that SFAS 160 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133 (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a significant impact on our results of operations or financial position.

2 – OTHER ASSETS

9/30/2008
Investment in securitites	$411,000
Investment in land purchase contract	147,000
Investment in joint venture	147,000
Other	27,000
Other Assets	$732,000

Our $411,000 investment in securities as of September 30, 2008 relates to approximately 4.5% of the outstanding shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in land purchase contract as of September 30, 2008, represents a 49% share of refundable deposit on approximately 3.3 acres of land located in Yangzhou, China.  This deposit amount comprises an estimated $54,000 for the cost of land and the remaining $93,000 allocated for initial land development costs, of which we expect to be refunded within one year.

Our $147,000 investment in joint venture as of September 30, 2008, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under FAS Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no activity in this joint venture during 2008.

Index

3 – NOTES PAYABLE

9/30/2008
Bank loan collateralized by real property, payable in fixed monthly principal installments of $7,381, plus interest at the rate of one year LIBOR + 1.8% per annum, due September 20, 2013.	$443,000
Less current portion	(89,000)
Subtotal	$354,000
Promissory note collaterilzed by real property, payable in monthly interest only installments, at the rate of Prime + 0.25% per annum, due June 3, 2010.	$500,000
Long-term debt, less current portion	$854,000

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

4 – CASH DIVIDEND

On March 28, 2008 we declared an annual cash dividend of $0.05 per share of Class A Common Stock and Class B Common Stock, paid on April 22, 2008 in the amount of $277,000, to shareholders of record at the close of business on April 15, 2008.

5 – RELATED PARTY TRANSACTIONS

We made payments of approximately $156,000 for the three month and $513,000 for the nine months periods ending September 30, 2008 to Princeton Technology Corporation (“PTC”), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased and carried in inventory and as such, we consider these payments to be in the normal course of business and negotiated on an arm’s length basis.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

We made payments of $6,000 for the three month and $18,000 for the nine months periods ending September 30, 2008 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, during the period ended September 30, 2008, we also made payments of $6,400 for the quarter and $6,400 for the nine months for interest expense on our credit facility from K.S. Best International Co. Ltd. – see Note 3.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,400,000 as of September 30, 2008.

Regulation
On July 1, 2006, the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”) restricted the distribution of products within the EU containing certain substances, including lead.  Further, many of our suppliers are not yet supplying RoHS compliant products.  The legislation is effective and some of our inventory has become obsolete.  Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information.  Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

Index

Legal and Regulatory Proceedings
On August 13, 2008, NASDAQ informed us that our Class A common stock has not maintained a minimum bid price of $1.00 per share required for continued inclusion by Marketplace Rule 4310(c)(8)(D) (the “Rule”).  Therefore, we have been provided 180 calendar days or until February 9, 2009, to regain compliance under the Rule.  If, at anytime before February 9, 2009, the bid price of our Class A common closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ expects to provide written notification that we comply with the Rule.  However, if compliance with this Rule cannot be demonstrated by February 9, 2009, NASDAQ expects to determine whether we meet The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement.  If determined we still meet the initial listing criteria, NASDAQ expects to grant an additional 180 calendar day compliance period or until August 8, 2009.  If we are not eligible for an additional compliance period, NASDAQ expects to provide written notification that our securities will be delisted.  At that time, we may appeal NASDAQ’s determination to delist our securities to a Listing Qualifications Panel.  See updated event under Note 7 - Subsequent Events.

7 – SUBSEQUENT EVENTS

On October 16, 2008, NASDAQ informed us they have temporarily suspended the enforcement of its minimum $1.00 bid price or Marketplace Rule 4310(c)(8)(D) (the “Rule”), through Friday, January 16, 2009, due to the extraordinary market conditions, and will reinstate the Rule on Monday, January 19, 2009.  As a result of suspending the Rule, we will remain at the same stage of the compliance process after the suspension period expires.  We had 116 calendar days remaining in our compliance period as of October 16, 2008, the effective date of the suspension.  Upon reinstatement of the Rule on January 19, 2009, we will have the same number of days remaining, or until May 13, 2009, to regain compliance.  NASDAQ intends to continue monitoring companies to determine if they regain compliance with the Rule during the suspension, so we may regain compliance either during the suspension period or during the compliance period resuming after the suspension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended September 30, 2008 and 2007 were $65,000 and $16,000, respectively and the nine months ended September 30, 2008 and 2007 aggregated $118,000 and $152,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2008 aggregated $91,000.

Index

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $13,851,000 at September 30, 2008, which is presented net of valuation allowances of $2,959,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Impact of Governmental Regulation – Our worldwide operations are subject to local laws and regulations.  As such, of particular interest is the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”).  On July 1, 2006, this directive restricted the distribution of products within the EU containing certain substances, including lead.  At the present time, much of our inventory contains substances prohibited by the RoHS directive.  Further, many of our suppliers are not yet supplying RoHS compliant products.  The legislation is effective and some of our inventory has become obsolete.  Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information.  Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

Deferred Taxes – In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes.  FIN48 is effective for fiscal years beginning after December 15, 2006.  We adopted FIN48 as of January 1, 2007.  Based on our preliminary analysis, we believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position including our effective tax rate.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 and we did not record a cumulative effect adjustment related to the adoption of FIN 48.  In addition, we have not recorded any accrued interest nor penalties related to income tax.  It is our policy to classify interest and penalties related to income tax as income taxes in our financial statements.  The following tax years that remain subject to examination by major tax jurisdictions are as follows:  Federal – 2005, 2006 and 2007; and California (State) – 2004, 2005, 2006 and 2007.

Overview

We distribute discrete semiconductors, optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products and supply ODM products for our customer’s multi-year turn-key projects.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2008, consolidated financial statements representing approximately 81% of current assets and 60% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Index

Since the beginning of 2001, our gross profit margins in general have been stable.  Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2008 versus third quarter of 2007.

Net sales in the third quarter of 2008 totaled $1,778,000 versus $1,908,000 in the comparable period for 2007, a decrease of $130,000 or 6.8% over the same period last year.  The overall decrease came from a decrease in demand for our products.

Gross profit for the third quarter of 2008 was $403,000 versus $506,000 in the comparable period for 2007, and gross margin percentage of net sales was 22.7% in the third quarter of 2008 versus 26.5 % in the comparable period for 2007.   The overall decrease came from selling at lower product prices to our customers resulting in lower margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2008 totaled $672,000 versus $688,000 in the comparable period for 2007.  The decrease was primarily attributed to decreases in salaries and benefit expenses.  Also, effective January 1, 2006, we adopted SFAS 123(R) and such had a $6,000 financial impact to our SG&A for the third quarter of 2008, as compared to $7,000 financial impact for the same period last year.

Interest expense, net of interest income, was $4,000 for the third quarter of 2008 versus net interest income of $2,000 in the comparable period for 2007.

Other income, net of other losses, in the three months ended September 30, 2008 was $9,000 versus net other loses of $7,000 in the comparable period for 2007.

Income tax provision was $0 for the third quarter of 2008 and $2,000 in the comparable period for 2007, as we do not expect significant taxable income for fiscal year 2008.

Net loss was $264,000 for the third quarter of 2008 versus $189,000 in the comparable period for 2007, an increase of $75,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2007.

Net sales in the nine months ended September 30, 2008 was $5,812,000 versus $5,386,000 in the comparable period for 2007, an increase of $426,000 or 7.9% over the same period last year.  The overall increase came from sales of our ICs and ODM products, when comparing $700,000 and $554,000, respectively, in the nine month ended September 30, 2008, versus $435,000 and $284,000, respectively, in the comparable period for 2007.

Gross profit for the nine months ended September 30, 2008 was $1,566,000 versus $1,458,000 in the comparable period for 2007, and gross margin percentage of net sales was approximately 26.9% for the nine months ended September 30, 2008 and 27.1% for 2007, respectively.

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 30, 2008 totaled $2,057,000 versus $2,082,000 in the comparable period for 2007.  The decrease was primarily attributed to decreases in salaries and benefit expenses.  Also, effective January 1, 2006, we adopted SFAS 123(R) and such had a $17,000 financial impact to our SG&A for the nine months ended September 30, 2008 versus $21,000 in the comparable period for 2007.

Interest income, net of interest expense, was $0 for the nine months ended September 30, 2008 versus $16,000 in the comparable period for 2007.  The net interest income for the nine months ended September 30, 2008 was offset by interest expense due on our borrowings, as compared to investment income from cash on hand in the prior period.

Index

Other income, net of other losses, in the nine months ended September 30, 2008 was $99,000 versus other losses of $1,000 in the comparable period for 2007.  The increase came primarily from rental income of $70,000 in the nine months ended September 30, 2008, compared to $0 in the comparable period for 2007.

Income tax provision was $1,000 for the nine months ended September 30, 2008 versus $5,000 in the comparable period for 2007.

Net loss was $393,000 for the nine months ended September 30, 2008 versus $614,000 in the comparable period for 2007, a decrease of $221,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations and commercial loans.  A summary of our cash flows resulting from our operating, investing and financing activities for the nine months ended September 30, 2008 are as follows:

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities	538,000	(305,000)
Investing activities	(48,000)	(519,000)
Financing activities	158,000	(553,000)

Cash flows provided by (used in) operating activities were $538,000 and $(305,000) for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $843,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

Cash flows used in investing activities were $48,000 and $519,000 for the nine months ended September 30, 2008 and 2007, respectively.  The 2007 outflows primarily came from our $305,000 marketable securities investment in the preferred stock of Zowie Technology Corporation.  Also, in 2007 we invested $147,000 in land purchase contract for deposit on land in Yangzhou, China.

Cash flows provided by (used in) in financing activities were $158,000 and $(553,000) for the nine months ended September 30, 2008 and 2007, respectively. The 2008 inflows came primarily from our $500,000 borrowing under promissory note from a related party (see Note 3), offset by our cash dividend payment of $277,000.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  None.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Index

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. – None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.  Defaults Upon Senior Securities. – None

Item 4.  Submission of Matters to a Vote of Security Holders. – None

Item 5.  Other Information. – None

Item 6.  Exhibits.

Exhibit Number	Description of Document

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2008	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer