Form 10-K
period 2008-12-31
TAITRON COMPONENTS INC
filed 2009-03-31
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Exact name of registrant as specified in its charter)

California	95-4249240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California	91355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (661) 257-6060

Securities registered under Section 12(b) of the Act:
Title of Each Class	Name of Exchange on which Registered
Class A common stock, par value $.001 per share	The NASDAQ Capital Stock Market

Securities registered under Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing price of $1.02 per share) was approximately $3,800,000.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 2, 2009
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

TAITRON COMPONENTS INCORPORATED

2008 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1.  BUSINESS.

General

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  Prior to 2003, we were primarily focused on the distribution of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components.  Commencing in 2003, we implemented a strategy to expand our business into value-added engineering and turn-key services, focusing on providing existing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with original design and manufacturing (ODM) services for their multi-year turn-key projects.  Our ODM services, and the distribution of products manufactured to specifications developed as a result of our ODM services (“ODM Products”) accounted for 11% of our revenue during our fiscal year ended December 31, 2008.

We have developed a reputation for maintaining in-depth inventories and knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brands “TCI” or “PSD” through outsourcing.  At December 31, 2008, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.  In 2008, we offered approximately 25 that are ODM Products to specifications developed as a result of our ODM services.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China.  Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing and purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

We continue to be impacted by the severe decline in demand for discrete semiconductors from the U.S. market, which began in late 2000.  As a result, we have experienced declining sales in such components since early 2001.  In response to this declining demand, we placed emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers.  In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs).  We also offer commodity integrated circuits (ICs) as an extension of our current discrete semiconductor lines since 2008.

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

While other integrated circuits may garner more public exposure, discrete semiconductors and commodity ICs, the ancestral root of today’s complicated integrated circuits, have been a core element of electric equipment for more than 30 years.  Discrete semiconductors and commodity ICs are found in most consumer, computer, communication, automotive, instrumentation, medical, industrial and military electrical and electronic applications.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 44% and  46% of our total sales for the years ended December 31, 2008 and 2007, respectively.  During 2008, we purchased $2,100,000 of inventory for these components, to facilitate our market for these products.

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

There is also pressure on the suppliers, CEMs and OEMs to maintain small inventories.  Inventory is costly to maintain and thus suppliers desire to ship finished goods as soon as the goods are manufactured.  CEMs and OEMs typically demand “just in time” delivery -- receipt of their requirements immediately prior to the time when the components are to be used.  Distributors fill this niche.

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

“Superstore” Strategy

Since 1997, we have marketed ourselves as the “discrete components superstore,” with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of these products.  In creating the “superstore” strategy, we have attempted to develop a more efficient link between suppliers and the small and medium-sized customers which generally do not have direct access to large suppliers and must purchase exclusively through distributors.  The primary aspects of our “superstore” strategy include:

Reliable One Stop Shopping: Large Inventory.  We believe that our most important competitive advantage is the depth of our inventory.  Unlike other distributors who carry only the best-selling discrete components, we offer a large selection of different name-brand discrete semiconductors, optoelectronic devices and passive components.  Because of its large inventory, we often can fill a significant portion, or all, of a customer’s order from stock.  Also, we have been able to fill most of our customers’ orders within 24 hours and in compliance with their requested delivery schedules.   However, we are also focusing on lowering our inventory levels to balance the weakened demand we have experienced for our products over the past several years.  With immediate availability of a wide selection of products and brands, we believe that sales may grow if the market rebounds.  See Part II, Item 7 – “Management’s Discussion and Analysis - Liquidity and Capital Resources”.

Private Brands and Custom Made Parts.  To assure the best quality of the product with the most competitive price, we choose the best product lines among existing suppliers and market it under the “TCI” or “PSD” brand.  These private label products, or ODM Components, are manufactured according to our specifications under a special contract agreement with outsourcing partners.  Custom made parts are also available by following either customer’s specification or specially made engineering specification.  We believe the ODM Components business is more stable and profitable than the traditional commodity type business.  The export sales are driven primarily from private brand products designed in the US by OEMs who later outsource the production to their overseas CEMs.

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

Preferred Distributors.  We developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship.  Under these agreements, our preferred distributors are required to provide point of sales (POS) reports which identify the distributor’s customers and we provide these preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits.  As of the date of this Report, we maintain Preferred Distributor Agreements with 9 selective distributors.  We intend to maintain only a few preferred distributors in each geographical region.

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

Vendor managed Inventory (VMI).  As a part of our warehouse management system, VMI not only allocates the forecasted inventory by the contract but also guarantees the same day shipment for customers who frequently change their shipping schedule driven by MRP demand.  The VMI system is fully operational from the web by VMI managers who could either be our sales representatives, customers or employees.

Service Strategy and ODM Products

We have historically offered our customers a limited range of value–added services such as cutting and forming, quality monitoring and product source tracing.  Beginning in 2003, we significantly expanded our value-added services by offering our existing OEM and CEM customers outsourced product design and manufacturing assembly services.  Our ODM Products were $788,000 and $422,000 in 2008 and 2007, respectively.  In order to support our ODM Components and ODM Products, we opened an engineering design center in Shanghai, China in 2005.  Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan–based companies, assist us with this program.  As a franchise distributor of Princeton Technology Corporation in the US, we receive engineering support using their products in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 50% component sales and 50% ODM Products sales by the end of 2012.

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

We utilize our existing inventory management system and established distribution relationships to facilitate the manufacturing and distribution of such products.  Our ODM Service complements our “Superstore” strategy and facilitates additional utilization of electronic components for the manufacture of our ODM Products.

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2008, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.

In 2008, we purchased electronic component products from approximately 40 suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation.

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

Our distribution of electronic components originates from our 50,000 square-foot facility located in Valencia, California.  We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments.  See Item 2 - “Properties.”

ODM Products

ODM Products are custom made and are marketed in specific industries such as wild animal feeders, timers for DC motor, public street light controllers, battery testers, universal remote control devices and battery chargers.

Our distribution of ODM Products originates from our 50,000 square-foot facility located in Valencia, California.  We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments.  See Item 2 - “Properties.”

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

During 2008, we distributed our discrete electronic component products to approximately 550 customers. Two customers accounted for 11% and 8% of net sales during 2008 and 8% and 6% of net sales during 2007.

In 2008, sales of brand name electronic component products and our ODM Components together represented approximately 89% of our net sales, while sales of our ODM Products represented the remaining 11% of our net sales. Distributors represented approximately 30% and both CEMs and OEMs together represented approximately 47% of our net sales of electronic component products. The remaining 23% of our electronic component sales were made to other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no any single industry accounted for a majority of the applications of our discrete electronic component products sold in 2008 or 2007.

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

We believe that exceptional customer service and customer relations are key elements of our success, and train our sales force to provide prompt, efficient and courteous service to all customers.  See “Business - Sales and Marketing Channels.”  We have the ability to ship most orders the same day they are placed and, historically, most of our customers’ orders have been shipped within the requested delivery schedule.

As our customers grow in size, we may lose our larger customers to our own discrete electronic components suppliers and as the electronics distribution industry consolidates, some of our customers may be acquired by competitors.

Sales and Marketing Channels

As of March 2, 2009, our sales and marketing department consisted of 10 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retained outside sales account managers in the states of Massachusetts and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  Central American sales were $1,173,000 and $994,000 in 2008 and 2007, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asian customers were $447,000 and $624,000 in 2008 and 2007, respectively.

We also have sales channels into South America through our branch office in Sao Paulo, Brazil.  South American sales were $ 368,000 and $512,000 in 2008 and 2007, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized seven independent sales representatives during 2008.

We provide customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

Suppliers

We believe that it’s important to develop and maintain good relationships with our discrete electronic component suppliers.  We do not typically enter into long-term supply, distribution or franchise agreements with our suppliers, but instead cultivate strong working relationships with each of our suppliers.  However, we have entered into franchise agreements with some of our suppliers.  The franchise agreements have terms from one to two years with inventory and price protection programs.

In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 2, 2009 were approximately $612,000.  In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms.

In 2008, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Princeton Technology, Vishay Americas Inc. and Zowie Technology Corporation.  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2008, the following name brands, Samsung Electro-Mechanics Co., Princeton Technology, Everlight Electronics Co, Ltd. and Vishay Americas Inc. accounted for approximately 49% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Sales to Asian customers were 6.2% and 6.4% of our total sales in 2008 and 2007, respectively.

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

Employees

At March 2, 2009, we had 26 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 1A.  RISK FACTORS.     Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.     Not applicable.

ITEM 2.  PROPERTIES.

We own our headquarters and main distribution facility which is located in approximately 50,000 square feet at 28040 West Harrison Parkway, Valencia, California.  We believe this facility is adequately covered by insurance (except earthquake coverage).

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as Company’s project design and engineering center and partially as rental property for lease to others, (2) we own 15,000 square feet of office and distribution space through our subsidiary in Mexico, (3) we own 2,500 square feet of office space in Taipei, Taiwan - currently leased to an unrelated tenant, and (4) we lease 350 square feet of office space for sales and marketing functions in Brazil, the lease expiring annually each year in May. We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may become involved in legal proceedings from time to time.  As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2007:
First Quarter	$3.47	$2.09
Second Quarter	3.00	2.50
Third Quarter	2.66	1.79
Fourth Quarter	1.99	1.31
Fiscal Year Ended December 31, 2008:
First Quarter	$1.87	$1.33
Second Quarter	1.54	1.02
Third Quarter	1.02	0.78
Fourth Quarter	0.89	0.56
Year Ended December 31, 2009:
First Quarter (through March 2, 2009)	$1.04	$0.82

On March 2, 2009, the last sale price of the Class A common stock as reported by Nasdaq was $0.97 per share.

Holders.     As of March 2, 2009, there were 39 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy.     The payment of future cash dividends under the policy is subject to the continuing determination that the policy remains in the best interest of our shareholders and complies with laws and any agreements we may enter into applicable to the declaration and payment of cash dividends.  The maintenance of the dividend policy will depend on factors that we deem relevant, including our cash earnings, financial condition and cash requirements in any given year.  Our ability to declare dividends could be affected by a variety of factors affecting cash flow, including required capital expenditures, increased or unanticipated expenses, additional borrowings and future issuances of securities.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities refliected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	453,167	$1.81	881,500
Equity compensation plans not approved by security holders	-	-	-
Total	453,167	$1.81	881,500

Unregistered Sales of Equity Securities.                                                                           None.

Issuer Purchases of Equity Securities.     None.

ITEM 6.  SELECTED FINANCIAL DATA.     Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements included in Item 8 of this report in accordance with generally accepted accounting principles.  These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes.  Actual results could differ from these estimates.

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered,  This occurs  upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2008 and 2007 aggregated $148,000 and $183,000, respectively.  The allowance for sales returns and doubtful accounts at December 31, 2008 aggregated $74,000.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $13,926,000 at December 31, 2008, which is presented net of valuation allowances of $3,127,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $1,491,000 allowance against our net deferred tax assets.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2005 through 2007 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2004 through 2007 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Recent Accounting Policies

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement does not require any new fair value measurements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, on December 14, 2007 the FASB issued proposed FASB Staff Position (FSP) SFAS 157-b (FSP 157-b), which partially delays the effective dates of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those years.  Management does not expect this statement will have a material impact on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (ARB) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently assessing the impact that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.”  This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management does not expect the adoption of SFAS 141R to have a significant impact on its financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity method investments.  The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.  EITF 08-6 is effective for us on transactions occurring after December 31, 2008.  We do not expect this standard will have a material impact on our financial statements upon adoption.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, since demand remained weak throughout 2008, we continue to focus on lowering our inventory balances and changing our product mix.  As a result, net inventory levels decreased throughout the year by $296,000, including a non-cash provision of approximately $600,000 during 2008 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving inventory.  This provision is mainly used to increase our inventory reserve to account for slow moving and excess inventory.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2008, consolidated financial statements representing approximately 83% of current assets and 61% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Net sales were $7,197,000 and $7,539,000 in 2008 and 2007, respectively, representing a decrease of $342,000 or 4.5%.  The decrease in net sales was primarily due to a domestic decline in demand for our electronic discrete, passive and opto component products which overall declined by $940,000 as compared to 2007, partially offset primarily by increase in sales for our ICs and ODM products which combined increased by $580,000 as compared with 2007.

Gross margins were $1,901,000 and $1,333,000 in 2008 and 2007, respectively, which represented 26.4% and 17.7% of net sales for those periods.  The increase of $568,000 was primarily attributed to the decrease of our provision for inventory reserves by $750,000, when comparing $600,000 or 8.3% of net sales in 2008 with $1,350,000 or 17.9% of net sales in the 2007.

Selling, general and administrative expenses were $2,712,000 and $2,811,000 in 2008 and 2007, respectively, which represented 37.7% and 37.3% of net sales for those periods.  The decrease of $99,000 was primarily due to decreases in salaries and benefits expenses by $49,000 and rent expenses by $21,000.

Operating losses were $811,000 and $1,478,000 in 2008 and 2007, respectively, which represented 11.3% and 19.6% of net sales for those periods.  Operating losses decreased primarily as a result of higher gross margins discussed above related to declines in our provision for inventory reserves.

Net interest expense was $1,000 and $41,000 income for 2008 and 2007, respectively.  The decrease was due to lower cash on hand levels during the year.

Income tax provision was $3,000 and $1,000 in 2008 and 2007, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $786,000 and $1,406,000 in 2008 and 2007, respectively, which represented 10.9% and 18.7% of net sales for those periods.  The losses are primarily due lower margins discussed above and related to provisions for our inventory reserves.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
Operating activities	$499,000	$(278,000)
Investing activities	(32,000)	(786,000)
Financing activities	136,000	(576,000)

Cash flows provided by operating activities increased to $499,000 during 2008, as compared to $278,000 used in the prior year.  The increase in cash provided by operations was primarily attributed to accounts receivable and inventory decreasing by $338,000 and $296,000, respectively, during 2008, as compared to increasing by $401,000 and $479,000, respectively, during 2007.

Cash flows used in investing activities decreased to $32,000 during 2008, as compared to $786,000 in the prior year.  Our 2008 investing outflows of $32,000 came from acquisitions of property and equipment, compared with $78,000 in 2007.   Our remaining 2007 outflows of $708,000 primarily came from investments in marketable securities, real estate construction expenses and joint ventures.

Cash flows provided by financing activities were $136,000 in 2008 as compared to $576,000 used in the prior year.  The increase in cash provided by financing was primarily attributed to reducing our cash dividend of $277,000 in 2008, compared with $552,000 in the prior year and the borrowing of $500,000 in notes payable during 2008.

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

Inventory is included and classified as a current asset.  As of December 31, 2008, inventory represented approximately 81% of current assets and 61% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

The Board of Directors
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the periods ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2009

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,762,000	$1,111,000
Trade accounts receivable, net	964,000	1,450,000
Inventory, net	13,926,000	14,822,000
Prepaid expenses and other current assets (Note 2)	565,000	174,000
Total current assets	17,217,000	17,557,000
Property and equipment, net (Note 3)	5,316,000	5,532,000
Other assets (Note 4)	236,000	713,000
Total assets	$22,769,000	$23,802,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$822,000	$1,318,000
Accrued liabilities	316,000	294,000
Current portion of long-term debt (Note 5)	89,000	89,000
Total current liabilities	1,227,000	1,701,000
Long-term debt, less current portion (Note 5)	832,000	421,000
Total liabilities	2,059,000	2,122,000

Commitments and contingencies (Notes 5, 8 and 11)
Minority interest in subsidiary	251,000	231,000

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares;
None issued or outstanding	-	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,777,144 and 4,775,144 shares issued and outstanding at December 31, 2008 and 2007, respectively.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,569,000	10,544,000
Accumulated other comprehensive income	92,000	44,000
Retained earnings	9,792,000	10,855,000
Total shareholders’ equity	20,459,000	21,449,000
Total liabilities and shareholders’ equity	$22,769,000	$23,802,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Year ended December 31,
	2008	2007

Net sales	$7,197,000	$7,539,000
Cost of goods sold	5,296,000	6,206,000
Gross profit	1,901,000	1,333,000

Selling, general and administrative expenses	2,712,000	2,811,000
Operating loss	(811,000)	(1,478,000)

Interest (expense) income, net	(1,000)	41,000
Other income, net	29,000	32,000
Loss before income taxes	(783,000)	(1,405,000)

Income tax provision	(3,000)	(1,000)

Net loss	$(786,000)	$(1,406,000)

Other comprehensive income:
Foreign currency translation adjustment	48,000	24,000
Comprehensive loss	$(738,000)	$(1,382,000)

Net loss per share: Basic & Diluted	$(0.14)	$(0.25)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,532,825

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Two years ended December 31, 2008

						Accumulated
						Other		Total
	Class A common stock		Class B common stock		Additional	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in capital	Income (Loss)	Earnings	Equity

Balances at December 31, 2006	4,716,811	$5,000	762,612	$1,000	$10,457,000	$20,000	$12,813,000	$23,296,000

Issuances of common stock	58,333	-	-	-	64,000	-	-	64,000
Amortization of stock based compensation	-	-	-	-	23,000	-	-	23,000
Dividend payments	-	-	-	-	-	-	(552,000)	(552,000)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	24,000	-	24,000

Net loss	-	-	-	-	-	-	(1,406,000)	(1,406,000)
Comprehensive loss	-	-	-	-	-	-	-	(1,382,000)

Balances at December 31, 2007	4,775,144	$5,000	762,612	$1,000	$10,544,000	$44,000	$10,855,000	$21,449,000

Issuances of common stock	2,000	-	-	-	2,000	-	-	2,000
Amortization of stock based compensation	-	-	-	-	23,000	-	-	23,000
Dividend payments	-	-	-	-	-	-	(277,000)	(277,000)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	48,000	-	48,000

Net loss	-	-	-	-	-	-	(786,000)	(786,000)
Comprehensive loss	-	-	-	-	-	-	-	(738,000)

Balances at December 31, 2008	4,777,144	$5,000	762,612	$1,000	$10,569,000	$92,000	$9,792,000	$20,459,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(786,000)	$(1,406,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	248,000	280,000
Provision for inventory reserve	600,000	1,350,000
Provision for sales returns and doubtful accounts	148,000	198,000
Stock based compensation	23,000	23,000
Changes in assets and liabilities:
Trade accounts receivable	338,000	(401,000)
Inventory	296,000	(479,000)
Prepaid expenses and other current assets	(391,000)	(69,000)
Other assets	477,000	(17,000)
Trade accounts payable	(496,000)	98,000
Accrued liabilities	42,000	145,000
Total adjustments	1,285,000	1,128,000
Net cash provided by (used in) operating activities	499,000	(278,000)

Cash flows from investing activities:
Acquisition of property and equipment	(32,000)	(78,000)
Real estate acquisition under construction	-	(108,000)
Investments in land purchase contracts	-	(147,000)
Investments in joint ventures	-	(148,000)
Investments in marketable securities	-	(305,000)
Net cash used in investing activities	(32,000)	(786,000)

Cash flows from financing activities:
Borrowing on notes payable	500,000	-
(Payments) on notes payable	(89,000)	(88,000)
Dividend payments	(277,000)	(552,000)
Exercise of Class A common stock options	2,000	64,000
Net cash provided by (used in) financing activities	136,000	(576,000)
Impact of exchange rates on cash	48,000	24,000

Net increase (decrease) in cash and cash equivalents	651,000	(1,616,000)
Cash and cash equivalents, beginning of year	1,111,000	2,727,000
Cash and cash equivalents, end of year	$1,762,000	$1,111,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$41,000	$39,000
Cash paid for income taxes, net	$1,000	$1,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its various wholly-owned subsidiaries and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV.  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $251,000 as of December 31, 2008.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries.  For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company’s business.  The Company’s ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations.  While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot provide assurance that these factors will not materially adversely affect the Company in the future.  Any significant disruption in the delivery of merchandise from the Company’s suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company’s business and results of operations.  Management estimates that over 90% of the Company’s products were produced in Asia.

Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 27% and 30% of all Taitron’s net purchases for fiscal years 2008 and 2007, respectively.  However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices.  Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products.

For the year ended December 31, 2008 two customers accounted for 11% and 8% of our net sales.  For the year ended December 31, 2007 two customers accounted for 8% and 6% of our net sales.  As of December 31, 2008, two customers accounted for 19% and 17% of our trade receivables.  As of December 31, 2007, two customers accounted for 23% and 10% of our trade receivables.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and maintains cash balances in multiple accounts at multiple banks.  Accounts at our primary domestic financial institution are non-interest-bearing transaction accounts and as such, are 100% insured by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC's Transaction Account Guarantee Program, and will continue through December 31, 2009. Our cash held in a money market investment account exceeds insurance limits.  Our foreign accounts are not insured, however, management does not believe that there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.

Revenue Recognition

The Company recognizes revenue when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2008 and 2007 aggregated $148,000 and $183,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at December 31, 2008 aggregated $74,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $3,127,000 and $2,506,000 at December 31, 2008 and 2007, respectively.  The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

Depreciation and Amortization

Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements.  Property and equipment amortized using an accelerated method does not result in a material difference over the straight-line method.  Renewals and betterments, which extend the life of an existing asset, are capitalized while normal repairs and maintenance costs are expensed as incurred.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R)  using the “modified prospective application.”.  SFAS 123R requires that the Company account for all stock-based compensation using a fair-value method and recognize the fair value of each award as an expense over the service period.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2005 through 2007 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2004 through 2007 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Common equivalent shares, consisting primarily of stock options, of approximately 370,000 and 384,000 for the years ended December 31, 2008 and 2007, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Foreign Currency Translation

The financial statements of the Company’s majority-owned subsidiary in Mexico and divisions in Taiwan, Brazil and China, which were established in 1998, 1997, 1996 and 2005, respectively, are translated into U.S. dollars for financial reporting purposes.  Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year.  Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in operations.  The transactional gains and losses are not significant to the consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements in order to conform to the current year presentation.  Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and had no effect on previously reported results of operations.

Business Segments

We operate in one industry, the business of providing distribution and value-added services for electronic components. Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments. See Note 12 to the consolidated financial statements Geographic Information, for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  This statement does not require any new fair value measurements.  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  However, on December 14, 2007 the FASB issued proposed FASB Staff Position (FSP) SFAS 157-b (FSP 157-b), which partially delays the effective dates of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those years.  Management does not expect this statement will have a material impact on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (ARB) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently assessing the impact that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.”  This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management does not expect the adoption of SFAS 141R to have a significant impact on its financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS Nos. 141R and 160 on an entity’s accounting for equity method investments.  The consensus indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.  For the Company, EITF 08-6 is effective for transactions occurring after December 31, 2008.  Management does not expect this standard will have a material impact on its financial statements upon adoption.

2  -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Includes $349,000 for 1,000,000 preferred shares in Zowie Technology Corporation, a manufacturer of discrete semiconductors and also our supplier of electronic component products, as we have exercised our rights for redemption as of December 31, 2008.  Also includes $147,000 in our investment in land purchase contract, of which we expect to be refunded within one year.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2008	2007
Land	$1,297,000	$1,297,000
Buildings and improvements	5,123,000	5,080,000
Furniture and equipment	981,000	959,000
Computer software and equipment	2,318,000	2,311,000
Total Property and Equipment	9,719,000	9,647,000
Less: Accumulated depreciation and amortization	(4,403,000)	(4,115,000)
Property and Equipment, net	$5,316,000	$5,532,000

4  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2008	2007
Investment in securitites	$68,000	$395,000
Investment in land purchase contract	-	147,000
Investment in joint venture	147,000	147,000
Other	21,000	24,000
Other Assets	$236,000	$713,000

Our $68,000 investment in securities as of December 31, 2008 relates to 154,808 shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of December 31, 2008, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under FAS Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no activity in this joint venture during 2008.

5  -  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2008	2007
Bank loan	$421,000	$510,000
Less current portion	(89,000)	(89,000)
Subtotal	$332,000	$421,000
Secured credit facility - related party	500,000	-
Long-term debt, less current portion	$832,000	$421,000

Bank loan - On September 29, 2006, the Company borrowed $620,000 in connection with its acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,230,000.  The loan is collateralized by the underlying real property, payable in fixed monthly principal installments of $7,381, plus interest at the rate of one year LIBOR + 1.8% per annum, due September 20, 2013.

Secured credit facility - On April 21, 2008 we secured $3,000,000 credit facility from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  On June 3, 2008, we borrowed $500,000 due June 3, 2010.

6  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,777,144 and 4,775,144 issued and outstanding as of December 31, 2008 and 2007, respectively.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2008 and 2007, the Company did not repurchase any shares of its Class A common stock.  However, the Company issued 2,000 and 58,333 shares of common stock upon the exercise of stock options during 2008 and 2007, respectively (Note 9).

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $.001 per share, with 762,612 shares issued and outstanding as of December 31, 2008 and 2007.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  The Company’s Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends - On March 28, 2008, the Board of Directors declared an annual cash dividend of $0.05 per share of Class A and Class B common stock, payable to shareholders of record at the close of business on April 15, 2008.  The total dividend amount paid for the year ended December 31, 2008 was $277,000.

7  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2008	2007
Current:
Federal	$-	$-
State	3,000	1,000
	3,000	1,000
Deferred:
Federal	(196,000)	(408,000)
State	(54,000)	(112,000)
Increase in valuation allowance	250,000	520,000
	-	-

Income tax provision	$3,000	$1,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2008	2007
“Expected” income tax expense (benefit)	$(250,000)	$(468,000)
State tax expense, net of Federal benefit	2,000	1,000
Foreign (income) loss	-	(16,000)
Increase in valuation allowance	250,000	520,000
Other	1,000	(36,000)
Income tax provision	$3,000	$1,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventory reserves	$1,340,000	$1,074,000
Section 263a adjustment	90,000	90,000
Allowances for bad debts and returns	32,000	31,000
Accrued expenses	18,000	16,000
Asset valuation reserve	57,000	56,000
State net operating loss carry forward	61,000	60,000
Other	24,000	27,000
Total deferred tax assets	1,622,000	1,354,000
Valuation allowance	(1,491,000)	(1,241,000)
	131,000	113,000
Deferred tax liabilities:
Deferred state taxes	(131,000)	(113,000)

Net deferred tax assets	$-	$-

As of December 31, 2008, the Company had approximately $4,000 and $682,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2005 through 2007 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2004 through 2007 California Franchise Tax Returns.

As a result of the implementation of FIN 48, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2008 we have $1,491,000 of unrecognized tax benefits.

8  -  401(k) PROFIT SHARING PLAN

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company.  Participants once eligible, as defined by the plan, may contribute up to the maximum allowed under the Code.  The plan also provides for safe harbor matching contributions, vesting immediately, at the discretion of the Company.  For the years ended December 31, 2008 and 2007, employer matching contributions aggregated approximately $33,000 and $37,000, respectively.

Participants in the plan, through self-directed brokerage accounts, held 156,354 shares in Class A common stock of the Company at December 31, 2008.  The Plan does not offer new issues of common stock of the Company as an investment option.

9  -  STOCK OPTIONS

The Company’s 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of the Company’s Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2008 and 2007: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value	Weighted Average Fair Value

Outstanding at December 31, 2006	502,000	$1.82	5.28	$296,000
Exercised	(58,333)	1.11	-	-
Forfeited	(29,500)	2.95	-	-
Outstanding at December 31, 2007	414,167	1.84	4.41	106,000
Granted	51,000	1.63	7.26	-	$0.47
Exercised	(2,000)	1.00	-	-
Forfeited	(10,000)	2.40	-	-
Outstanding at December 31, 2008	453,167	1.81	3.64	-
Exercisable at December 31, 2008	380,500	1.79	3.00	-

At December 31, 2008, the range of individual weighted average exercise prices was $1.71 to $2.45.

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

	Year ended December 31,
	2008	2007

Net loss available to common shareholders used in basic and diluted loss per share	$(786,000)	$(1,406,000)
Weighted average number of common shares used in basic loss per share	5,539,673	5,532,825
Basic loss per share	$(0.14)	$(0.25)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share	5,539,673	5,532,825
Diluted loss per share	$(0.14)	$(0.25)

11  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to its financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $760,000 as of December 31, 2008.

Software Upgrade
The Company is in process of upgrading its Oracle ERP software to a current version and has outstanding commitments for professional consulting services that aggregated $38,000 as of December 31, 2008.

Regulation
Effective July 1, 2006, the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”) restricted the distribution of products within the EU containing certain substances, including lead.  At the present time, much of our inventory contains substances prohibited by the RoHS directive and some of our inventory may become obsolete and unsaleable and, as a result, have to be written off.

12  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers:

	Year ended December 31, 2008	December 31, 2008
		Long-lived
	Revenues	Assets
United States	$4,425,000	$3,617,000
Mexico	1,173,000	184,000
Brazil	368,000	-
Taiwan	311,000	297,000
China	136,000	1,218,000
Canada	26,000	-
Other foreign countries	758,000	-
Total	$7,197,000	$5,316,000

13  -  SUBSEQUENT EVENTS

On January 16, 2009 the remaining balance of our bank loan collateralized by real estate in the amount of $421,000 was paid in full.  See Note 5.

On February 20, 2009 we received notification from The Nasdaq Stock Market confirming the closing bid price of our Class A common stock has been at $1.00 per share or greater for at least 10 consecutive days.  Accordingly, we have regained compliance with Nasdaq Marketplace Rule 4310(c)(4).  In the letter, Nasdaq stated this matter is now closed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Internal Control over Financial Reporting.

a) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

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

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2008.

b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting identified in connection with management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this section, with the exception of the information provided below concerning the Company’s Code of Ethics, will appear in the Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Directors”, “Compliance with Section 16(a) - Beneficial Ownership Reporting” and “Report of the Audit Committee” and is incorporated herein by this reference.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2008.

The Company has adopted a Code of Ethics that applies to all officers (including its principal executive officer, principal financial officer, controller and any person performing similar functions).  The Code of Ethics is available on the Company’s website at www.taitroncomponents.com.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this section will appear in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this section will appear in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this section will appear in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this section will appear in the Proxy Statement under the caption “Principal Accounting Fees and Services” and is incorporated herein by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

3.1	Articles of Incorporation of Taitron Components Incorporated. (1)
3.2	Bylaws. (1)
4.1	Specimen certificate evidencing Class A common stock. (1)
4.2	Form of Underwriter’s Warrant. (1)
10.1*	Form of Director and Officer Indemnification Agreement. (1)
10.2*	2005 Stock Incentive Plan. (2)
21.1**	List of Subsidiaries.
23.1**	Consent of Independent Registered Public Accounting Firm – Haskell & White LLP.
24.1**	Power of Attorney (contained on the signature page hereof).
31.1**	Principal Executive Officer - Section 302 Certification.
31.2**	Principal Financial Officer - Section 302 Certification.
32**	Principal Executive and Principal Financial Officer - Section 906 Certification.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	Incorporation by reference from the Company’s Registration Statement on Form SB-2, Registration No. 33-90294-LA.
(2)	Incorporated by reference from the Company’s Definitive Proxy Statement on Form DEF-14 filed May 2, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2009	By:	/s/ Stewart Wang
Stewart Wang
Director, Chief Executive Officer and President

Dated: March 31, 2009	By:	/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stewart Wang and David Vanderhorst and each of them singly, as attorneys-in-fact and agents, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2009
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2009
Stewart Wang

/s/ Richard Chiang	Director	March 31, 2009
Richard Chiang

/s/ Craig Miller	Director	March 31, 2009
Craig Miller

/s/ Felix Sung	Director	March 31, 2009
Felix Sung