Form 10-Q
period 2009-03-31
TAITRON COMPONENTS INC
filed 2009-05-15
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding on April 30, 2009
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,477,000	$1,762,000
Trade accounts receivable, net	773,000	964,000
Inventory, net	13,271,000	13,926,000
Prepaid expenses and other current assets	613,000	565,000
Total current assets	16,134,000	17,217,000
Property and equipment, net	5,271,000	5,316,000
Other assets (Note 2)	239,000	236,000
Total assets	$21,644,000	$22,769,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$473,000	$822,000
Accrued liabilities	294,000	316,000
Current portion of long-term debt (Note 3)	-	89,000
Total current liabilities	767,000	1,227,000
Long-term debt, less current portion (Note 3)	500,000	832,000
Total liabilities	1,267,000	2,059,000

Commitments and contingencies (Notes 3 and 6)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; None issued or outstanding for all periods presented.	-	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding for all periods presented.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares for all periods presented.	1,000	1,000
Additional paid-in capital	10,575,000	10,569,000
Accumulated other comprehensive income	90,000	92,000
Retained earnings	9,461,000	9,792,000
Noncontrolling interest in subsidiary	245,000	251,000
Total shareholders’ equity	20,377,000	20,710,000
Total liabilities and shareholders’ equity	$21,644,000	$22,769,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$1,264,000	$2,005,000
Cost of goods sold	998,000	1,395,000
Gross profit	266,000	610,000

Selling, general and administrative expenses	627,000	687,000
Operating loss	(361,000)	(77,000)

Interest income (expense), net	1,000	4,000
Other (expense) income, net	27,000	46,000
Loss before income taxes	(333,000)	(27,000)

Income tax provision	(1,000)	-

Net loss	(334,000)	(27,000)
Net loss attributable to noncontrolling interest in subsidiary	2,000	-
Net loss attributable to Taitron Components Inc.	$(332,000)	$(27,000)

Net loss per share: Basic & Diluted	$(0.06)	$(0.00)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,423

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(334,000)	$(27,000)

Other Comprehensive loss:
Foreign currency translation adjustment	(6,000)	(25,000)

Comprehensive loss	(340,000)	(52,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	6,000	-

Comprehensive loss attributable to Taitron Components Inc.	$(334,000)	$(52,000)

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(334,000)	$(27,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,000	68,000
Provision for sales returns and doubtful accounts	18,000	36,000
Stock based compensation	6,000	5,000
Noncontrolling interest in subsidiary	(2,000)	20,000
Changes in assets and liabilities:
Trade accounts receivable	173,000	283,000
Inventory	655,000	60,000
Prepaid expenses and other current assets	(48,000)	(23,000)
Other assets	(3,000)	(18,000)
Trade accounts payable	(349,000)	(305,000)
Accrued liabilities	(20,000)	(59,000)
Total adjustments	476,000	67,000
Net cash provided by operating activities	142,000	40,000

Cash flows from financing activities:
Payments on notes payable	(421,000)	(22,000)
Exercise of Class A common stock options	-	2,000
Net cash used in financing activities	(421,000)	(20,000)
Impact of exchange rates on cash	(6,000)	(25,000)

Net decrease in cash and cash equivalents	(285,000)	(5,000)
Cash and cash equivalents, beginning of year	1,762,000	1,111,000
Cash and cash equivalents, end of year	$1,477,000	$1,106,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,000	$8,000
Cash paid for income taxes, net	$3,000	$1,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Notes to unaudited Condensed Consolidated Financial Statements
March 31, 2009

1 –BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments, consisting of normal recurring accruals and adjustments, which are necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.  Such financial statements do not include all the information or notes necessary for a complete presentation, therefore, they should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in our Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our majority-owned subsidiary.  All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is typically recognized upon shipment of merchandise and sales are recorded net of discounts, rebates, and returns.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates as shipments are made.  Sales returns for the quarters ended March 31, 2009 and 2008 were $9,000 and $30,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 15% to 30% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in inventory.  The allowance for sales returns and doubtful accounts at March 31, 2009 aggregated $86,000.

Inventory

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  Inventory is presented net of valuation allowances of $3,272,000 at March 31, 2009.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  The following tax years that remain subject to examination by major tax jurisdictions are as follows:  Federal – 2006, 2007 and 2008; and California (State) – 2005, 2006, 2007 and 2008.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

Index

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Common equivalent shares, consisting primarily of Class A common stock options, of approximately 347,000 and 370,000 for the three months ended March 31, 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Stock-Based Compensation

Accounting for stock options issued to employees follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding Class A common stock options (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The Option activity during the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	453,167	$1.81	3.64	$-
Forfeited	(84,667)	-	-	-
Outstanding at March 31, 2009	368,500	$1.87	4.19	$-
Exercisable at March 31, 2009	312,834	$1.85	3.74	$-

At March 31, 2009, the range of individual outstanding weighted average exercise prices was $1.79 to $2.05.

Index

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Position (FSP) pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4), provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, "Fair Value Measurements," and relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Management does not expect FSP 157-4 will have a material impact on its financial statements upon adoption.

FSP 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Management does not expect FSP 115-2 and 124-2 will have a material impact on its financial statements upon adoption.

FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." FSP No. 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Management does not expect FSP 107-1 will have a material impact on its financial statements upon adoption.

Accounting Standards Adopted

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on our results of operations and financial position as of and for the three months ended March 31, 2009.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS No's. 141(R) and 160 on an entity’s accounting for equity method investments. For the Company, EITF 08-6 was effective for transactions occurring after December 31, 2008.  The initial adoption of EITF 08-6 did not have a material impact on our results of operations and financial position as of and for the three months ended March 31, 2009.

In October, 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of FSP 157-2 did not have a material impact on our results of operations and financial position as of and for the three months ended March 31, 2009.

Index

2 – OTHER ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	24,000	21,000
Other Assets	$239,000	$236,000

Our $68,000 investment in securities as of March 31, 2009 relates to 154,808 common shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of March 31, 2009, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under FASB Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during 2008 or 2009.

3 – NOTES PAYABLE

	March 31,	December 31,
	2009	2008
	(Unaudited)

Bank loan	$-	$421,000
Less current portion	-	(89,000)
Subtotal	$-	$332,000
Secured credit facility - related party	500,000	500,000
Long-term debt, less current portion	$500,000	$832,000

Bank loan - On September 29, 2006, the Company borrowed $620,000 in connection with its acquisition of approximately 4,500 square feet of office space (consisting of 2 separate units on the same floor) in Shanghai, China with a total purchase price of $1,230,000.  The loan is collateralized by the underlying real property, payable in fixed monthly principal installments of $7,381, plus interest at the rate of one year LIBOR + 1.8% per annum, due September 20, 2013.  On January 16, 2009, we repaid the entire outstanding balance of $421,000.

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  On June 3, 2008, we borrowed $500,000 due June 3, 2010.

4 – RELATED PARTY TRANSACTIONS

We made payments of approximately $140,000 and $288,000 for the three month periods ending March 31, 2009 and 2008, respectively, to Princeton Technology Corporation (PTC), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased and carried in inventory and as such, we consider these payments to be in the normal course of business and negotiated on an arm’s length basis.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

Index

We made payments of $6,000 for the three month period ending March 31, 2009 and 2008, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $4,300 for the three months ended March 31, 2009 for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 3.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $687,000 as of March 31, 2009.

Regulation
On July 1, 2006, the European Union (EU) directive relating to the Restriction of Certain Hazardous Substance (RoHS) restricted the distribution of products within the EU containing certain substances, including lead.  Further, many of our suppliers are not yet supplying RoHS compliant products.  The legislation is effective and some of our inventory has become obsolete.  Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information.  Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

7 – SUBSEQUENT EVENTS

On April 2, 2009, we borrowed an additional $500,000 in connection with our secured credit facility due April 2, 2011.  See Note 3.

On April 16, 2009, we initiated a $100,000 irrevocable standby letter of credit in favor of our supplier, Samsung Electro-Mechanics America, to secure their receipt of our trade payable payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2008.  Also, several of the matters discussed in this document contain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.  We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

References to “Taitron,” the “Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise specifically defines.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended March 31, 2009 and 2008 were $9,000 and $30,000, respectively.  The allowance for sales returns and doubtful accounts at March 31, 2009 aggregated $86,000.

Index

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $13,271,000 at March 31, 2009, which is presented net of valuation allowances of $3,272,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Impact of Governmental Regulation – Our worldwide operations are subject to local laws and regulations.  As such, of particular interest is the European Union (EU) directive relating to the Restriction of Certain Hazardous Substance (RoHS).  On July 1, 2006, this directive restricted the distribution of products within the EU containing certain substances, including lead.  At the present time, much of our inventory contains substances prohibited by the RoHS directive.  Further, many of our suppliers are not yet supplying RoHS compliant products.  The legislation is effective and some of our inventory has become obsolete.  Management has estimated the impact of the legislation and has written down or reserved for related inventories based on amounts expected to be realized given all available current information.  Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2009, condensed consolidated financial statements representing approximately 82% of current assets and 61% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Since the beginning of 2001, our gross profit margins in general have been stable.  Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2009 versus first quarter of 2008.

Net sales in the first quarter of 2009 totaled $1,264,000 versus $2,005,000 in the comparable period for 2008, a decrease of $741,000 or 36.9% over the same period last year.  Our declining sales results continued to be negatively impacted by the global economic slowdown as end demand in the electronics components business has weakened further since the previous quarter ending in December 2008.

Index

Gross profit for the first quarter of 2009 was $266,000 versus $610,000 in the comparable period for 2008, and gross margin percentage of net sales was 21% in the first quarter of 2009 versus 30.4% in the comparable period for 2008.   The overall decrease came from selling at lower product prices to our customers resulting in lower margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the first quarter of 2009 totaled $627,000 versus $687,000 in the comparable period for 2008.  The decrease of $60,000 or 8.7% was primarily attributed to decreases in salaries and benefit expenses by $36,000 and trade commissions by $23,000.

 Interest income, net of interest expense, was $1,000 for the first quarter of 2009 versus $4,000 in the comparable period for 2008.

Other income, net of other expense, in the first quarter of 2009 was $27,000 versus $46,000 in the comparable period for 2008.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility.

Income tax provision was $1,000 for the first quarter of 2009 and $0 in the comparable period for 2008, as we do not expect significant taxable income for fiscal year 2009.

Net loss was $334,000 for the first quarter of 2009 versus $27,000 in the comparable period for 2008, an increase of $307,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have satisfied our liquidity requirements principally through cash generated from operations and commercial loans.  A summary of our cash flows resulting from our operating, investing and financing activities for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Operating activities	$142,000	$40,000
Financing activities	(421,000)	(20,000)

Cash flows provided by operating activities were $142,000 and $40,000 for the first quarter of 2009 and 2008, respectively.  The increase of $102,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

Cash flows used in financing activities were $421,000 and $20,000 for the first quarter of 2009 and 2008, respectively.  The 2009 outflows came primarily from our $421,000 repayment of the bank note.  See Note 3.

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

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.  Not applicable.

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

Item 4.  Submission of Matters to a Vote of Security Holders. - None

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2009	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)