Form 10-Q
period 2009-06-30
TAITRON COMPONENTS INC
filed 2009-08-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

(661) 257-6060
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Class	Outstanding on July 31, 2009
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
June 30, 2009

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,781,000	$1,762,000
Restricted cash (Note 4)	100,000	-
Trade accounts receivable, net	881,000	964,000
Inventory, net	12,929,000	13,926,000
Prepaid expenses and other current assets	537,000	565,000
Total current assets	16,228,000	17,217,000
Property and equipment, net	5,252,000	5,316,000
Other assets (Note 5)	255,000	236,000
Total assets	$21,735,000	$22,769,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$568,000	$822,000
Accrued liabilities	318,000	316,000
Current portion of long-term debt (Note 6)	500,000	89,000
Total current liabilities	1,386,000	1,227,000
Long-term debt, less current portion (Note 6)	500,000	832,000
Total liabilities	1,886,000	2,059,000

Commitments and contingencies (Notes 6 and 9)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; None issued or outstanding for all periods presented.	-	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding for all periods presented.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares for all periods presented.	1,000	1,000
Additional paid-in capital	10,582,000	10,569,000
Accumulated other comprehensive income	98,000	92,000
Retained earnings	8,923,000	9,792,000
Noncontrolling interest in subsidiary	240,000	251,000
Total shareholders’ equity	19,849,000	20,710,000
Total liabilities and shareholders’ equity	$21,735,000	$22,769,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,363,000	$2,029,000	$2,627,000	$4,034,000
Cost of goods sold	1,042,000	1,476,000	2,040,000	2,871,000
Gross profit	321,000	553,000	587,000	1,163,000

Selling, general and administrative expenses	610,000	698,000	1,237,000	1,385,000
Operating loss	(289,000)	(145,000)	(650,000)	(222,000)

Interest (expense) income, net	(4,000)	-	(3,000)	4,000
Other income, net	21,000	44,000	48,000	90,000
Loss before income taxes	(272,000)	(101,000)	(605,000)	(128,000)

Income tax provision	(1,000)	(1,000)	(2,000)	(1,000)

Net loss	(273,000)	(102,000)	(607,000)	(129,000)
Net loss attributable to noncontrolling interest in subsidiary	12,000	-	14,000	-
Net loss attributable to Taitron Components Inc.	$(261,000)	$(102,000)	$(593,000)	$(129,000)

Net loss per share: Basic & Diluted	$(0.06)	$(0.02)	$(0.06)	$(0.02)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(273,000)	$(102,000)	$(607,000)	$(129,000)

Other Comprehensive loss:
Foreign currency translation adjustment	12,000	(7,000)	6,000	(32,000)

Comprehensive loss	(261,000)	(109,000)	(601,000)	(161,000)

Comprehensive loss attributable to noncontrolling interest in subsidiary	6,000	-	12,000	-

Comprehensive loss attributable to Taitron Components Inc.	$(255,000)	$(109,000)	$(589,000)	$(161,000)

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(593,000)	$(129,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107,000	128,000
Provision for sales returns and doubtful accounts	34,000	63,000
Stock based compensation	13,000	11,000
Noncontrolling interest in subsidiary	(11,000)	20,000
Changes in operating assets and liabilities:
Restricted cash	(100,000)	-
Trade accounts receivable	49,000	(26,000)
Inventory	997,000	709,000
Prepaid expenses and other current assets	28,000	7,000
Trade accounts payable	(254,000)	(531,000)
Accrued liabilities	2,000	(1,000)
Total adjustments	865,000	380,000
Net cash provided by operating activities	272,000	251,000

Cash flows from investing activities:
Acquisition of property and equipment	(43,000)	(5,000)
Other assets	(19,000)	(15,000)
Net cash used in investing activities	(62,000)	(20,000)

Cash flows from financing activities:
Borrowings on notes payable	500,000	500,000
Payments on notes payable	(421,000)	(45,000)
Dividend payments	(276,000)	(277,000)
Exercise of Class A common stock options	-	2,000
Net cash (used in) provided by financing activities	(197,000)	180,000
Impact of exchange rates on cash	6,000	(32,000)

Net increase in cash and cash equivalents	19,000	379,000
Cash and cash equivalents, beginning of year	1,762,000	1,111,000
Cash and cash equivalents, end of year	$1,781,000	$1,490,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,000	$15,000
Cash paid for income taxes, net	$1,000	$1,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – ORGANIZATION

In 1989, we were formed and incorporated in California.  We maintain a majority-owned subsidiary in Mexico (since 1998) and three subsidiaries in each of Taiwan (since 1998), Brazil (since 1998) and China (since 2005).  Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing, purchases and coordinating the manufacture of our products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for our projects.

2 – BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned subsidiaries, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

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

FSP 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2 and 124-2), provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Management does not expect FSP 115-2 and 124-2 will have a material impact on its condensed consolidated financial statements upon adoption.

Index

FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1), increases the frequency of fair value disclosures required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." FSP No. 107-1 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only required to be disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Management does not expect FSP 107-1 will have a material impact on its condensed consolidated financial statements upon adoption.

Accounting Standards Adopted

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations", and SFAS No. 160, "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The initial adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material impact on our results of operations and financial position as of and for the three months ended June 30, 2009.

In October, 2008, the FASB issued FSP SFAS No. 157-2, "Effective Date of FASB No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The initial adoption of FSP 157-2 did not have a material impact on our results of operations and financial position as of and for the three months ended June 30, 2009.

In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) which addresses certain effects of SFAS No's. 141(R) and 160 on an entity’s accounting for equity method investments. For the Company, EITF 08-6 was effective for transactions occurring after December 31, 2008.  The initial adoption of EITF 08-6 did not have a material impact on our results of operations and financial position as of and for the three months ended June 30, 2009.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b).  The Securities and Exchange Commission (“SEC”) has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008.  Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events”.  Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165.  Companies are now required to disclose the date through which subsequent events have been evaluated by management.  Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation.  SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively.  The adoption of SFAS No. 165 during the quarter ended June 30, 2009 did not have a significant effect on the Company’s condensed consolidated financial statements as of that date or for the quarter or year-to-date period then ended.  In connection with preparing the accompanying unaudited condensed consolidated financial statements as of and for the quarter and six-month period ended June 30, 2009, management evaluated subsequent events through August 14, 2009 which is the date that such financial statements were issued (filed with the SEC).

Index

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

4 – RESTRICTED CASH

At June 30, 2009 we had $100,000 of restricted cash on deposit as collateral for our $100,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	40,000	21,000
Other Assets	$255,000	$236,000

Our $68,000 investment in securities as of June 30, 2009 relates to 154,808 common shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of June 30, 2009, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under FASB Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during 2008 or 2009.

6 – NOTES PAYABLE

	June 30,	December 31,
	2009	2008
	(Unaudited)

Bank loan	$-	$421,000
Less current portion	-	(89,000)
Subtotal	$-	$332,000
Secured credit facility - related party	1,000,000	500,000
Less current portion	(500,000)
Subtotal	$500,000	$500,000
Long-term debt, less current portion	$500,000	$832,000

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

Index

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  On June 3, 2008, we borrowed $500,000 due June 3, 2010.  On April 3, 2009, we borrowed $500,000 due April 3, 2011.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $183,000 and $69,000 for the three month periods ending June 30, 2009 and 2008, respectively, and $323,000 and $357,000 for the six months ending June 30, 2009 and 2008, respectively, to Princeton Technology Corporation (PTC), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased and carried in inventory and as such, we consider these payments to be in the normal course of business and negotiated on an arm’s length basis.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

We made payments of $6,000 for both the three month period ending June 30, 2009 and 2008, and $12,000 for both the six months ending June 30, 2009 and 2008 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $7,200 for the three months ended June 30, 2009 and $11,700 for the six months ending June 30, 2009 for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding Class A common stock options (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The Option activity during the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	453,167	$1.81	3.64	-
Granted	42,000	0.87	8.31	-
Forfeited	(99,667)	1.62	-	-
Outstanding at June 30, 2009	395,500	$1.75	4.55	-
Exercisable at June 30, 2009	297,834	$1.83	3.67	-

At June 30, 2009, the range of individual outstanding weighted average exercise prices was $1.79 to $2.05.

Index

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $687,000 as of June 30, 2009.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended June 30, 2009 and 2008 were $13,000 and $24,000, respectively and the six months ended June 30, 2009 and 2008 were $22,000 and $54,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2009 aggregated $90,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,929,000 at June 30, 2009, which is presented net of valuation allowances of $3,409,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2009, condensed consolidated financial statements representing approximately 82% of current assets and 61% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Since the beginning of 2001, our gross profit margins in general have been stable.  Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2009 versus second quarter of 2008.

Net sales in the second quarter of 2009 totaled $1,363,000 versus $2,029,000 in the comparable period for 2008, a decrease of $666,000 or 32.8% over the same period last year.  Our declining sales results continued to be negatively impacted by the global economic slowdown.

Gross profit for the second quarter of 2009 was $321,000 versus $553,000 in the comparable period for 2008, and gross margin percentage of net sales was 23.6% in the second quarter of 2009 versus 27.3% in the comparable period for 2008.   The overall decrease came from selling at lower product prices to our customers resulting in lower margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2009 totaled $610,000 versus $698,000 in the comparable period for 2008.  The decrease of $88,000 or 12.6% was primarily attributed to decreases in salaries and benefit expenses by $38,000 and trade commissions by $11,000.

Interest expense, net of interest income, was $4,000 for the second quarter of 2009 versus $0 in the comparable period for 2008.

Other income, net of other expense, in the second quarter of 2009 was $21,000 versus $44,000 in the comparable period for 2008.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility.

Index

Income tax provision was $1,000 for both the second quarter of 2009 and in the comparable period for 2008, as we do not expect significant taxable income for fiscal year 2009.

Net loss was $261,000 for the second quarter of 2009 versus $102,000 in the comparable period for 2008, an increase of $159,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008.

Net sales in the six months ended June 30, 2009 was $2,627,000 versus $4,034,000 in the comparable period for 2008, a decrease of $1,407,000 or 34.9% over the same period last year.  Our declining sales results continued to be negatively impacted by the global economic slowdown.

Gross profit for the six months ended June 30, 2009 was $587,000 versus $1,163,000 in the comparable period for 2008, and gross margin percentage of net sales was approximately 22.3% for the six months ended June 30, 2009 and 28.8% for 2008, respectively.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2009 totaled $1,237,000 versus $1,385,000 in the comparable period for 2008.  The decrease of $148,000 or 10.7% was primarily attributed to decreases to salaries and benefits by $73,000, trade commissions by $33,000 and supplies by $14,000.

Interest expense, net of interest income, was $3,000 for the six months ended June 30, 2009 versus $4,000 net interest income in the comparable period for 2008.

Other income, net of other losses, in the six months ended June 30, 2009 was $48,000 versus $90,000 in the comparable period for 2008.

Income tax provision was $2,000 for the six months ended June 30, 2009 versus $1,000 in the comparable period for 2008.

Net loss was $593,000 for the six months ended June 30, 2009 versus $129,000 in the comparable period for 2008, an increase of $464,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $272,000 and $251,000 for the six months ending June 30, 2009 and 2008, respectively.  The increase of $21,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

Cash flows (used in) provided by financing activities were $(197,000) and $180,000 for the six months ending June 30, 2009 and 2008, respectively.  The 2009 outflows came primarily from our $421,000 repayment of the bank note.  See Note 6.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. - Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we have determined that, during the period covered by this report, there was no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2009	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)