Form 10-Q
period 2009-09-30
TAITRON COMPONENTS INC
filed 2009-11-13
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on November 2, 2009
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
September 30, 2009

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,045,000	$1,762,000
Restricted cash (Note 4)	100,000	-
Trade accounts receivable, net	710,000	964,000
Inventory, net	12,613,000	13,926,000
Prepaid expenses and other current assets	462,000	565,000
Total current assets	15,930,000	17,217,000
Property and equipment, net	5,194,000	5,316,000
Other assets (Note 5)	258,000	236,000
Total assets	$21,382,000	$22,769,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$407,000	$822,000
Accrued liabilities	303,000	316,000
Current portion of long-term debt (Note 6)	500,000	89,000
Total current liabilities	1,210,000	1,227,000
Long-term debt, less current portion (Note 6)	500,000	832,000
Total liabilities	1,710,000	2,059,000

Commitments and contingencies (Notes 6 and 9)

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares; None issued or outstanding for all periods presented.	-	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding for all periods presented.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares for all periods presented.	1,000	1,000
Additional paid-in capital	10,589,000	10,569,000
Accumulated other comprehensive income	92,000	92,000
Retained earnings	8,753,000	9,792,000
Noncontrolling interest in subsidiary	232,000	251,000
Total shareholders’ equity	19,672,000	20,710,000
Total liabilities and shareholders’ equity	$21,382,000	$22,769,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,504,000	$1,778,000	$4,131,000	$5,812,000
Cost of goods sold	1,127,000	1,375,000	3,167,000	4,246,000
Gross profit	377,000	403,000	964,000	1,566,000

Selling, general and administrative expenses	591,000	672,000	1,828,000	2,057,000
Operating loss	(214,000)	(269,000)	(864,000)	(491,000)

Interest (expense) income, net	(4,000)	(4,000)	(7,000)	-
Other income, net	43,000	9,000	91,000	99,000
Loss before income taxes	(175,000)	(264,000)	(780,000)	(392,000)

Income tax provision	(1,000)	-	(3,000)	(1,000)

Net loss	(176,000)	(264,000)	(783,000)	(393,000)
Net loss attributable to noncontrolling interest in subsidiary	6,000	-	20,000	-
Net loss attributable to Taitron Components Inc.	$(170,000)	$(264,000)	$(763,000)	$(393,000)

Net loss per share: Basic & Diluted	$(0.03)	$(0.05)	$(0.14)	$(0.07)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(176,000)	$(264,000)	$(783,000)	$(393,000)

Other Comprehensive loss:
Foreign currency translation adjustment	(6,000)	(7,000)	-	(32,000)

Comprehensive loss	(182,000)	(271,000)	(783,000)	(425,000)

Comprehensive loss attributable to noncontrolling interest in subsidiary	7,000	-	19,000	-

Comprehensive loss attributable to Taitron Components Inc.	$(175,000)	$(271,000)	$(764,000)	$(425,000)

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(763,000)	$(393,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,000	174,000
Provision for sales returns and doubtful accounts	39,000	131,000
Stock based compensation	20,000	17,000
Noncontrolling interest in subsidiary	(19,000)	20,000
Changes in operating assets and liabilities:
Restricted cash	(100,000)	-
Trade accounts receivable	215,000	(30,000)
Inventory	1,313,000	971,000
Prepaid expenses and other current assets	100,000	55,000
Trade accounts payable	(415,000)	(422,000)
Accrued liabilities	(13,000)	15,000
Total adjustments	1,305,000	931,000
Net cash provided by operating activities	542,000	538,000

Cash flows from investing activities:
Acquisition of property and equipment	(43,000)	(29,000)
Other assets	(19,000)	(19,000)
Net cash used in investing activities	(62,000)	(48,000)

Cash flows from financing activities:
Borrowings on notes payable	500,000	500,000
Payments on notes payable	(421,000)	(67,000)
Dividend payments	(276,000)	(277,000)
Exercise of Class A common stock options	-	2,000
Net cash (used in) provided by financing activities	(197,000)	158,000
Impact of exchange rates on cash	-	(14,000)

Net increase in cash and cash equivalents	283,000	634,000
Cash and cash equivalents, beginning of year	1,762,000	1,111,000
Cash and cash equivalents, end of year	$2,045,000	$1,745,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,000	$28,000
Cash paid for income taxes, net	$1,000	$1,000

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

3 – RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  We believe adoption of this new guidance will not have a material impact on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4 – RESTRICTED CASH

At September 30, 2009 we had $100,000 of restricted cash on deposit as collateral for our $100,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

Index

5 – OTHER ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)

Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	43,000	21,000
Other Assets	$258,000	$236,000

Our $68,000 investment in securities as of September 30, 2009 relates to our ownership of 154,808 common shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of September 30, 2009, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under FASB Interpretation No. 46R, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during 2008 or 2009.

6 – NOTES PAYABLE

	September 30,	December 31,
	2009	2008
	(Unaudited)

Bank loan	$-	$421,000
Less current portion	-	(89,000)
Subtotal	$-	$332,000
Secured credit facility - related party	1,000,000	500,000
Less current portion	(500,000)
Subtotal	$500,000	$500,000
Long-term debt, less current portion	$500,000	$832,000

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

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of September 30, 3009 the aggregate outstanding balance on this credit facility was $1,000,000 as on June 3, 2008, we borrowed $500,000 due June 3, 2010 and on April 3, 2009, we borrowed $500,000 due April 3, 2011.

Index

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $110,000 and $69,000 for the three month periods ending September 30, 2009 and 2008, respectively, and $434,000 and $357,000 for the nine months ending September 30, 2009 and 2008, respectively, to Princeton Technology Corporation (PTC), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased and carried in inventory and as such, we consider these payments to be in the normal course of business and negotiated on an arm’s length basis.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

We made payments of $6,000 for both the three month period ending September 30, 2009 and 2008, and $18,000 for both the nine months ending September 30, 2009 and 2008 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $8,800 for the three months ended September 30, 2009 and $20,500 for the nine months ending September 30, 2009 for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees  measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	453,167	$1.81	3.64	-
Granted	42,000	0.87	8.05	-
Forfeited	(99,667)	1.62	-	-
Outstanding at September 30, 2009	395,500	$1.75	4.29	-
Exercisable at September 30, 2009	297,834	$1.83	3.41	-

At September 30, 2009, the range of individual outstanding weighted average exercise prices was $1.79 to $2.05.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $882,000 as of September 30, 2009.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2008.

This document contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 which are subject to risks and uncertainties.  Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.  We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

References to “Taitron,” the “Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its wholly owned and majority-owned subsidiaries, unless the context otherwise specifically defines.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended September 30, 2009 and 2008 were $2,000 and $65,000, respectively and the nine months ended September 30, 2009 and 2008 were $24,000 and $118,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2009 aggregated $93,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,613,000 at September 30, 2009, which is presented net of valuation allowances of $3,465,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Overview

We distribute both brand name electronic components and private labeled original designed and manufactured electronic components (“ODM Components”) and provide integrated services and solutions to support original equipment manufacturers (OEMs) and original design manufacturers (ODMs).  Our product offerings range from discrete semiconductors (transistors, diodes, etc.), optoelectronic devices and passive components to small electronic devices.

Due to ongoing economic recession and related decreased product demand, we are placing emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (CEMs), original equipment manufacturers (OEMs) and electronics distributor customers.  In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs).

Index

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2009, condensed consolidated financial statements representing approximately 79% of current assets and 59% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2009 versus third quarter of 2008.

Net sales in the third quarter of 2009 totaled $1,504,000 versus $1,778,000 in the comparable period for 2008, a decrease of $274,000 or 15.4% over the same period last year.  Our declining sales results continued to be negatively impacted primarily due to weakness in North America and Europe as a result of lower demand for products due to the global economic recession, a trend we believe is likely to continue in the near term and potentially longer.

Gross profit for the third quarter of 2009 was $377,000 versus $403,000 in the comparable period for 2008, and gross margin percentage of net sales was 25.1% in the third quarter of 2009 versus 22.7% in the comparable period for 2008.   The overall increase in gross margin percentage came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative expenses in the third quarter of 2009 totaled $591,000 versus $672,000 in the comparable period for 2008.  The decrease of $81,000 or 12.1% was primarily attributed to decreases in salaries and benefit expenses by $40,000 and professional fees by $15,000.

Interest expense, net of interest income, was $4,000 for both the third quarter of 2009 and in the comparable period for 2008.

Other income, net of other expense, in the third quarter of 2009 was $43,000 versus $9,000 in the comparable period for 2008.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility.

Income tax provision was $1,000 for the third quarter of 2009 and $0 in the comparable period for 2008, as we do not expect significant taxable income for fiscal year 2009.

Net loss was $170,000 for the third quarter of 2009 versus $264,000 in the comparable period for 2008, a decrease of $94,000 resulting from the reasons discussed above.

Nine months Ended September 30, 2009 versus Nine months Ended September 30, 2008.

Net sales in the nine months ended September 30, 2009 was $4,131,000 versus $5,812,000 in the comparable period for 2008, a decrease of $1,681,000 or 28.9% over the same period last year.  Our declining sales results continued to be negatively impacted primarily due to weakness in North America and Europe as a result of lower demand for products due to the global economic recession, a trend we believe is likely to continue in the near term and potentially longer.

Gross profit for the nine months ended September 30, 2009 was $964,000 versus $1,566,000 in the comparable period for 2008, and gross margin percentage of net sales was approximately 22.3% for the nine months ended September 30, 2009 and 26.9% for 2008, respectively.

Selling, general and administrative expenses in the nine months ended September 30, 2009 totaled $1,828,000 versus $2,057,000 in the comparable period for 2008.  The decrease of $229,000 or 11.1% was primarily attributed to decreases to salaries and benefits by $113,000, trade commissions by $35,000 and supplies, repairs and maintenance expenses by $33,000.

Index

Interest expense, net of interest income, was $7,000 for the nine months ended September 30, 2009 versus $0 in the comparable period for 2008.

Other income, net of other losses, in the nine months ended September 30, 2009 was $91,000 versus $99,000 in the comparable period for 2008.

Income tax provision was $3,000 for the nine months ended September 30, 2009 versus $1,000 in the comparable period for 2008.

Net loss was $763,000 for the nine months ended September 30, 2009 versus $393,000 in the comparable period for 2008, an increase of $370,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $542,000 and $538,000 for the nine months ending September 30, 2009 and 2008, respectively.  The increase of $4,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

Cash flows (used in) provided by financing activities were $(197,000) and $158,000 for the nine months ending September 30, 2009 and 2008, respectively.  The 2009 outflows came primarily from our $421,000 repayment of the bank note.  See Note 6.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. - Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

TAITRON COMPONENTS INCORPORATED

Date: November 13, 2009	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)