Form 10-K
period 2009-12-31
TAITRON COMPONENTS INC
filed 2010-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Yes ☒   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price of $0.85 per share) was approximately $3,100,000.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2010
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s Proxy Statement for the 2010 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

TAITRON COMPONENTS INCORPORATED

Index

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and are usually denoted by words or phrases such as “believes,” “plans,” “should,” “expects,” “thinks,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.

References to “Taitron,” “the Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

PART I

ITEM 1.  BUSINESS.

General

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We are incorporated in California, and were originally formed in 1989.   We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China.  Prior to 2003, we were primarily focused on the distribution of transistors, diodes and other discrete semiconductors, optoelectronic devices and passive components.  Commencing in 2003, we implemented a strategy to expand our business into value-added engineering and turn-key services, focusing on providing existing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with original design and manufacturing (ODM) services for their multi-year turn-key projects.  Our ODM services, and the distribution of products manufactured to specifications developed as a result of our ODM services (“ODM Products”) accounted for 12% and 11% of our revenue during our fiscal year ended December 31, 2009 and 2008, respectively.

We have developed a reputation for maintaining in-depth inventories and knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brands “TCI” or “PSD” through outsourcing.  At December 31, 2009, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.  In 2009 and 2008, we offered approximately 10 and 25, respectively,  that are ODM Products to specifications developed as a result of our ODM services.  Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing and purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

Index

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 44% of our total sales for the years ended December 31, 2009 and 2008.  During 2009 and 2008, we purchased $1,400,000 and $2,100,000, respectively, of inventory for these components to facilitate our market for these products.

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

Index

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

Preferred Distributors.  We developed a Preferred Distributor Agreement with certain selective distributor customers to promote a much stronger business relationship.  Under these agreements, our preferred distributors are required to provide point of sales (POS) reports which identify the distributor’s customers and we provide these preferred distributors with limited price protection, limited stock rotations and return privileges among other benefits.  As of the date of this Report, we maintain Preferred Distributor Agreements with 5 selective distributors.  We intend to maintain only a few preferred distributors in each geographical region.

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

Index

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

Service Strategy and ODM Products

We have historically offered our customers a limited range of value–added services such as cutting and forming, quality monitoring and product source tracing.  Beginning in 2003, we significantly expanded our value-added services by offering our existing OEM and CEM customers outsourced product design and manufacturing assembly services.  Our ODM Products sales were $845,000 and $788,000 in 2009 and 2008, respectively.  In order to support our ODM Components and ODM Products, we opened an engineering design center in Shanghai, China in 2005.  Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan–based companies, assist us with this program.  As a franchise distributor of Princeton Technology Corporation in the US, we receive engineering support using their products in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 50% component sales and 50% ODM Products sales by the end of 2012.

Offering application engineering service to current customers, we were often involved in reviewing their bill of materials (BOMs) and circuit diagrams.  Based upon their credit history, type of the products, production volume, profitability of the industry and circuit schematics, we offer different solutions for quality improvement, additional functions and cost savings  through the re-design processes such as component replacement, digital circuit instead of analog circuit, microprocessor instead of logic circuit, integrated circuit instead of discrete components.   Our preference is to target low but increasing volume, high margin, stable demand, profitable and specialty products, and financially stable customers who know how to market their products. Our strengths are microprocessor programming, power supply, power management, LED message sign, RF transmission and receiving, encoder and decoder, remote controller, DC motor control and power amplifier.  In many cases, we were able to take the advantage of our component distribution capability by using current stock to reduce lead time and choosing the low cost components we currently sell. We depend on our outsourcing partners in mold design, plastic injection, metal stamping, wire hardness and final assembly.  We ask between 15% to 30% down payment before accepting a purchasing order and offer customers 30 to 60 days payment terms.  All purchasing orders must have a firm delivery schedule under a non-cancelable and non-returnable (NCNR) agreement.  To reduce the manufacturing and handling cost, we arrange production of the same model once a year and keep product in our warehouse to be released according to the predetermined schedule.

We utilize our existing inventory management system and established distribution relationships to facilitate the manufacturing and distribution of such products.  Our ODM Service complements our “Superstore” strategy and facilitates additional utilization of electronic components for the manufacture of our ODM Products.

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2009, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.

In 2009 and 2008, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation.

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

Index

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

During 2009, we distributed our discrete electronic component products to approximately 500 customers.  Two customers accounted for 13% and 8% of net sales during 2009 and 11% and 8% of net sales during 2008.

In 2009, sales of brand name electronic component products and our ODM Components together represented approximately 87% of our net sales, while sales of our ODM Products represented the remaining 13% of our net sales.  Distributors represented approximately 26% and both CEMs and OEMs together represented approximately 61% of our net sales of electronic component products.  The remaining 13% of our electronic component sales were made to other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2009 or 2008.

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

Index

As our customers grow in size, we may lose our larger customers to our own discrete electronic components suppliers and as the electronics distribution industry consolidates, and some of our customers may be acquired by competitors.

Sales and Marketing Channels

As of March 2, 2010, our sales and marketing department consisted of 9 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retained outside sales account managers in the states of Massachusetts and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  Central American sales were $667,000 and $1,173,000 in 2009 and 2008, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asian customers were $157,000 and $447,000 in 2009 and 2008, respectively.

We also have sales channels into South America through our branch office in Sao Paulo, Brazil.  South American sales were $231,000 and $368,000 in 2009 and 2008, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 7 independent sales representatives during 2009.

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

In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 2, 2010 were approximately $1,650,000.  In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms.

In 2009, we purchased components from approximately 37 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Princeton Technology, Vishay Americas Inc. and Zowie Technology Corporation.  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2009, the following name brands, Samsung Electro-Mechanics Co., Princeton Technology, Everlight Electronics Co, Ltd. and Vishay Americas Inc. accounted for approximately 36% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

Index

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

Sales to Asian customers were 2.8% and 6.2% of our total sales in 2009 and 2008, respectively.

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

Index

Employees

As of March 2, 2010, our company consisted of 24 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

We maintain a website (http://www.taitroncomponents.com), but we are not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-K.  We make available free of charge through this website our annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files that material with, or furnish the material to, the Securities and Exchange Commission.

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

Index

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may become involved in legal proceedings from time to time.  As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4.  Reserved.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2008:
First Quarter	$1.87	$1.33
Second Quarter	1.54	1.02
Third Quarter	1.02	0.78
Fourth Quarter	0.89	0.56
Fiscal Year Ended December 31, 2009:
First Quarter	$1.04	$0.71
Second Quarter	0.96	0.70
Third Quarter	1.39	0.76
Fourth Quarter	1.45	1.09
Year Ended December 31, 2010:
First Quarter (through March 2, 2010)	$1.60	$1.30

On March 2, 2010, the last sale price of the Class A common stock as reported by Nasdaq was $1.60 per share.

Holders. As of March 2, 2010, there were 38 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock, which are not traded.

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

Index

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	395,500	$1.75	839,500
Equity compensation plans not approved by security holders	-	-	-
Total	395,500	$1.75	839,500

Unregistered Sales of Equity Securities.   None.

Issuer Purchases of Equity Securities.     None.

ITEM 6.  SELECTED FINANCIAL DATA.Not Applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 8 of this Annual Report.  Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2009 and 2008 aggregated $24,000 and $148,000, respectively.  The allowance for sales returns and doubtful accounts at December 31, 2009 aggregated $89,000.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,307,000 at December 31, 2009, which is presented net of valuation allowances of $3,615,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Index

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $1,804,000 allowance against our net deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2006 through 2008 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2005 through 2008 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Recent Accounting Policies

Please see Note 1 of our financial statements that describe the impact, if any, from the adoption of Recent Accounting Pronouncements.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, since demand remained weak throughout 2008, we continue to focus on lowering our inventory balances and changing our product mix.  As a result, net inventory levels decreased throughout the year by $1,019,000, including a non-cash provision of approximately $600,000 during 2009 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving inventory.  This provision is mainly used to increase our inventory reserve to account for slow moving and excess inventory.

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2009, consolidated financial statements representing approximately 77% of current assets and 57% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Net sales were $5,540,000 and $7,197,000 in 2009 and 2008, respectively, representing a decrease of $1,657,000 or 23%.  The decrease in net sales was primarily due to a domestic decline in demand for our component products.

Gross margins were $1,365,000 and $1,901,000 in 2009 and 2008, respectively, which represented 24.6% and 26.4% of net sales for those periods.  The decrease of $536,000 was primarily attributed to the decrease of sales.

Selling, general and administrative expenses were $2,441,000 and $2,712,000 in 2009 and 2008, respectively, which represented 44% and 37.7% of net sales for those periods.  The decrease of $271,000 was primarily due to decreases in salaries and benefits expenses by $138,000, depreciation expense by $44,000, trade commissions by $25,000 and professional fees by $23,000.

Operating losses were $1,076,000 and $811,000 in 2009 and 2008, respectively, which represented 19.4% and 11.3% of net sales for those periods.  Operating losses increased  primarily as a result of lower gross margins discussed above related to our provision for inventory reserves.

Net interest expense was $9,000 and $1,000 for 2009 and 2008, respectively.  The increase was due to higher debt levels during the year.

Income tax provision was $2,000 and $3,000 in 2009 and 2008, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $929,000 and $786,000 in 2009 and 2008, respectively, which represented 16.8% and 10.9% of net sales for those periods.  The losses are primarily due to lower margins discussed above and related to provisions for our inventory reserves.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2009 and 2008 were as follows:

	Year ended December 31,
	2009	2008

Operating activities	$1,276,000	$479,000
Investing activities	(77,000)	(12,000)
Financing activities	(197,000)	136,000

Cash flows provided by operating activities increased to $1,276,000 during 2009, as compared to $479,000 in the prior year.  The increase in cash provided by operations was primarily attributed to accounts receivable and inventory decreasing by $304,000 and $1,619,000, respectively, during 2009, as compared to decreasing by $338,000 and $896,000, respectively, during 2008.

Cash flows used in investing activities increased to $77,000 during 2009, as compared to $12,000 in the prior year.  Our 2009 investing outflows primarily came from acquisitions of property and equipment by $45,000, compared with $32,000 in 2008.

Index

Cash flows used in financing activities were $197,000 in 2009 as compared to provided by $136,000 used in the prior year.

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

Inventory is included and classified as a current asset.  As of December 31, 2009, inventory represented approximately 77% of current assets and 57% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the periods ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Irvine, California
March 31, 2010

Index

TAITRON COMPONENTS INCORPORATED
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,768,000	$1,762,000
Restricted cash (Note 2)	100,000	-
Trade accounts receivable, net	621,000	964,000
Inventory, net	12,307,000	13,926,000
Prepaid expenses and other current assets (Note 3)	245,000	565,000
Total current assets	16,041,000	17,217,000
Property and equipment, net (Note 4)	5,135,000	5,316,000
Other assets (Note 5)	244,000	236,000
Total assets	$21,420,000	$22,769,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$615,000	$822,000
Accrued liabilities	303,000	316,000
Current portion of long-term debt (Note 6)	-	89,000
Total current liabilities	918,000	1,227,000
Long-term debt, less current portion (Note 6)	1,000,000	832,000
Total liabilities	1,918,000	2,059,000

Commitments and contingencies (Notes 6, 8 and 12)
Minority interest in subsidiary	219,000	251,000

Shareholders’ equity:
Preferred stock, $.001 par value. Authorized 5,000,000 shares;
None issued or outstanding	-	-
Class A common stock, $.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding at December 31, 2009 and 2008.	5,000	5,000
Class B common stock, $.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,594,000	10,569,000
Accumulated other comprehensive income	96,000	92,000
Retained earnings	8,587,000	9,792,000
Total shareholders’ equity	19,283,000	20,459,000
Total liabilities and shareholders’ equity	$21,420,000	$22,769,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
 Consolidated Statements of Operations

	Year ended December 31,
	2009	2008

Net sales	$5,540,000	$7,197,000
Cost of goods sold	4,175,000	5,296,000
Gross profit	1,365,000	1,901,000

Selling, general and administrative expenses	2,441,000	2,712,000
Operating loss	(1,076,000)	(811,000)

Interest expense, net	(9,000)	(1,000)
Other income, net	158,000	29,000
Loss before income taxes	(927,000)	(783,000)

Income tax provision	(2,000)	(3,000)

Net loss	$(929,000)	$(786,000)

Other comprehensive income:
Foreign currency translation adjustment	4,000	48,000
Comprehensive loss	$(925,000)	$(738,000)

Net loss per share: Basic & Diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Shareholders’ Equity
Two years ended December 31, 2009

						Accumulated
					Additional	Other		Total
	Class A common stock		Class B common stock		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity

Balances at December 31, 2007	4,775,144	$5,000	762,612	$1,000	$10,544,000	$44,000	$10,855,000	$21,449,000

Issuances of common stock	2,000	-	-	-	2,000	-	-	2,000
Amortization of stock based compensation	-	-	-	-	23,000	-	-	23,000
Dividend payments	-	-	-	-	-	-	(277,000)	(277,000)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	48,000	-	48,000

Net loss	-	-	-	-	-	-	(786,000)	(786,000)
Comprehensive loss	-	-	-	-	-	-	-	(738,000)

Balances at December 31, 2008	4,777,144	$5,000	762,612	$1,000	$10,569,000	$92,000	$9,792,000	$20,459,000

Amortization of stock based compensation	-	-	-	-	25,000	-	-	25,000
Dividend payments	-	-	-	-	-	-	(276,000)	(276,000)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	4,000	-	4,000

Net loss	-	-	-	-	-	-	(929,000)	(929,000)
Comprehensive loss	-	-	-	-	-	-	-	(925,000)

Balances at December 31, 2009	4,777,144	$5,000	762,612	$1,000	$10,594,000	$96,000	$8,587,000	$19,283,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(929,000)	$(786,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	226,000	248,000
Provision for inventory reserve	600,000	600,000
Provision for sales returns and doubtful accounts	39,000	148,000
Stock based compensation	25,000	23,000
Changes in operating assets and liabilities:
Restricted cash	(100,000)	-
Trade accounts receivable	304,000	338,000
Inventory	1,019,000	296,000
Prepaid expenses and other current assets	320,000	(391,000)
Other assets	(8,000)	477,000
Trade accounts payable	(207,000)	(496,000)
Accrued liabilities	(13,000)	22,000
Total adjustments	2,205,000	1,265,000
Net cash provided by operating activities	1,276,000	479,000

Cash flows from investing activities:
Acquisition of property and equipment	(45,000)	(32,000)
Minority interest in subsidiary	(32,000)	20,000
Net cash used in investing activities	(77,000)	(12,000)

Cash flows from financing activities:
Borrowing on notes payable	500,000	500,000
(Payments) on notes payable	(421,000)	(89,000)
Dividend payments	(276,000)	(277,000)
Exercise of Class A common stock options	-	2,000
Net cash (used in) provided by financing activities	(197,000)	136,000
Impact of exchange rates on cash	4,000	48,000

Net increase in cash and cash equivalents	1,006,000	651,000
Cash and cash equivalents, beginning of year	1,762,000	1,111,000
Cash and cash equivalents, end of year	$2,768,000	$1,762,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,000	$41,000
Cash paid for income taxes, net	$1,000	$1,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED
Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles     (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB.  ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards.  The ASC is effective for interim and annual reporting periods ending after September 15, 2009.  The Company adopted ASC 105-10 during the year ended December 31, 2009 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its various wholly-owned subsidiaries and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV.  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $219,000 as of December 31, 2009.

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

Samsung Electro-Mechanics Co. and Everlight Electronics Co, Ltd., together accounted for approximately 22% and 27% of all Taitron’s net purchases for fiscal years 2009 and 2008, respectively.  However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices.  Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products.

For the year ended December 31, 2009 two customers accounted for 13% and 8% of our net sales.  For the year ended December 31, 2008 two customers accounted for 11% and 8% of our net sales.  As of December 31, 2009, two customers accounted for 19.6% and 8.6% of our trade receivables.  As of December 31, 2008, two customers accounted for 19% and 17% of our trade receivables.

Index

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and maintains cash balances in multiple accounts at multiple banks.  Accounts at our primary domestic financial institution are non-interest-bearing transaction accounts and as such, are 100% insured by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC's Transaction Account Guarantee Program, as of the early of the maturity of the financial institution’s obligation and June 30, 2012.  Our cash held in a money market investment account exceeds insurance limits.  Our foreign accounts are not insured, however, management does not believe that there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases,  revenue is recognized when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2009 and 2008 aggregated $24,000 and $148,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at December 31, 2009 and 2008 aggregated $89,000 and $74,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $3,615,000 and $3,127,000 at December 31, 2009 and 2008, respectively.  The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization of property and equipment are computed principally using accelerated and straight-line methods using lives from 5 to 7 years for furniture, machinery and equipment and 31.5 years for building and building improvements.  Property and equipment amortized using an accelerated method does not result in a material difference over the straight-line method.  Renewals and betterments, which extend the life of an existing asset, are capitalized while normal repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Index

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20 (formerly SFAS No. 123R, Share-Based Payment).  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2006 through 2008 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2005 through 2008 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to th adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The estimated fair values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying value because of the short-term maturity of these instruments.  The estimated fair value of long-term debt approximates its carrying value because the interest rate associated with the instrument fluctuates with market conditions.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 339,000 and 370,000 for the years ended December 31, 2009 and 2008, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Index

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

Recent Accounting Pronouncements

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," (“ASC 810”) amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The adoption of ASC 810 did not have an impact on the Company’s financial position, results of operations or cash flows.

As of June 15, 2009 ASC No. 855 "Subsequent Events" (formerly FASB 165), establishes principles and requirements for stating subsequent events. A subsequent event consists of events that provide additional information of a condition that is already being reported or of an event that does not exist as the balance sheet date. The latter event(s) are limited to certain event types that are outlined in their respective ASC. Certain events must be disclosed so as to not have financial statements that are misleading.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2 – RESTRICTED CASH

At December 31, 2009 we had $100,000 of restricted cash on deposit as collateral for our $100,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

3  -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Includes $166,000 for 1,000,000 preferred shares in Zowie Technology Corporation, a manufacturer of discrete semiconductors and also our supplier of electronic component products, as we have exercised our rights for redemption as of December 31, 2009.  Also includes $17,000 in our investment in a land purchase contract, of which we expect to be refunded within one year.

Index

4  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2009	2008
Land	$1,297,000	$1,297,000
Buildings and improvements	5,125,000	5,123,000
Furniture and equipment	978,000	981,000
Computer software and equipment	2,364,000	2,318,000
Total Property and Equipment	9,764,000	9,719,000
Less: Accumulated depreciation and amortization	(4,629,000)	(4,403,000)
Property and Equipment, net	$5,135,000	$5,316,000

5  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2009	2008
Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	29,000	21,000
Other Assets	$244,000	$236,000

Our $68,000 investment in securities as of December 31, 2009 relates to 154,808 shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of December 31, 2009, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under ASC 810 (formerly FAS Interpretation No. 46R), and as such, is accounted for under the equity method basis of accounting. This joint venture is not operational and as such, there has been no activity in this joint venture during 2009.

6  -  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2009	2008
Bank loan	$-	$421,000
Less current portion	-	(89,000)
Subtotal	$-	$332,000
Secured credit facility - related party	1,000,000	500,000
Less current portion	-	-
Subtotal	$1,000,000	$500,000
Long-term debt, less current portion	$1,000,000	$832,000

Bank loan - On September 29, 2006, the Company borrowed $620,000 in connection with its acquisition of approximately 4,500 square feet of office space in Shanghai, China with a total purchase price of $1,230,000.  On January 16, 2009, we repaid the entire outstanding balance of $421,000.

Index

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of December 31, 3009 the aggregate outstanding balance on this credit facility was $1,000,000 as on June 3, 2008, we borrowed $500,000 due April 21, 2011 and on April 3, 2009, we borrowed $500,000 due April 3, 2011.

7  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $.001 per share, with no shares of preferred stock outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $.001 per share, with 4,777,144 issued and outstanding as of December 31, 2009 and 2008.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2009 and 2008, the Company did not repurchase any shares of its Class A common stock.  However, the Company issued 0 and 2,000 shares of common stock upon the exercise of stock options during 2009 and 2008, respectively (Note 9).

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

Dividends - On June 2, 2009, the Board of Directors declared an annual cash dividend of $0.05 per share of Class A and Class B common stock, payable to shareholders of record at the close of business on June 15, 2009.  The total dividend amount paid for the year ended December 31, 2009 was $276,000. On March 28, 2008, the Board of Directors declared an annual cash dividend of $0.05 per share of Class A and Class B common stock, payable to shareholders of record at the close of business on April 15, 2008. The total dividend amount paid for the year ended December 31, 2008 was $277,000.

Index

8  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2009	2008
Current:
Federal	$-	$-
State	3,000	3,000
	3,000	3,000
Deferred:
Federal	(249,000)	(196,000)
State	(64,000)	(54,000)
Increase in valuation allowance	313,000	250,000
	-	-

Income tax provision	$3,000	$3,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2009	2008
“Expected” income tax expense (benefit)	$(313,000)	$(250,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	-	-
Increase in valuation allowance	313,000	250,000
Other	1,000	1,000
Income tax provision	$3,000	$3,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2009	2008
Deferred tax assets:
Inventory reserves	$1,549,000	$1,340,000
Section 263a adjustment	82,000	90,000
Allowances for bad debts and returns	33,000	32,000
Accrued expenses	20,000	18,000
Asset valuation reserve	57,000	57,000
State net operating loss carry forward	182,000	61,000
Other	34,000	24,000
Total deferred tax assets	1,957,000	1,622,000
Valuation allowance	(1,804,000)	(1,491,000)
	153,000	131,000
Deferred tax liabilities:
Deferred state taxes	(153,000)	(131,000)

Net deferred tax assets	$-	$-

As of December 31, 2009, the Company had approximately $297,000 and $917,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2006 through 2008 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2005 through 2008 California Franchise Tax Returns.

Index

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2009 and 2008, we have $1,804,000 and $1,491,000 of unrecognized tax benefits, respectively. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2009 and 2008.

9  -  401(k) PROFIT SHARING PLAN

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company.  Participants once eligible, as defined by the plan, may contribute up to the maximum allowed under the Code.  The plan also provides for safe harbor matching contributions, vesting immediately, at the discretion of the Company.  For each of the years ended December 31, 2009 and 2008, employer matching contributions aggregated approximately $33,000.

Participants in the plan, through self-directed brokerage accounts, held 228,939 and 156,354 shares in Class A common stock of the Company as of December 31, 2009 and 2008, respectively.  The Plan does not offer new issues of common stock of the Company as an investment option.

10  -  STOCK OPTIONS

The Company’s 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of the Company’s Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2009 and 2008: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	414,167	$1.84	4.41	$106,000
Granted	51,000	1.63	7.26	-
Exercised	(2,000)	1.00	-	-
Forfeited	(10,000)	2.40	-	-
Outstanding at December 31, 2008	453,167	$1.81	3.64	-
Granted	42,000	0.87	8.05	-
Forfeited	(99,667)	1.62	-	-
Outstanding at December 31, 2009	395,500	$1.75	4.29	-
Exercisable at December 31, 2009	297,834	$1.84	3.41	-

At December 31, 2009, the range of individual weighted average exercise prices was $1.71 to $2.05.

Index

11  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of dilutive potential common stock.

	Year ended December 31,
	2009	2008

Net loss available to common shareholders used in basic and diluted loss per share	$(929,000)	$(786,000)
Weighted average number of common shares used in basic loss per share	5,539,673	5,539,673
Basic loss per share	$(0.17)	$(0.14)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share	5,539,673	5,539,673
Diluted loss per share	$(0.17)	$(0.14)

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to its financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,100,000 as of December 31, 2009.

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

Index

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers:

	Year ended		Year ended
	December 31,	December 31,	December 31,	December 31,
	2009	2009	2008	2008
		Long-lived		Long-lived
	Revenues	Assets	Revenues	Assets
United States	$3,873,000	$3,454,000	$4,425,000	$3,617,000
Mexico	667,000	172,000	1,173,000	184,000
Brazil	231,000	-	368,000	-
Taiwan	90,000	285,000	311,000	297,000
China	48,000	1,224,000	136,000	1,218,000
Canada	29,000	-	26,000	-
Other foreign countries	602,000	-	758,000	-
Total	$5,540,000	$5,135,000	$7,197,000	$5,316,000

14  -  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2010, the date the financial statements were issued.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.    None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Index

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and 2008 and concluded that, as of December 31, 2009 and 2008, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2009 and 2008.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this section, with the exception of the information provided below concerning the Company’s Code of Ethics, will appear in the Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Directors”, “Compliance with Section 16(a) - Beneficial Ownership Reporting” and “Report of the Audit Committee” and is incorporated herein by this reference.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2009.

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

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

3.1	Articles of Incorporation of Taitron Components Incorporated. (1)
3.2	Bylaws. (1)
4.1	Specimen certificate evidencing Class A common stock. (1)
4.2	Form of Underwriter’s Warrant. (1)
10.1*	Form of Director and Officer Indemnification Agreement. (1)
10.2*	2005 Stock Incentive Plan. (2)
21.1**	List of Subsidiaries.
23.1**	Consent of Independent Registered Public Accounting Firm – Anton & Chia LLP.
24.1**	Power of Attorney (contained on the signature page hereof).
31.1**	Principal Executive Officer - Section 302 Certification.
31.2**	Principal Financial Officer - Section 302 Certification.
32**	Principal Executive and Principal Financial Officer - Section 906 Certification.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
(1)	Incorporation by reference from the Company’s Registration Statement on Form SB-2, Registration No. 33-90294-LA.
(2)	Incorporated by reference from the Company’s Definitive Proxy Statement on Form DEF-14 filed May 2, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2010	By:	/s/ Stewart Wang
Stewart Wang
Director, Chief Executive Officer and President

Dated: March 31, 2010	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2010
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2010
Stewart Wang

/s/ Richard Chiang	Director	March 31, 2010
Richard Chiang

/s/ Craig Miller	Director	March 31, 2010
Craig Miller

/s/ Felix Sung	Director	March 31, 2010
Felix Sung