Form 10-Q
period 2010-03-31
TAITRON COMPONENTS INC
filed 2010-05-17
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 2, 2010
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
March 31, 2010

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,857,000	$2,768,000
Restricted cash (Note 4)	100,000	100,000
Trade accounts receivable, net	943,000	621,000
Inventory, net	12,064,000	12,307,000
Prepaid expenses and other current assets	97,000	245,000
Total current assets	16,061,000	16,041,000
Property and equipment, net	5,096,000	5,135,000
Other assets (Note 5)	252,000	244,000
Total assets	$21,409,000	$21,420,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$706,000	$615,000
Accrued liabilities	266,000	303,000
Total current liabilities	972,000	918,000
Long-term debt (Note 6)	1,000,000	1,000,000
Total liabilities	1,972,000	1,918,000

Commitments and contingencies (Notes 6, 8 and 12)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,597,000	10,594,000
Accumulated other comprehensive income	98,000	96,000
Retained earnings	8,479,000	8,587,000
Minority interest in subsidiary	257,000	219,000
Total shareholders’ equity	19,437,000	19,502,000
Total liabilities and shareholders’ equity	$21,409,000	$21,420,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net sales	$1,650,000	$1,264,000
Cost of goods sold	1,188,000	998,000
Gross profit	462,000	266,000

Selling, general and administrative expenses	596,000	627,000
Operating loss	(134,000)	(361,000)

Interest (expense) income, net	(9,000)	1,000
Other income, net	42,000	27,000
Loss before income taxes	(101,000)	(333,000)

Income tax provision	(7,000)	(1,000)

Net loss	(108,000)	(334,000)
Net loss attributable to noncontrolling interest in subsidiary	2,000	2,000
Net loss attributable to Taitron Components Inc.	$(106,000)	$(332,000)

Net loss per share: Basic & Diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net loss	$(108,000)	$(334,000)

Other Comprehensive loss:
Foreign currency translation adjustment	2,000	(6,000)

Comprehensive loss	(106,000)	(340,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	3,000	6,000

Comprehensive loss attributable to Taitron Components Inc.	$(103,000)	$(334,000)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(108,000)	$(334,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,000	46,000
Provision for sales returns and doubtful accounts	2,000	18,000
Stock based compensation	3,000	6,000
Noncontrolling interest in subsidiary	38,000	(2,000)
Changes in assets and liabilities:
Trade accounts receivable	(324,000)	173,000
Inventory	243,000	655,000
Prepaid expenses and other current assets	148,000	(48,000)
Other assets	(8,000)	(3,000)
Trade accounts payable	91,000	(349,000)
Accrued liabilities	(37,000)	(20,000)
Total adjustments	213,000	476,000
Net cash provided by operating activities	105,000	142,000

Cash flows from investing activities:
Acquisition of property & equipment	(18,000)	-
Net cash used in investing activities	(18,000)	-

Cash flows from financing activities:
Payments on notes payable	-	(421,000)
Net cash used in financing activities	-	(421,000)
Impact of exchange rates on cash	2,000	(6,000)

Net increase (decrease) in cash and cash equivalents	89,000	(285,000)
Cash and cash equivalents, beginning of period	2,768,000	1,762,000
Cash and cash equivalents, end of year	$2,857,000	$1,477,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,000	$7,000
Cash paid for income taxes, net	$7,000	$3,000

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4 – RESTRICTED CASH

At March 31, 2010, we had $100,000 of restricted cash on deposit as collateral for our $100,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	March 31,	December 31,
	2009	2009
	(Unaudited)

Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	37,000	29,000
Other Assets	$252,000	$244,000

Our $68,000 investment in securities as of March 31, 2010 relates to our ownership of 154,808 common shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of March 31, 2010, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during 2010.

6 – NOTES PAYABLE

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of March 31, 2010 and December 31, 2009, the aggregate outstanding balance on this credit facility was $1,000,000 as on June 3, 2008, we borrowed $500,000 due April 21, 2011 and on April 3, 2009, we borrowed $500,000 due April 3, 2011.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for the three month period ending March 31, 2010 to Princeton Technology Corporation (“PTC”), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased and carried in inventory and as such, we consider these payments to be in the normal course of business and negotiated on an arm’s length basis.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

We made payments of approximately $6,000 for the three month period ending March 31, 2010 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $8,600 for the three months ended March 31, 2010 for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees  measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	395,500	$1.75	4.3	$19,000
Outstanding at March 31, 2010	395,500	$1.75	3.8	60,000
Exercisable at March 31, 2010	336,499	$1.87	3.2	32,000

At March 31, 2010, the range of individual outstanding weighted average exercise prices was $0.84 to $1.91.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,945,000 as of March 31, 2010.

10 – SUBSEQUENT EVENTS

On April 1, 2010, we borrowed an additional $500,000 in connection with our secured credit facility to a related party, due April 21, 2011.  See Note 6.

On May 13, 2010, we increased our irrevocable standby letter of credit in favor of our supplier, Samsung Electro-Mechanics America, from $100,000 to $200,000 to secure their receipt of our trade payable payments.  See Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2009.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarter ended March 31, 2010 was $2,000.  The allowance for sales returns and doubtful accounts at March 31, 2010 aggregated $90,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,064,000 at March 31, 2010, which is presented net of valuation allowances of $3,422,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Overview

We distribute both brand name electronic components and private labeled original designed and manufactured electronic components (“ODM Components”) and provide integrated services and solutions to support original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”).  Our product offerings range from discrete semiconductors (transistors, diodes, etc.), optoelectronic devices and passive components to small electronic devices.

Due to ongoing economic recession and related decreased product demand, we are placing emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (“CEMs”), OEMs and electronics distributor customers.  In addition, over the last four years we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs).

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2010, condensed consolidated financial statements representing approximately 75% of current assets and 56% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2010 versus 2009.

Net sales in the first quarter of 2010 totaled $1,650,000 versus $1,264,000 in the comparable period for 2009, an increase of $386,000 or 30.5% over the same period last year, as economic conditions improved and the technology markets exhibited an uptick of demand indicating some recovery from the recession.

Gross profit for the first quarter of 2010 was $462,000 versus $266,000 in the comparable period for 2009, and gross margin percentage of net sales was 28% in the first quarter of 2010 versus 21% in the comparable period for 2009.   The overall increase in gross margin percentage came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative expenses in the first quarter of 2010 totaled $596,000 versus $627,000 in the comparable period for 2009.  The decrease of $31,000 or 4.9% was primarily attributed to decreases in professional fees by $26,000.

Interest expense, net of interest income, was $9,000 for the first quarter of 2010 and $1,000 income in the comparable period for 2009.

Other income, net of other expense, in the first quarter of 2010 was $42,000 versus $27,000 in the comparable period for 2009.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility.

Income tax provision was $7,000 for the first quarter of 2010 and $1,000 in the comparable period for 2009, as we do not expect significant taxable income for fiscal year 2010.

Net loss was $108,000 for the first quarter of 2010 versus $334,000 in the comparable period for 2009, a decrease of $226,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $105,000 and $142,000 for the three months ending March 31, 2010.  The decrease of $37,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily reduction of inventory.

Cash flows used in financing activities were $0 and $421,000 for the three months ending March 31, 2010.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. - Not applicable.

Item 4.  Controls and Procedures.

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

Item 4.  [Removed and Reserved]

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

TAITRON COMPONENTS INCORPORATED

Date: May 17, 2010	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)