Form 10-Q
period 2010-06-30
TAITRON COMPONENTS INC
filed 2010-08-16
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2010
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

TAITRON COMPONENTS INCORPORATED

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,518,000	$2,768,000
Restricted cash (Note 4)	200,000	100,000
Trade accounts receivable, net	1,016,000	621,000
Inventory, net	12,080,000	12,307,000
Prepaid expenses and other current assets	89,000	245,000
Total current assets	16,903,000	16,041,000
Property and equipment, net	5,072,000	5,135,000
Other assets (Note 5)	258,000	244,000
Total assets	$22,233,000	$21,420,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,086,000	$615,000
Accrued liabilities	310,000	303,000
Current portion of long-term debt (Note 6)	1,500,000	-
Total current liabilities	2,896,000	918,000
Long-term debt (Note 6)	-	1,000,000
Total liabilities	2,896,000	1,918,000

Commitments and contingencies (Notes 6, 8 and 12)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,600,000	10,594,000
Accumulated other comprehensive income	95,000	96,000
Retained earnings	8,424,000	8,587,000
Minority interest in subsidiary	212,000	219,000
Total shareholders’ equity	19,337,000	19,502,000
Total liabilities and shareholders’ equity	$22,233,000	$21,420,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,776,000	$1,363,000	$3,426,000	$2,627,000
Cost of goods sold	1,220,000	1,042,000	2,408,000	2,040,000
Gross profit	556,000	321,000	1,018,000	587,000

Selling, general and administrative expenses	652,000	610,000	1,248,000	1,237,000
Operating loss	(96,000)	(289,000)	(230,000)	(650,000)

Interest expense, net	(11,000)	(4,000)	(20,000)	(3,000)
Other income, net	48,000	21,000	90,000	48,000
Loss before income taxes	(59,000)	(272,000)	(160,000)	(605,000)

Income tax benefit (provision)	4,000	(1,000)	(3,000)	(2,000)

Net loss	(55,000)	(273,000)	(163,000)	(607,000)
Net loss attributable to noncontrolling interest in subsidiary	(11,000)	(12,000)	(6,000)	(14,000)
Net loss attributable to Taitron Components Inc.	$(44,000)	$(261,000)	$(157,000)	$(593,000)

Net loss per share: Basic & Diluted	$(0.01)	$(0.06)	$(0.03)	$(0.06)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(55,000)	$(273,000)	$(163,000)	$(607,000)

Other Comprehensive (loss)income:
Foreign currency translation adjustment	(3,000)	12,000	(1,000)	6,000

Comprehensive loss	(58,000)	(261,000)	(164,000)	(601,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	(7,000)	(6,000)	(10,000)	(12,000)

Comprehensive loss attributable to Taitron Components Inc.	$(51,000)	$(255,000)	$(154,000)	$(589,000)

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(163,000)	$(593,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	106,000	107,000
Provision for sales returns and doubtful accounts	3,000	34,000
Stock based compensation	6,000	13,000
Noncontrolling interest in subsidiary	(7,000)	(11,000)
Changes in assets and liabilities:
Restricted cash	(100,000)	(100,000)
Trade accounts receivable	(398,000)	49,000
Inventory	227,000	997,000
Prepaid expenses and other current assets	156,000	28,000
Trade accounts payable	471,000	(254,000)
Accrued liabilities	7,000	2,000
Total adjustments	471,000	865,000
Net cash provided by operating activities	308,000	272,000

Cash flows from investing activities:
Acquisition of property & equipment	(43,000)	(43,000)
Other assets	(14,000)	(19,000)
Net cash used in investing activities	(57,000)	(62,000)

Cash flows from financing activities:
Borrowings on notes payable	500,000	500,000
Payments on notes payable	-	(421,000)
Dividend payments	-	(276,000)
Net cash provided by (used in) financing activities	500,000	(197,000)
Impact of exchange rates on cash	(1,000)	6,000

Net increase in cash and cash equivalents	750,000	19,000
Cash and cash equivalents, beginning of period	2,768,000	1,762,000
Cash and cash equivalents, end of year	$3,518,000	$1,781,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,000	$14,000
Cash paid for income taxes, net	$7,000	$1,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – ORGANIZATION

In 1989, we were formed and incorporated in California.  We maintain a majority-owned subsidiary in Mexico (since 1998) and three subsidiaries in each of Taiwan (since 1998), Brazil (since 1998) and China (since 2005).  Our Mexico and Brazil based subsidiaries are for regional distribution, sales and marketing purposes and our Taiwan and China subsidiaries  are for supporting inventory  purchases and coordinating the manufacture of our products.  Our China subsidiary also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for our projects.

2 – BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned subsidiaries, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X (ASC 270 Interim Reporting).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, allowance for doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

4 – RESTRICTED CASH

At June 30, 2010, we had $200,000 of restricted cash on deposit as collateral for our $200,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

Index

5 – OTHER ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	43,000	29,000
Other Assets	$258,000	$244,000

Our $68,000 investment in securities as of June 30, 2010 relates to our ownership of 154,808 common shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of June 30, 2010, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during 2010.

6 – NOTES PAYABLE

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Secured credit facility - related party	1,500,000	1,000,000
Less current portion	(1,500,000)	-
Long-term debt, less current portion	$-	$1,000,000

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum, with the entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of June 30, 2010 and December 31, 2009, the aggregate outstanding balance on this credit facility was $1,500,000 and $1,000,000, respectively.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000 due April 21, 2011; on April 3, 2009, we borrowed $500,000 due April 3, 2011; and on April 1, 2010 we borrowed $500,000 due April 21, 2011.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $8,000 and $183,000 for the three month periods ending June 30, 2010 and 2009, respectively, and $14,000 and $323,000 for the six months ending June 30, 2010 and 2009 to Princeton Technology Corporation (“PTC”), a company controlled by Mr. Chiang, one of our directors.  These payments were for electronic component products purchased in arm’s length transactions and capitalized  in inventory and as such, we consider these payments to be in the normal course of business.  We have entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC.

We made payments of approximately $6,000 for both the three month period ending June 30, 2010 and 2009, and $12,000 for both the six month period ending June 30, 2010 and 2009 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $11,700 and $7,200 for the three months ended June 30, 2010 and 2009, respectively, and $20,300 and $11,700 for the six months ended June 30, 2010 and 2009, respectively, for interest expense on our outstanding line of credit balance from K.S. Best International Co. Ltd.  See Note 6.

Index

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the compensation cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide services in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	395,500	$1.75	4.3	$19,000
Outstanding at June 30, 2010	364,500	$1.62	3.9	22,600
Exercisable at June 30, 2010	315,499	$1.69	3.5	13,500

At June 30, 2010, the range of individual outstanding weighted average exercise prices was $0.84 to $1.91.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers totaled $2,200,000 as of June 30, 2010.

10 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 16, 2010, the date the financial statements were available to be issued.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended June 30, 2010 and 2009 were $1,000 and $13,000, respectively and for the six months ended June 30, 2010 and 2009 were $3,000 and $22,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2010 aggregated $90,000

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,109,000 at June 30, 2010, which is presented net of valuation allowances of $3,563,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Index

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2010, condensed consolidated financial statements representing approximately 72% of current assets and 54% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2010 versus second quarter of 2009

Net sales in the second quarter of 2010 totaled $1,776,000 versus $1,363,000 in the comparable period for 2009, an increase of $413,000 or 30.3% over the same period last year.  Our increase in net sales was primarily due to  higher demand for our products and overall strengthening in the world's economies.

Gross profit for the second quarter of 2010 was $556,000 versus $321,000 in the comparable period for 2009, and gross margin percentage of net sales was 31.3% in the second quarter of 2010 versus 23.6% in the comparable period for 2009.  The overall increase came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2010 totaled $652,000 versus $610,000 in the comparable period for 2009.  The increase of $42,000 or 6.9% was primarily attributed to increases in salaries and benefit expenses by $52,000 and trade commissions by $9,000, and somewhat offset by reductions in professional fees by $17,000.

Interest expense, net of interest income, was $11,000 for the second quarter of 2010 versus $4,000 in the comparable period for 2009.

Other income, net of other expense, in the second quarter of 2010 was $48,000 versus $21,000 in the comparable period for 2009.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility.

Income tax benefit (provision) was $4,000 for the second quarter of 2010, versus ($1,000) in the comparable period for 2009, as we do not expect significant taxable income for fiscal year 2009.

Net loss was $55,000 for the second quarter of 2010 versus $273,000 in the comparable period for 2009, a decrease of $218,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009.

Net sales in the six months ended June 30, 2010 was $3,426,000 versus $2,627,000 in the comparable period for 2009, an increase of $799,000 or 30.4% over the same period last year.  Our increasing sales results primarily resulted from higher demand for products and overall strengthening in the world's economies.

Gross profit for the six months ended June 30, 2010 was $1,018,000 versus $587,000 in the comparable period for 2009, and gross margin percentage of net sales was approximately 29.7% for the six months ended June 30, 2010 and 22.3% for 2009, respectively.  The overall increase came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2010 totaled $1,248,000 versus $1,237,000 in the comparable period for 2009.  The increase of $11,000 or 0.9% was primarily attributed to increases to salaries and benefits by $55,000, and somewhat offset by reductions in professional fess by $43,000.

Interest expense, net of interest income, was $20,000 for the six months ended June 30, 2010 versus $3,000 in the comparable period for 2009.

Index

Other income, net of other losses, in the six months ended June 30, 2010 was $90,000 versus $48,000 in the comparable period for 2009.

Income tax provision was $3,000 for the six months ended June 30, 2010 versus $2,000 in the comparable period for 2009.

Net loss was $163,000 for the six months ended June 30, 2010 versus $607,000 in the comparable period for 2009, a decrease of $444,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $308,000 and $272,000 for the six months ending June 30, 2010 and 2009, respectively.  The increase of $36,000 compared with the prior period resulted from changes in operating assets and liabilities.

Cash flows used in investing activities were $57,000 and $62,000 for the six months ending June 30, 2010 and 2009, respectively.  The decrease of $5,000 compared with the prior period resulted from changes in other assets.

Cash flows provided by (used in) financing activities were $500,000 and ($197,000) for the six months ending June 30, 2010 and 2009, respectively.  The changes resulted from payments on notes payables and for cash dividends in 2009.

Inventory is included in current assets; however, could take longer than one operating cycle to sell through.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

We believe that funds generated from, or used in operations, in addition to existing cash balances are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future.  If these funds are not sufficient, we may secure new sources of short-term commercial loans, asset-based lending on accounts receivables or issue debt or equity securities.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: August 16, 2010	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)