Form 10-K
period 2010-12-31
TAITRON COMPONENTS INC
filed 2011-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price of $1.19 per share) was approximately $4,200,000.

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2011
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s Proxy Statement for the 2011 Annual Stockholders Meeting for the year ended December 31, 2010, which will be filed with the Securities and Exchange Commission.

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

PART I

ITEM 1.     BUSINESS.

General

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM services for their multi-year turn-key projects.  We are incorporated in California, and were originally formed in 1989.   We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China.

We have developed a reputation for maintaining in-depth inventories and knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brand “TCI” through manufacturing partners.  At December 31, 2010, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.  In 2010 and 2009, we offered approximately 9 different ODM products that are manufactured to specifications developed as a result of our ODM services.  Our Mexico and Brazil locations are for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing and purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

Index

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 48% and 44% of our total sales for the years ended December 31, 2010 and 2009, respectively.  During 2010 and 2009, we purchased $2,800,000 and $1,400,000, respectively, of inventory for these components to facilitate our market for these products.

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

ODM Service Industry

ODM service providers have experienced rapid change and growth over most of the past decade as an increasing number of OEMs outsourced their manufacturing requirements. In mid-2001, the domestic market of this industry's revenue declined as a result of significant cut backs in its customers' production requirements, which was consistent with the overall global economic downturn. Nonetheless, OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales. We believe further growth opportunities exist for ODM service providers to penetrate the worldwide market. By designing private brand products to OEM customers in the US, we are able to expand export sales to overseas CEM customers.

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

Index

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

Private Brand and Custom Made Parts.  To assure the best quality of the product with the most competitive price, we choose the best product lines among existing suppliers and market it under the “TCI” brand.  These private label products, or ODM Components, are manufactured according to our specifications under a special contract agreement with manufacturing partners.  Custom made parts are also available by following either customer’s specification or specially made engineering specification.  We believe the ODM Components business is more stable and profitable than the traditional commodity type business.  The export sales are driven primarily from private brand products designed in the US by OEMs who later outsource the production to their overseas CEMs.

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

Master Distributor.  We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders.  With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers.  We estimate that approximately 53% of our sales are a direct result of being a master distributor.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products and services were $1,330,000 and $845,000 in 2010 and 2009, respectively.  Strategic allies such as Princeton Technology Corporation, a company controlled by one of our directors, and Teamforce Co. Ltd., both Taiwan–based companies, assist us with this program.  As a franchise distributor of Princeton Technology Corporation in the US, we receive engineering support using their products in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 50% component sales and 50% ODM Products sales by the end of 2012.

Index

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

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2010, our inventory consisted of over 14,000 different products manufactured by more than 100 different suppliers.

In 2010 and 2009, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation.

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

Index

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

During 2010, we distributed our discrete electronic component products to approximately 500 customers.  Two customers accounted for 12% and 8% of net sales during 2010 and 13% and 8% of net sales during 2009.

In 2010, sales of brand name electronic component products and our ODM Components together represented approximately 83% of our net sales, while sales of our ODM Products represented the remaining 17% of our net sales.  Distributors represented approximately 32% and both CEMs and OEMs together represented approximately 47% of our net sales of electronic component products.  The remaining 21% of our electronic component sales were made to other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2010 or 2009.

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

Sales and Marketing Channels

As of March 2, 2011, our sales and marketing department consisted of 18 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retained outside sales account managers in the states of Massachusetts and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

Index

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  Central American sales were $607,000 and $667,000 in 2010 and 2009, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asian customers were $311,000 and $157,000 in 2010 and 2009, respectively.

We also have sales channels into South America through our branch office in Sao Paulo, Brazil.  South American sales were $351,000 and $231,000 in 2010 and 2009, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 6 independent sales representatives during 2010.

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

In order to facilitate good relationships with our suppliers, we typically will carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 1, 2011 were approximately $1,750,000.  In addition, we have distribution agreements with certain suppliers which provide stock-rotation, price protection and stock buy back terms.

In 2010, we purchased components from approximately 43 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Princeton Technology, Vishay Americas Inc. and Zowie Technology Corporation.  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2010, the following name brands, Samsung Electro-Mechanics Co., Princeton Technology, Everlight Electronics Co, Ltd. and Vishay Americas Inc. accounted for approximately 37% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Index

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

Sales to Asian customers were 4.3% and 2.8% of our total sales in 2010 and 2009, respectively.

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

Employees

As of March 2, 2011, our company consisted of 37 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

Index

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

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as Company’s project design and engineering center and partially as rental property for lease to others, (2) we own 15,000 square feet of office and distribution space through our subsidiary in Mexico, (3) we own 2,500 square feet of office space in Taipei, Taiwan, (4) we leased 350 square feet of office space for sales and marketing functions in Sao Paulo, Brazil, and (5) we lease 500 square feet of office space in Englewood Cliffs, New Jersey, USA for our east coast sales and marketing functions.  We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

ITEM 3.     LEGAL PROCEEDINGS.

In the ordinary course of business, we may become involved in legal proceedings from time to time.  As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4.     [Removed and Reserved]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter	$1.04	$0.71
Second Quarter	0.96	0.70
Third Quarter	1.39	0.76
Fourth Quarter	1.45	1.09
Fiscal Year Ended December 31, 2010:
First Quarter	$1.68	$1.30
Second Quarter	1.64	1.10
Third Quarter	1.15	1.00
Fourth Quarter	1.62	1.00
Year Ended December 31, 2011:
First Quarter (through March 1, 2011)	$1.61	$1.30

On March 1, 2011, the last sale price of the Class A common stock as reported by Nasdaq was $1.61 per share.

Holders.  As of March 1, 2011, there were 30 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock, which are not traded.

Index

Dividends and Dividend Policy.     During 2010, the Company did not declare any dividends, nor do we expect to do so in the near future.  On June 2, 2009, the Board of Directors declared an annual cash dividend of $0.05 per share of Class A and Class B common stock, payable to shareholders of record at the close of business on June 15, 2009.  The total dividend amount paid for the year ended December 31, 2009 was $276,000.

We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities refliected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	366,500	$1.62	881,500
Equity compensation plans not approved by security holders	-	-	-
Total	366,500	$1.62	881,500

Recent Sales of Unregistered Sales of Equity Securities.     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.     None.

ITEM 6.     SELECTED FINANCIAL DATA.Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 8 of this Annual Report on Form 10-K.  Also, several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions.  We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties.

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles.  These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves and deferred income taxes.  Actual results could differ from these estimates.

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2010 and 2009 aggregated $26,000 and $24,000, respectively.  The allowance for sales returns and doubtful accounts at December 31, 2010 and 2009 aggregated $96,000 and $89,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,414,000 and $12,307,000 at December 31, 2010 and 2009, respectively, which is presented net of valuation allowances of $3,700,000 and $3,615,000 at December 31, 2010 and 2009, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing the realizability of deferred tax assets.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $1,906,000 allowance against our net deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2009 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2006 through 2009 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Overview

We distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products and supply ODM products for our customer’s multi-year turn-key projects.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, we have included a non-cash provision of approximately $600,000 during 2010 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving and excess inventory.

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2010, consolidated financial statements representing approximately 75% of current assets and 57% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Net sales were $7,189,000 and $5,540,000 in 2010 and 2009, respectively, representing an increase of $1,649,000 or 29.8%.  The increase in net sales was primarily due to a domestic increase in demand for our component products.

Gross margins were $2,197,000 and $1,365,000 in 2010 and 2009, respectively, which represented 30.6% and 24.6% of net sales for those periods.  The increase of $832,000 was primarily attributed to the increase of sales.

Selling, general and administrative expenses were $2,641,000 and $2,441,000 in 2010 and 2009, respectively, which represented 36.7% and 44.1% of net sales for those periods.  The increase of $200,000 was primarily due to increases in salaries and benefits expenses by $265,000, offset by decreases in professional fees by $63,000.

Operating losses were $444,000 and $1,076,000 in 2010 and 2009, respectively, which represented 6.2% and 19.4% of net sales for those periods.  Operating losses decreased primarily as a result of higher gross margins discussed above related to our provision for inventory reserves.

Net interest expense was $44,000 and $9,000 for 2010 and 2009, respectively.  The increase was due to higher debt levels during the year.

Income tax provision was $7,000 and $2,000 in 2010 and 2009, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $363,000 and $961,000 in 2010 and 2009, respectively, which represented 5.1% and 17.4% of net sales for those periods.  The losses are primarily due to lower margins discussed above and related to provisions for our inventory reserves.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2010 and 2009 were as follows:

	Year ended December 31,
	2010	2009

Operating activities	$(99,000)	$1,244,000
Investing activities	(65,000)	(45,000)
Financing activities	500,000	(197,000)

Cash flows used in operating activities decreased to $99,000 during 2010, as compared to $1,244,000 provided by in the prior year.  The decrease in cash provided by operations was primarily attributed to accounts receivable and inventory increasing by $206,000 and $107,000, respectively, during 2010, as compared to decreasing by $338,000 and $896,000, respectively, during 2009.

Cash flows used in investing activities increased to $65,000 during 2010, as compared to $45,000 in the prior year.  Our 2010 investing outflows primarily came from acquisitions of property and equipment by $65,000, compared with $45,000 in 2009.

Index

Cash flows provided by financing activities were $500,000 in 2010 as compared to $197,000 used in the prior year.  Our 2010 financing came from our Secured Credit Facility – related party, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Inventory is included and classified as a current asset.  As of December 31, 2010, inventory represented approximately 75% of current assets and 57% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 31, 2011

Index

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,095,000	$2,768,000
Restricted cash (Note 2)	200,000	100,000
Trade accounts receivable, net of allowance for doubtful accounts of $96,000 and $89,000, respectively	827,000	621,000
Inventory, net of reserve for obsolescence of $3,700,000, and $3,615,000, respectively	12,414,000	12,307,000
Prepaid expenses and other current assets	91,000	245,000
Total current assets	16,627,000	16,041,000
Property and equipment, net (Note 3)	4,977,000	5,135,000
Other assets (Note 4)	263,000	244,000
Total assets	$21,867,000	$21,420,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$871,000	$615,000
Accrued liabilities	351,000	303,000
Current portion of long-term debt (Note 5)	1,500,000	-
Total current liabilities	2,722,000	918,000
Long-term debt (Note 5)	-	1,000,000
Total liabilities	2,722,000	1,918,000

Commitments and contingencies (Notes 6, 8 and 12)

Shareholders’ equity:

Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,605,000	10,594,000
Accumulated other comprehensive income	87,000	96,000
Retained earnings	8,244,000	8,587,000
Minority interest in subsidiary	203,000	219,000
Total shareholders’ equity	19,145,000	19,502,000
Total liabilities and shareholders’ equity	$21,867,000	$21,420,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009

Net sales	$7,189,000	$5,540,000
Cost of goods sold	4,992,000	4,175,000
Gross profit	2,197,000	1,365,000

Selling, general and administrative expenses	2,641,000	2,441,000
Operating loss	(444,000)	(1,076,000)

Interest expense, net	(44,000)	(9,000)
Other income, net	132,000	126,000
Loss before income taxes	(356,000)	(959,000)

Income tax provision	(7,000)	(2,000)

Net loss	(363,000)	(961,000)
Net loss attributable to noncontrolling interest in subsidiary	(20,000)	(32,000)
Net loss attributable to Taitron Components Inc.	$(343,000)	$(929,000)

Net loss per share: Basic & Diluted	$(0.07)	$(0.17)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2010	2009

Net loss	$(363,000)	$(961,000)

Other Comprehensive (loss)income:
Foreign currency translation adjustment	(9,000)	4,000

Comprehensive loss	(372,000)	(957,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	(16,000)	(30,000)

Comprehensive loss attributable to Taitron Components Inc.	$(356,000)	$(927,000)

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Shareholders’ Equity

Two years ended December 31, 2010

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Minority Interest	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	in Sub	Equity

Balances at December 31, 2008	4,777,144	$5,000	762,612	$1,000	$10,569,000	$92,000	$9,792,000	$251,000	$20,710,000

Minority interest in subsidary	-	-	-	-	-	-	-	(32,000)	(32,000)
Amortization of stock based compensation	-	-	-	-	25,000	-	-	-	25,000
Dividend payments	-	-	-	-	-	-	(276,000)	-	(276,000)
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	4,000	-	-	4,000

Net loss	-	-	-	-	-	-	(929,000)	-	(929,000)

Balances at December 31, 2009	4,777,144	$5,000	762,612	$1,000	$10,594,000	$96,000	$8,587,000	$219,000	$20,427,000

Minority interest in subsidary	-	-		-	-	-	-	(16,000)	(16,000)
Amortization of stock based compensation	-	-	-	-	11,000	-	-	-	11,000
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(9,000)	-	-	(9,000)

Net loss	-	-	-	-	-	-	(343,000)	-	(343,000)

Balances at December 31, 2010	4,777,144	$5,000	762,612	$1,000	$10,605,000	$87,000	$8,244,000	$203,000	$20,422,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(363,000)	$(961,000)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	227,000	226,000
Provision for inventory reserves	600,000	600,000
Provision for sales returns and doubtful accounts	32,000	39,000
Stock based compensation	11,000	25,000
Changes in assets and liabilities:
Restricted cash	(100,000)	(100,000)
Trade accounts receivable	(238,000)	304,000
Inventory	(707,000)	1,019,000
Prepaid expenses and other current assets	154,000	320,000
Other assets	(19,000)	(8,000)
Trade accounts payable	256,000	(207,000)
Accrued liabilities	48,000	(13,000)
Total adjustments	264,000	2,205,000
Net cash (used in) provided by operating activities	(99,000)	1,244,000

Cash flows from investing activities:
Acquisition of property & equipment	(65,000)	(45,000)
Net cash used in investing activities	(65,000)	(45,000)

Cash flows from financing activities:
Borrowings on notes payable	500,000	500,000
Payments on notes payable	-	(421,000)
Dividend payments	-	(276,000)
Net cash provided by (used in) financing activities	500,000	(197,000)
Impact of exchange rates on cash	(9,000)	4,000

Net increase in cash and cash equivalents	327,000	1,006,000
Cash and cash equivalents, beginning of period	2,768,000	1,762,000
Cash and cash equivalents, end of year	$3,095,000	$2,768,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,000	$31,000
Cash paid for income taxes, net	$7,000	$1,000

See accompanying notes to consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of business

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM services for their multi-year turn-key projects.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico and three divisions in each of Taiwan, Brazil and China.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its various wholly-owned subsidiaries and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV.  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the minority investors in Taitron Components Mexico, SA de CV are recorded in the accompanying consolidated balance sheet as minority interests, which have a balance of $203,000 and $219,000 as of December 31, 2010 and 2009, respectively.

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

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries.  For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on the Company’s business.  The Company’s ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations.  While the Company does not believe that any of these factors adversely impact its business at present, the Company cannot provide assurance that these factors will not materially adversely affect the Company in the future.  Any significant disruption in the delivery of merchandise from the Company’s suppliers, substantially all of whom are foreign, could also have a material adverse impact on the Company’s business and results of operations.  Management estimates that over 90% of the Company’s products purchased were produced in Asia.

Samsung Electro-Mechanics Co. accounted for approximately 17% and 13% of all Taitron’s net purchases for fiscal years 2010 and 2009, respectively.  However, Taitron does not regard any one supplier as essential to its operations, since equivalent replacements for most of the products Taitron markets are either available from one or more of Taitron’s other suppliers or are available from various other sources at competitive prices.  Taitron believes that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products.

For the year ended December 31, 2010 two customers accounted for 12% and 8% of our net sales.  For the year ended December 31, 2009 two customers accounted for 13% and 8% of our net sales.  As of December 31, 2010, two customers accounted for 14% and 11% of our trade receivables.  As of December 31, 2009, two customers accounted for 19.6% and 8.6% of our trade receivables.

Index

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents and maintains cash balances in multiple accounts at multiple banks.  Accounts at our primary domestic financial institution are non-interest-bearing transaction accounts with unlimited insurance coverage by the Federal Deposit Insurance Corporation through December 31, 2012.  Our cash held in a money market investment account exceeds insurance limits.  Our foreign accounts are not insured, however, management does not believe that there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.  At December 31, 2010 and 2009, the Company had no cash equivalents.

Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2010 and 2009 amounted to $26,000 and $24,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, the Company accepts returns of products from its customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  The Company will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  The Company will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at December 31, 2010 and 2009 amounted to $96,000 and $89,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $3,700,000 and $3,615,000 at December 31, 2010 and 2009, respectively.  The Company uses a systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 350-30, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Index

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $5,000 and $3,000 for the years ending December 31, 2010 and 2009, respectively.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.”  Outbound shipping-related costs are included in “Cost of goods sold.”

Stock-Based Compensation

The Company accounts for its share-based compensation in accordance ASC 718-20.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2009 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2006 through 2009 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:
•         Level 1:  Observable inputs such as quoted prices in active markets;
•         Level 2:  Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•         Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

Index

	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input		Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input

Cash	$3,095,000	$-	$-	$3,095,000	$2,768,000	$-	$-	$2,768,000
Restricted cash	200,000	-	-	200,000	100,000	-	-	100,000
Other assets	-	263,000	-	263,000	-	244,000	-	244,000
Total Assets	$3,295,000	$263,000	$-	$3,558,000	$2,868,000	$244,000	$-	3,112,000

Current portion of long-term debt	$1,500,000	$-	$-	$1,500,000	$-	$-	$-	$-
Long term debt - non current	-	-	-	-	1,000,000			1,000,000
Total Liabilities	$1,500,000	$-	$-	$1,500,000	$1,000,000	$-	$-	$1,000,000

Other assets includes the Company’s two cash investments in separate unrelated businesses and their fair values are accounted for under the cost basis of accounting with significant observable inputs.

The carrying value of the Company’s long-term debt for year ending December 31, 2010, is considered to approximate fair market value, due to its short-term maturity as well as the interest rate of the instrument is based predominantly on variable reference rates.

The carrying value of accounts receivable, inventory, trade payables and accrued liabilities approximates their fair values due to their short-term maturities.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 316,000 and 339,000 for the years ended December 31, 2010 and 2009, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Index

Recent Adopted Accounting Pronouncements

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

2  -  RESTRICTED CASH

At December 31, 2010 and 2009, we had $200,000 and $100,000, respectively, of restricted cash on deposit as collateral for our $200,000 and $100,000, respectively, irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2010	2009
Land	$1,297,000	$1,297,000
Buildings and improvements	5,125,000	5,125,000
Furniture and equipment	740,000	978,000
Computer software and equipment	443,000	2,364,000
Total Property and Equipment	7,605,000	9,764,000
Less: Accumulated depreciation and amortization	(2,628,000)	(4,629,000)
Property and Equipment, net	$4,977,000	$5,135,000

4  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2010	2009
Investment in securitites	$68,000	$68,000
Investment in joint venture	147,000	147,000
Other	48,000	29,000
Other Assets	$263,000	$244,000

Our $68,000 investment in securities as of December 31, 2010 remained unchanged from 2009 and relates to 154,808 shares of Zowie Technology Corporation, a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Index

Our $147,000 investment in joint venture as of December 31, 2010 remained unchanged from 2009 and relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited, a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, as defined under ASC 810 (formerly FAS Interpretation No. 46R), and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no activity in this joint venture during 2010.

5  -  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2010	2009
Secured credit facility - related party	1,500,000	1,000,000
Less current portion	(1,500,000)	-
Long-term debt, less current portion	$-	$1,000,000

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer, maturing on April 21, 2011.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with the entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of December 31, 3010 the aggregate outstanding balance on this credit facility was $1,500,000 as on June 3, 2008 we borrowed $500,000 due April 21, 2011, on April 3, 2009 we borrowed $500,000 due April 3, 2011 and on April 1, 2010, we borrowed $500,000 due April 21, 2011.

6  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,777,144 issued and outstanding as of December 31, 2010 and 2009.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2010 and 2009, the Company did not repurchase, nor issue, any shares of its Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2010 and 2009.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  The Company’s Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2010, the Company did not declare any dividends.  On June 2, 2009, the Board of Directors declared an annual cash dividend of $0.05 per share of Class A and Class B common stock, payable to shareholders of record at the close of business on June 15, 2009.  The total dividend amount paid for the year ended December 31, 2009 was $276,000.

Index

7 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2010	2009
Current:
Federal	$-	$-
State	7,000	2,000
	7,000	2,000
Deferred:
Federal	(81,000)	(249,000)
State	(21,000)	(64,000)
Increase in valuation allowance	102,000	313,000
	-	-

Income tax provision	$7,000	$2,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2010	2009
“Expected” income tax expense (benefit)	$(93,000)	$(313,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	-	-
Increase in valuation allowance	102,000	313,000
Other	(4,000)	-
Income tax provision	$7,000	$2,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2010	2009
Deferred tax assets:
Inventory reserves	$1,585,000	$1,549,000
Section 263a adjustment	82,000	82,000
Allowances for bad debts and returns	33,000	33,000
Accrued expenses	21,000	20,000
Asset valuation reserve	57,000	57,000
State net operating loss carry forward	239,000	182,000
Other	45,000	34,000
Total deferred tax assets	2,062,000	1,957,000
Valuation allowance	(1,906,000)	(1,804,000)
	156,000	153,000
Deferred tax liabilities:
Deferred state taxes	(156,000)	(153,000)

Net deferred tax assets	$-	$-

As of December 31, 2010, the Company had approximately $435,000 and $1,146,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Management considers the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2009 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2006 through 2009 California Franchise Tax Returns.

Index

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2010 and 2009, we have $1,906,000 and $1,804,000 of unrecognized tax benefits, respectively. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2010 and 2009.

8  -  401(k) PROFIT SHARING PLAN

In January 1995, the Company implemented a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code) covering all employees of the Company.  Participants once eligible, as defined by the plan, may contribute up to the maximum allowed under the Code.  The plan also provides for safe harbor matching contributions, vesting immediately, at the discretion of the Company.  For each of the years ended December 31, 2010 and 2009, employer matching contributions aggregated approximately $40,000 and 33,000, respectively.

Participants in the plan, through self-directed brokerage accounts, held 237,939 and 228,939 shares in Class A common stock of the Company as of December 31, 2010 and 2009, respectively.  The Plan does not offer new issues of common stock of the Company as an investment option.

9  -  STOCK OPTIONS

The Company’s 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of the Company’s Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2010 and 2009: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	453,167	$1.81	3.6	$-
Granted	42,000	0.87	8.1
Forfeited	(99,667)	1.62
Outstanding at December 31, 2009	395,500	1.75	4.3	$19,000
Granted	3,000	1.19	9.2
Forfeited	(32,000)	3.19
Outstanding at December 31, 2010	366,500	$1.62	3.4	$69,000
Exercisable at December 31, 2010	315,499	$1.69	3.0	$48,000

At December 31, 2010, the range of individual weighted average exercise prices was $0.84 to $1.92.

Index

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2010	2009

Net loss available to common shareholders used in basic and diluted loss per share	$(363,000)	$(961,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,756	5,539,756
Basic loss per share (Class A and B shares)	$(0.07)	$(0.17)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,756	5,539,756
Diluted loss per share	$(0.07)	$(0.17)

11  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
The Company is engaged in various legal and regulatory proceedings incidental to its normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to its financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,114,000 as of December 31, 2010.

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

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2010	2009	2010	2009
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,834,000	$3,873,000	$3,357,000	$3,454,000
Mexico	607,000	667,000	160,000	172,000
Brazil	351,000	231,000	-	-
Taiwan	120,000	90,000	286,000	285,000
China	22,000	48,000	1,174,000	1,224,000
Canada	88,000	29,000	-	-
Other foreign countries	167,000	602,000	-	-
Total	$7,189,000	$5,540,000	$4,977,000	$5,135,000

14  -  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 31, 2011, the date the financial statements were issued.

Through the filing date of this report, the Company has funded $196,000 out of a total amount of $245,000 to an unrelated third party in anticipation of acquiring a 49% non-controlling interest in a People’s Republic of China (PRC) based manufacturer of electronic parts and devices.  This joint venture will further the Company’s capabilities in the ODM services it provides to customers.  The acquisition is scheduled to be fully funded and closed by June 30, 2011 and is subject to satisfactory due diligence and standard representations and warranties by the selling third party.

On March 7, 2011, we extended the maturity date of our secured credit facility borrowings for two additional years, now expiring June 30, 2013.  All other terms and conditions remain unchanged.  See Note 5.

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

Index

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and 2009 and concluded that, as of December 31, 2010 and 2009, our internal control over financial reporting was effective.

Management's assessment report was not subject to attestation by the Company's independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management's assessment report for the year ended December 31, 2010 and 2009.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this section, with the exception of the information provided below concerning the Company’s Code of Ethics, will appear in the Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “Election of Directors”, “Compliance with Section 16(a) - Beneficial Ownership Reporting” and “Report of the Audit Committee” and is incorporated herein by this reference.  The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days following December 31, 2010.

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

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

21.1*	List of Subsidiaries. (1)
23.1*	Consent of Independent Registered Public Accounting Firm – Anton & Chia LLP.
24.1*	Power of Attorney (contained on the signature page hereof).
31.1*	Principal Executive Officer - Section 302 Certification.
31.2*	Principal Financial Officer - Section 302 Certification.
32*	Principal Executive and Principal Financial Officer - Section 906 Certification.

*	Filed herewith.
(1)	Incorporated by reference from the Exhibit 21.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2011	By:	/s/ Stewart Wang
Stewart Wang
Director, Chief Executive Officer and President

Dated: March 31, 2011	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2011
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2011
Stewart Wang

/s/ Richard Chiang	Director	March 31, 2011
Richard Chiang

/s/ Craig Miller	Director	March 31, 2011
Craig Miller

/s/ Felix Sung	Director	March 31, 2011
Felix Sung