Form 10-Q
period 2011-03-31
TAITRON COMPONENTS INC
filed 2011-05-16
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 2, 2011
Class A common stock, $0.001 par value Class B common stock, $0.001 par value	4,777,144 762,612

Index

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
March 31, 2011
INDEX

Index

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,578,000	$3,095,000
Restricted cash (Note 4)	200,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $96,000	838,000	827,000
Inventory, net of reserve for obsolescence of $3,860,000, and $3,700,000, respectively	12,273,000	12,414,000
Prepaid expenses and other current assets	152,000	91,000
Total current assets	16,041,000	16,627,000
Property and equipment, net	4,935,000	4,977,000
Other assets (Note 5)	438,000	263,000
Total assets	$21,414,000	$21,867,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$810,000	$871,000
Accrued liabilities	257,000	351,000
Current portion of long-term debt (Note 5)	-	1,500,000
Total current liabilities	1,067,000	2,722,000
Long-term debt (Note 6)	1,500,000	-
Total liabilities	2,567,000	2,722,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares;
None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,608,000	10,605,000
Accumulated other comprehensive income	98,000	87,000
Retained earnings	7,939,000	8,244,000
Minority interest in subsidiary	196,000	203,000
Total shareholders’ equity	18,847,000	19,145,000
Total liabilities and shareholders’ equity	$21,414,000	$21,867,000

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net sales	$1,558,000	$1,650,000
Cost of goods sold	1,090,000	1,188,000
Gross profit	468,000	462,000

Selling, general and administrative expenses	784,000	596,000
Operating loss	(316,000)	(134,000)

Interest expense, net	(26,000)	(9,000)
Other income, net	30,000	37,000
Loss before income taxes	(312,000)	(106,000)

Income tax provision	(1,000)	(7,000)

Net loss	(313,000)	(113,000)
Net loss attributable to noncontrolling interest in subsidiary	8,000	5,000
Net loss attributable to the Company	$(305,000)	$(108,000)

Net loss per share: Basic & Diluted	$(0.06)	$(0.02)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net loss	$(313,000)	$(113,000)

Other Comprehensive loss:
Foreign currency translation adjustment	11,000	2,000

Comprehensive loss	(302,000)	(111,000)

Comprehensive loss attributable to noncontrolling interest in subsidiary	7,000	3,000

Comprehensive loss attributable to the Company	$(295,000)	$(108,000)

See accompanying notes to condensed consolidated financial statements.

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(313,000)	$(113,000)
Less net loss attributable to noncontrolling interest	8,000	5,000
Net loss attributable to the Company	(305,000)	(108,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,000	57,000
Provision for sales returns and doubtful accounts	6,000	2,000
Stock based compensation	3,000	3,000
Minority interest in subsidiary	(7,000)	38,000
Changes in assets and liabilities:
Trade accounts receivable	(17,000)	(324,000)
Inventory	141,000	243,000
Prepaid expenses and other current assets	(61,000)	148,000
Other assets	21,000	(8,000)
Trade accounts payable	(61,000)	91,000
Accrued liabilities	(94,000)	(37,000)
Total adjustments	(18,000)	213,000
Net cash (used in) provided by operating activities	(323,000)	105,000

Investing Activities:
Additions to property & equipment	(9,000)	(18,000)
Payments for investments in joint ventures	(196,000)	-
Net cash used in investing activities	(205,000)	(18,000)

Impact of exchange rates on cash	11,000	2,000

Net increase (decrease) in cash and cash equivalents	(517,000)	89,000
Cash and cash equivalents, beginning of period	3,095,000	2,768,000
Cash and cash equivalents, end of period	$2,578,000	$2,857,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,000	$9,000
Cash paid for income taxes, net	$3,000	$7,000

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE).  FASB ASC Topic 810, "Consolidation," (“ASC 810”) amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis.  The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.  This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE.  FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE.  Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009.  The adoption of ASC 810 did not have an impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 (which is January 1, 2011 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.

Index

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4 – RESTRICTED CASH

At March 31, 2011, we had $200,000 of restricted cash on deposit as collateral for our $200,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Investment in securities- Zowie Technology	$68,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	196,000	0
Other	27,000	48,000
Other Assets	$438,000	$263,000

Our $68,000 investment in securities as of March 31, 2011 relates to our ownership of 154,808 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of March 31, 2011, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during the recent quarter ending March 31, 2011.

Our $196,000 investment in joint venture as of March 31, 2011, relates to our initial deposit as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), a joint venture with its 51% owner, Teamforce Company Limited.  Our total investment in 2011 is expected to be $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – NOTES PAYABLE

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Unaudited)

Secured credit facility - related party	1,500,000	1,500,000
Less current portion	-	(1,500,000)
Long-term debt, less current portion	$1,500,000	$-

Index

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 7, 2011 we renewed and extended maturities to June 30, 2013.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum with entire principal amount outstanding due two years from the date of each advance or April 21, 2011, whichever is earlier.  As of March 31, 2011 and December 31, 2010, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due June 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for the three month period ending March 31, 2011 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for the three months ended March 31, 2011 for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the three months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	366,500	$1.62	3.4	$69,000
Outstanding at March 31, 2011	366,500	$1.62	3.2	65,000
Exercisable at March 31, 2011	345,832	$1.69	2.8	45,000

At March 31, 2011, the range of individual outstanding weighted average exercise prices was $0.84 to $1.92.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,795,000 as of March 31, 2011.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $490,000 as of March 31, 2011 (see Note 5).

10 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 16, 2011, the date the financial statements were issued.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2010.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarter ended March 31, 2011 was $6,000.  The allowance for sales returns and doubtful accounts at March 31, 2011 aggregated $96,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,273,000 at March 31, 2011, which is presented net of valuation allowances of $3,860,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2011, condensed consolidated financial statements representing approximately 77% of current assets and 57% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2011 versus 2010.

Net sales in the first quarter of 2011 totaled $1,558,000 versus $1,650,000 in the comparable period for 2010, a decrease of $92,000 or 5.6% over the same period last year.

Gross profit for the first quarter of 2011 was $468,000 versus $462,000 in the comparable period for 2010, and gross margin percentage of net sales was 30% in the first quarter of 2011 versus 28% in the comparable period for 2010.   The overall increase in gross margin percentage came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative expenses in the first quarter of 2011 totaled $784,000 versus $596,000 in the comparable period for 2010.  The increase of $188,000 or 31.5% was primarily attributed to increases in salaries and benefits in our overseas divisions due to personnel additions.

Interest expense, net of interest income, was $26,000 for the first quarter of 2011 and $9,000 in the comparable period for 2010.  This increase was primarily attributed to higher interest expense of $4,000 from higher average balance of borrowings and lower interest income of $13,000 from adjustments to our investment in marketable securities.

Other income, net of other expense, in the first quarter of 2011 was $30,000 versus $37,000 in the comparable period for 2010.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision was $1,000 for the first quarter of 2011 and $7,000 in the comparable period for 2010, as we do not expect significant taxable income for fiscal year 2011.

Net loss was $313,000 for the first quarter of 2011 versus $113,000 in the comparable period for 2010, a decrease of $200,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows used in operating activities were $323,000 as opposed to provided by of $105,000 for the three months ending March 31, 2011 and 2010, respectively.  The decrease of $428,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from increases to prepaid expenses and other current assets, smaller reductions of inventory and reductions of accounts payables.

Cash flows used in investing activities were $205,000 and $18,000 for the three months ending March 31, 2011 and 2010, respectively, primarily attributed to our investment in joint ventures (see Note 5).

Index

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. - Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Date:  May 16, 2011
/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)

Index