Form 10-Q
period 2011-09-30
TAITRON COMPONENTS INC
filed 2011-11-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on November 1, 2011
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
September 30, 2011

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,953,000	$3,095,000
Restricted cash (Note 4)	200,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $93,000 and $96,000, respectively	1,136,000	827,000
Inventory, net of reserve for obsolescence of $4,162,000, and $3,700,000, respectively	12,697,000	12,414,000
Prepaid expenses and other current assets	27,000	91,000
Total current assets	16,013,000	16,627,000
Property and equipment, net	4,870,000	4,977,000
Other assets (Note 5)	777,000	263,000
Total assets	$21,660,000	$21,867,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,194,000	$871,000
Accrued liabilities	280,000	351,000
Current portion of long-term debt (Note 6)	-	1,500,000
Total current liabilities	1,474,000	2,722,000
Long-term debt (Note 6)	1,500,000	-
Total liabilities	2,974,000	2,722,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,612,000	10,605,000
Accumulated other comprehensive income	101,000	87,000
Retained earnings	7,779,000	8,244,000
Noncontrolling interest in subsidiary	188,000	203,000
Total shareholders’ equity	18,686,000	19,145,000
Total liabilities and shareholders’ equity	$21,660,000	$21,867,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,682,000	$2,035,000	$5,199,000	$5,461,000
Cost of goods sold	1,206,000	1,412,000	3,542,000	3,820,000
Gross profit	476,000	623,000	1,657,000	1,641,000

Selling, general and administrative expenses	649,000	688,000	2,154,000	1,936,000
Operating loss	(173,000)	(65,000)	(497,000)	(295,000)

Interest expense, net	(13,000)	(12,000)	(51,000)	(32,000)
Other income, net	26,000	27,000	70,000	106,000
Loss before income taxes	(160,000)	(50,000)	(478,000)	(221,000)

Income tax provision	-	(2,000)	(2,000)	(5,000)

Net loss	(160,000)	(52,000)	(480,000)	(226,000)
Net loss attributable to noncontrolling interest in subsidiary	(3,000)	-	(15,000)	(11,000)
Net loss attributable to the Company	$(157,000)	$(52,000)	$(465,000)	$(215,000)

Net loss per share: Basic & Diluted	$(0.03)	$(0.01)	$(0.09)	$(0.04)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended Septebmer 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(160,000)	$(52,000)	$(480,000)	$(226,000)

Other Comprehensive income(loss):
Foreign currency translation adjustment	1,000	-	14,000	(1,000)

Comprehensive loss	(159,000)	(52,000)	(466,000)	(227,000)

Comprehensive income(loss) attributable to noncontrolling interest in subsidiary	(4,000)	1,000	(15,000)	(9,000)

Comprehensive loss attributable to the Company	$(155,000)	$(53,000)	$(451,000)	$(218,000)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(480,000)	$(226,000)
Less net loss attributable to noncontrolling interest	(15,000)	(11,000)
Net loss attributable to the Company	(465,000)	(215,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	136,000	168,000
Provision for sales returns and doubtful accounts	16,000	18,000
Stock based compensation	7,000	9,000
Noncontrolling interest in subsidiary	(15,000)	(7,000)
Changes in assets and liabilities:
Restricted cash	-	(100,000)
Trade accounts receivable	(325,000)	(239,000)
Inventory	(283,000)	(102,000)
Prepaid expenses and other current assets	64,000	185,000
Trade accounts payable	323,000	373,000
Accrued liabilities	(71,000)	40,000
Total adjustments	(148,000)	345,000
Net cash (used in) provided by operating activities	(613,000)	130,000

Investing Activities:
Additions to property & equipment	(29,000)	(53,000)
Payments for investments in joint ventures	(539,000)	-
All other investing activities	25,000	(40,000)
Net cash used in investing activities	(543,000)	(93,000)

Financing Activities:
Borrowings on notes payable	-	500,000
Net cash provided by financing activities	-	500,000

Impact of exchange rates on cash	14,000	(1,000)

Net (decrease) increase in cash and cash equivalents	(1,142,000)	536,000
Cash and cash equivalents, beginning of period	3,095,000	2,768,000
Cash and cash equivalents, end of period	$1,953,000	$3,304,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,000	$34,000
Cash paid for income taxes, net	$3,000	$7,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (unaudited)

1 – ORGANIZATION

In 1989, we were formed and incorporated in California.  We maintain a majority-owned subsidiary in Mexico (since 1998) and two subsidiaries in each of Taiwan (since 1998) and China (since 2005).  Our Mexico location is for regional distribution, sales and marketing purposes and our Taiwan and China locations are for supporting inventory sourcing, purchases and coordinating the manufacture of our products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our outsourced manufacturers, preparing samples, monitoring quality of shipments, performing failure analysis reports, and designing circuits with partners for our projects.

2 – BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned subsidiaries, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

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

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements.  The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.  The Company does not expect the adoption of this accounting guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Upon adoption, the Company will present its condensed consolidated financial statements under this new guidance.  The Company does not expect the adoption of this accounting guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4 – RESTRICTED CASH

At September 30, 2011 and December 31, 2010, we had $200,000 of restricted cash on deposit as collateral for our $200,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

Investment in securities - Zowie Technology	$68,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	539,000	-
Other	23,000	48,000
Other Assets	$777,000	$263,000

Our $68,000 investment in securities as of September 30, 2011 relates to our ownership of 154,808 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  Our investment relates to less than 5% of Zowie’s outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of September 30, 2011, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during the recent quarter ending September 30, 2011.

Our $539,000 investment in joint venture as of September 30, 2011, relates to our initial cumulative investment as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), a joint venture with its 51% owner, Teamforce Company Limited.  Our total investment in 2011 is expected to aggregate $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – NOTES PAYABLE

	September 30,	December 31,
	2011	2010
	(Unaudited)

Secured credit facility - related party	1,500,000	1,500,000
Less current portion	-	(1,500,000)
Long-term debt, less current portion	$1,500,000	$-

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 7, 2011 we renewed and extended maturities to June 30, 2013.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of September 30, 2011 and December 31, 2010, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due June 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the three-month periods ended September 30, 2011 and 2010 and $18,000 for both of the nine-month periods ended September 30, 2011 and 2010 to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,200 for both of the three-month periods ended September 30, 2011 and 2010 and $39,400 and $33,600 for the nine-month periods ended September 30, 2011 and 2010, respectively, for interest expense on our outstanding line of credit balance from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the nine months ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	366,500	$1.62	3.4	$69,000
Additions	129,000
Terminations	(68,000)
Outstanding at September 30, 2011	427,500	$1.49	4.6	2,000
Exercisable at September 30, 2011	289,166	$1.62	3.1	1,400

At September 30, 2011, the range of individual outstanding weighted average exercise prices was $1.03 to $1.73.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,500,000 as of September 30, 2011.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $147,000 as of September 30, 2011 (see Note 5).

10 - SUBSEQUENT EVENTS

On November 7, 2011, Taitron Components Incorporated (“the Company”) received a notification letter from The Nasdaq Stock Market, LLC (“Nasdaq”) stating that, based upon the closing bid price of the Company’s common stock, $0.001 par value, for the last 30 consecutive business days, the Company no longer meets the requirement that listed securities maintain a minimum bid price of $1.00 per share in accordance with Nasdaq Marketplace Rule 5550(a)(2).  The notification has no immediate effect on the listing of the Company’s common stock, which will continue to trade on the Nasdaq Capital Market.  The notification letter states that the Nasdaq listing rules provide the Company a compliance period of 180 calendar days, or until May 7, 2012, in which to regain compliance.  If at any time during this 180 day period the closing bid price of the Company’s security is at least $1.00 per share for a minimum of 10 consecutive business days, the Company will have regained compliance.   The notification letter also states that, in the event the Company does not regain compliance, the Company may be eligible for additional time.  To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period.  If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days.  However, if it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide the Company with notice that its securities will be subject to delisting.  The Company intends to actively monitor the bid price for its common stock between now and May 7, 2012, and will consider available options to regain compliance with the minimum bid price requirement.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended September 30, 2011 and 2010 were $3,000 and $11,000, respectively and for the nine months ended September 30, 2011 and 2010 were $16,000 and $14,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2011 aggregated $93,000

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,697,000 at September 30, 2011, which is presented net of valuation allowances of $4,162,000.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2011, condensed consolidated financial statements representing approximately 79% of current assets and 59% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2011 versus 2010.

Net sales in the third quarter of 2011 totaled $1,682,000 versus $2,035,000 in the comparable period for 2010, a decrease of $353,000 or 17.4% over the same period last year.  Our decrease was primarily attributed to lower demand for our products.

Gross profit for the third quarter of 2011 was $476,000 versus $623,000 in the comparable period for 2010, and gross margin percentage of net sales was 28.3% in the third quarter of 2011 versus 30.6% in the comparable period for 2010.   The overall decrease in gross margin percentage came from selling at lower product prices to remain competitive resulting in lower margins as compared to the same period last year.

Selling, general and administrative expenses in the third quarter of 2011 totaled $649,000 versus $688,000 in the comparable period for 2010.  The decrease of $39,000 or 5.7% was primarily attributed to decreases in salaries and benefits in our overseas divisions due to personnel reductions during the second quarter which was a result of cost cutting efforts due to lower demand in sales.

Interest expense, net of interest income, was $13,000 for the third quarter of 2011 and $12,000 in the comparable period for 2010.

Other income, net of other expense, in the third quarter of 2011 was $26,000 versus $27,000 in the comparable period for 2010.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision was $0 for the third quarter of 2011 and $2,000 in the comparable period for 2010, as we do not expect significant taxable income for fiscal year 2011.

Net loss was $160,000 for the third quarter of 2011 versus $52,000 in the comparable period for 2010, an increase of $108,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010.

Net sales in the nine months ended September 30, 2011 was $5,199,000 versus $5,461,000 in the comparable period for 2010, a decrease of $262,000 or 4.8% over the same period last year.  Our decreasing sales results primarily resulted from lower demand for products.

Gross profit for the nine months ended September 30, 2011 was $1,657,000 versus $1,641,000 in the comparable period for 2010, and gross margin percentage of net sales was approximately 31.9% for the nine months ended September 30, 2011 and 30.1% for 2010, respectively.  The overall increase came from selling at higher product prices to our customers resulting in higher margins as compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 30, 2011 totaled $2,154,000 versus $1,936,000 in the comparable period for 2010.  The increase of $218,000 or 11.3% was primarily attributed to increases to salaries and benefits as we had increased staff levels during the second quarter of 2010 and reduced those staff during the same quarter of 2011.

Interest expense, net of interest income, was $51,000 for the nine months ended September 30, 2011 versus $32,000 in the comparable period for 2010.  The increase was primarily due to recognizing $14,000 of additional financing costs related to our investment in securities with Zowie Technology during the first quarter of 2011.

Other income, net of other losses, in the nine months ended September 30, 2011 was $70,000 versus $106,000 in the comparable period for 2010.

Income tax provision was $2,000 for the nine months ended September 30, 2011 versus $5,000 in the comparable period for 2010.

Net loss was $480,000 for the nine months ended September 30, 2011 versus $226,000 in the comparable period for 2010, an increase of $254,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations generally with borrowings under our revolving credit facility.

Cash flows used in operating activities were $613,000 as opposed to cash flows provided by of $130,000 for the nine months ending September 30, 2011 and 2010, respectively.  The decrease of $743,000 in cash flows from operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from increases to prepaid expenses and other current assets, smaller reductions of inventory and reductions of accounts payables.

Cash flows used in investing activities were $543,000 and $93,000 for the nine months ending September 30, 2011 and 2010, respectively, primarily attributed to our investment in joint ventures (see Note 5).

Cash flows provided by financing activities were $0 and $500,000 for the nine months ending September 30, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not applicable.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information - None

Item 6.  Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date:  November 14, 2011                                                    /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)