Form 10-K
period 2011-12-31
TAITRON COMPONENTS INC
filed 2012-03-26
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Exact name of registrant as specified in its charter)

California	95-4249240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California  91355
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (661) 257-6060

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A common stock, $.001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:      None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2011 was approximately $3,600,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2012
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2012 Annual Meeting of Shareholders to be filed subsequently — Part III of this Form 10-K.

TAITRON COMPONENTS INCORPORATED
2011 FORM 10-K ANNUAL REPORT
December 31, 2011

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

PART I

ITEM 1.  BUSINESS.

General

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (“ODM”) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (“CEM”s) and original equipment manufacturers (“OEM”s) with ODM services for their multi-year turn-key projects.  We are incorporated in California, and were originally formed in 1989.   We maintain a majority-owned subsidiary in Mexico and two divisions in each of Taiwan and China.

We have developed a reputation for stocking a large selection of inventories and having an in-depth knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brand “TCI” through manufacturing partners.  At December 31, 2011, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  In 2011 and 2010, we offered approximately 37 and 9, respectively, different ODM products that are manufactured to specifications developed as a result of our ODM services.  Our Mexico location serve regional distribution, sales and marketing purposes and our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

The U.S. electronics distribution industry is composed of national, international, regional and local distributors.  Electronics distributors market numerous products, including active components (such as transistors, microprocessors and integrated circuits), passive components (such as capacitors and resistors) and electromechanical, interconnect and computer products.  We focus our distribution efforts almost exclusively on discrete semiconductors, optoelectronic devices and passive components, a small subset of the electronic components market.

Discrete Semiconductors and Commodity Integrated Circuits

Semiconductors can be broadly divided into two categories - discrete semiconductors, including transistors, diodes, rectifiers and bridges, which are packaged individually to perform a single or limited function, and integrated circuits (“IC”s), such as microprocessors and other “chips,” which can contain from a few to several million transistors and other elements in a single package, which are usually designed to perform complex tasks.  However, the commodity ICs, a combination of a limited number of discrete and passive components in one package, are far less sophisticated than other integrated circuits and perform simple tasks in circuits similar to discrete components.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 28% and 48% of our total sales for the years ended December 31, 2011 and 2010, respectively.  During 2011 and 2010, we purchased $2,000,000 and $2,800,000, respectively, of inventory for these components to facilitate our market for these products.

Electronics Distribution Channels

Electronic component manufacturers, which we refer to as suppliers, sell components directly to CEMs and OEMs, as well as to distributors.  The practice among the major suppliers is generally to focus their direct selling efforts on larger volume customers, while utilizing distributors to reach small and medium-sized CEMs and OEMs, as well as smaller distributors.  Many suppliers consider electronic distributors to be an integral part of their businesses.  As a stocking, marketing and financial intermediary, the distributor relieves its suppliers of a portion of their costs and personnel associated with stocking and selling products, including otherwise sizable investments in warehousing, logistics and finished goods inventories.  By having geographically dispersed selling and delivery capabilities, distributors are often able to serve small and medium-sized companies more effectively and economically than can the supplier.

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

ODM Service Industry

ODM service providers have experienced rapid change and growth as an increasing number of OEMs outsource their manufacturing requirements.  OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources.  This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales.  We believe further growth opportunities exist for ODM service providers to penetrate the worldwide market.  By designing private brand products to OEM customers in the US, we are able to expand export sales to overseas CEM customers.

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

Private Brand and Custom Made Parts.  To assure the best quality of the product with the most competitive price, we choose the best product lines among existing suppliers and market it under the “TCI” brand.  These private label products, or ODM Components, are manufactured according to our specifications under a special contract agreement with manufacturing partners.  Custom made parts are also available by following either the customer’s specifications or specially made engineering specifications.  We believe the ODM Components business is more stable and profitable than the traditional commodity type business.  The export sales are driven primarily from private brand products designed in the US by OEMs who later outsource the production to their overseas CEMs.

Support Small Distributors, CEMs and OEMs.  We focus our marketing efforts on small contract manufacturers, distributors, CEMs and OEMs who generally do not have direct access to suppliers because of their limited purchasing volumes and, therefore, usually have to purchase their requirements from large distributors, often with substantial markups.

Web Order Entry (WOE) and Customer Drop Shipment (CDS).  The demand of web purchasing from buyers around the world is growing rapidly.  We have developed a web order entry system for existing customers to access our inventory and to place purchase orders in real time.  Not only will they get the sales order and shipment confirmation on the same day, but also be able to assign the drop shipments to their customers directly.  We believe this is a new trend for many local distributors and brokers who want to serve their customers more effectively and efficiently without material handling costs.

Master Distributor.  We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders.  With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers.  We estimate in 2011 and 2010, that approximately 40% and 30%, respectively, of our sales are a direct result of being a master distributor.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products and services were $1,810,000 and $1,330,000 in 2011 and 2010, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 50% component sales and 50% ODM Products sales by the end of 2013.

By offering application engineering service to current customers, we are often involved in reviewing their bill of materials (BOMs) and circuit diagrams.  Based upon their credit history, type of products, production volume, profitability of the industry and circuit schematics, we offer different solutions for quality improvement, additional functions and cost savings  through the re-design processes such as component replacement, digital circuit instead of analog circuit, microprocessor instead of logic circuit, integrated circuit instead of discrete components.  Our preference is to target low but increasing volume, high margin, stable demand, profitable and specialty products, and financially stable customers who know how to market their products. Our strengths are microprocessor programming, power supply, power management, LED message sign, RF transmission and receiving, encoder and decoder, remote controller, DC motor control and power amplifier.  In many cases, we are able to take advantage of our component distribution capability by using current stock to reduce lead time and choosing the low cost components we currently sell.  We depend on our outsourcing partners in mold design, plastic injection, metal stamping, wire hardness and final assembly.  We ask between 15% to 30% down payment before accepting a purchase order and offer customers 30 to 60 days payment terms.  All purchasing orders must have a firm delivery schedule under a non-cancelable and non-returnable (NCNR) agreement.  To reduce the manufacturing and handling cost, we arrange production of the same model once a year and keep product in our warehouse to be released according to the predetermined schedule.

We utilize our existing inventory management system and established distribution relationships to facilitate the manufacturing and distribution of such products.  Our ODM Service complements our “Superstore” strategy and facilitates additional utilization of electronic components for the manufacture of our ODM Products.

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2011, our inventory consisted of over 12,000 different products manufactured by more than 100 different suppliers.

In 2011 and 2010, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).

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

Optoelectronic Devices.  Optoelectronic devices are solid state products which provide light displays (such as LEDs), optical links and fiber-optic signal coupling.  Applications vary from digital displays on consumer video equipment to fiber optic transmission of computer signals to pattern sensing for regulation, such as those found in automobile cruise controls.  Optoelectronic devices generally are not classified as discrete semiconductors or integrated circuits, although they incorporate semiconductor materials.

Passive Components.  Passive components are a type of electronic component manufactured with non-semiconductor materials.  Passive components such as resistors, capacitors and inductors are used in electronic circuitry but they do not provide amplification.  Passive components are basic electronic components found in virtually all electronic products.

The products distributed by us are mature products that are used in a wide range of commercial and industrial products and industries.  We believe that a majority of the products we distribute are used in applications where integrated circuits are not viable alternatives.  However, a risk exists that over time the functions and technologies for which our discrete electronic components are used may eventually be displaced by integrated circuits.

We purchase products from manufacturers who provide warranties for their products that are common in the industry and therefore we conduct limited quality monitoring of our products.  We are certified according to the International Standardization Organization (ISO) and we maintain our certificate under the quality standard ISO 9001:2008.

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

During 2011 and 2010, we distributed our products to approximately 400 and 500 customers, respectively.  Our two largest customers individually accounted for approximately 20% and 9% of net sales during 2011 and approximately 11% and 8% during 2010.

In 2011, sales of brand name electronic component products and our ODM Components together represented 73% of our net sales, while sales of our ODM Products represented the remaining 27%.  In addition, distributors represented 29% of our 2011 net sales, while both CEMs and OEMs combined represented 47% with the remaining 24% represented by other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2011 or 2010.

We offer customers inventory support which includes carrying inventory for their specific needs and providing free samples of our products.  We also offer customers a limited range of value-added services, such as lead cutting and bending for specific applications, enhanced quality monitoring and product source tracing, however to date, these value-added services have not been material to our business or results of operations.

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

Sales and Marketing Channels

As of March 2, 2012, our sales and marketing department consisted of 12 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retain outside sales account managers in Montana and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  Sales to Central America were $521,000 and $607,000 in 2011 and 2010, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asia were $131,000 and $311,000 in 2011 and 2010, respectively.

We also have sales channels into South America with sales of $209,000 and $351,000 in 2011 and 2010, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 6 independent sales representatives during 2011.

We provide customers with catalogs that are specially designed to aid them to quickly find the types and brands of discrete semiconductors and passive and optoelectronic devices that they need.

Suppliers

We believe that it’s important to develop and maintain good relationships with our discrete electronic component suppliers, since we do not have long-term supply, distribution or franchise agreements with any of our suppliers.  Instead, we cultivate strong working relationships with each of our suppliers.

In order to facilitate good relationships with our suppliers, we typically carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 1, 2012 were approximately $1,075,000.

In 2011, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2011, the following name brands, Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd. and Vishay Americas Inc. collectively accounted for approximately 33% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Competition

We operate our discrete electronic components business in a highly competitive environment and face competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of our own suppliers.  Many of our competitors are more established and have greater name recognition and financial and marketing resources than us.  We believe that competition in the electronics industry is based on breadth of product lines, product availability, brand name, customer service, response time, competitive pricing and product knowledge, as well as value-added services.  We believe we compete effectively with respect to breadth and availability of inventory, response time, pricing and product knowledge.  Generally, large component manufacturers and large distributors do not focus their internal selling efforts on small and medium-sized OEMs and distributors, which constitute the vast majority of our customers.  However, should our customers increase in size, component manufacturers may find it cost effective to focus direct sales efforts on those customers, which could result in the loss of customers or decreased selling prices.

The ODM services we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers.  Our competitors may be more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do.  We believe that the principal competitive factors in our targeted markets are our engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.  In addition, in recent years, original design manufacturers that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in the consumer electronic product market. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into these markets.

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

Warehouse Management System

We utilize a wireless, fully bar-coded warehouse perpetual inventory tracking system that greatly enhances the processing speed, accuracy of product quantity and location control within the warehouse.  It also reduces potential errors and accelerates the delivery of components to our customers.  We continuously improve our warehouse management system with custom programming features.

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

Sales to Asian customers were 1.9% and 4.3% of our total sales in 2011 and 2010, respectively.

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

Employees

As of March 2, 2012, our company consisted of 27 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as Company’s project design and engineering center and partially as rental property for lease to others, (2) we own 15,000 square feet of office and distribution space through our subsidiary in Mexico and (3) we own 2,500 square feet of office space in Taipei, Taiwan..  We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may become involved in legal proceedings from time to time.  As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES.            Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2010:
First Quarter	$1.68	$1.30
Second Quarter	1.64	1.10
Third Quarter	1.15	1.00
Fourth Quarter	1.62	1.00
Fiscal Year Ended December 31, 2011:
First Quarter	$1.61	$1.30
Second Quarter	1.60	1.18
Third Quarter	1.24	0.91
Fourth Quarter	1.14	0.82
Year Ended December 31, 2012:
First Quarter (through March 1, 2012)	$1.10	$0.96

On March 1, 2012, the last sale price of the Class A common stock as reported by Nasdaq was $1.04 per share.

Holders.  As of March 1, 2012, there were 29 registered holders of our Class A common stock (not including those holders whose shares of common stock are held in street name) and one holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy.  During 2011 and 2010, the Company did not declare any dividends, nor do we expect to do so in the near future.

We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	427,500	$1.49	718,500
Equity compensation plans not approved by security holders	-	-	-
Total	427,500	$1.49	718,500

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

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States.  These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, doubtful accounts, inventory reserves and deferred income taxes.  Actual results could differ from these estimates.

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2011 and 2010 aggregated $24,000 and $26,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2011 and 2010 aggregated $92,000 and $96,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,801,000 and $12,414,000 at December 31, 2011 and 2010, respectively, which is presented net of valuation allowances of $4,233,000 and $3,700,000 at December 31, 2011 and 2010, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2008 through 2010 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2010 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, we have included a non-cash provision of approximately $600,000 during 2011 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving and excess inventory.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2011, consolidated financial statements representing approximately 83% of current assets and 61% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net sales were $6,804,000 and $7,189,000 in 2011 and 2010, respectively, representing a decrease of $385,000 or 5.4%.  The decrease in net sales was primarily due to a domestic decrease in demand for our component products.

Gross margins were $2,136,000 and $2,197,000 in 2011 and 2010, respectively, which represented 31.4% and 30.6% of net sales for those periods.  The decrease of $61,000 was primarily attributed to the decrease of sales.

Selling, general and administrative expenses were $2,793,000 and $2,641,000 in 2011 and 2010, respectively, which represented 41% and 36.7% of net sales for those periods.  The increase of $152,000 was primarily due to increases in salaries and benefit expenses to support our Taiwan office.

Operating losses were $657,000 and $444,000 in 2011 and 2010, respectively, which represented 9.7% and 6.2% of net sales for those periods.  Operating losses increased due to the decrease in sales coupled with higher expenses.

Net interest expense was $65,000 and $44,000 for 2011 and 2010, respectively.  The increase was due to higher debt levels during the year.

Income tax provision was $3,000 and $7,000 in 2011 and 2010, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $633,000 and $363,000 in 2011 and 2010, respectively, which represented 9.3% and 5.1% of net sales for those periods.  Net losses increased due to the decrease in sales coupled with higher expenses.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2011 and 2010 were as follows:

	Year ended December 31,
	2011	2010

Operating activities	$(533,000)	$(99,000)
Investing activities	(668,000)	(65,000)
Financing activities	-	500,000

Cash flows used in operating activities increased to $533,000 during 2011, as compared to $99,000 in the prior year.  The increase in the use of cash was primarily attributed to inventory increasing and accounts payable decreasing by $280,000 and $334,000, respectively, during 2011.

Cash flows used in investing activities increased to $668,000 during 2011, as compared to $65,000 in the prior year.  Our 2011 investing outflows primarily came from investments in our joint ventures.

Cash flows provided by financing activities were $0 in 2011 as compared to $500,000 used in the prior year.  Our 2010 financing came from our Secured Credit Facility – related party, see Note 5 of the Notes to the Consolidated Financial Statements.

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

Inventory is included and classified as a current asset.  As of December 31, 2011, inventory represented approximately 83% of current assets and 61% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and their related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended December 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 26, 2012

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,905,000	$3,095,000
Restricted cash (Note 2)	200,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $92,000 and $96,000, respectively	501,000	827,000
Inventory, net of reserve for obsolescence of $4,233,000, and $3,700,000, respectively	12,801,000	12,414,000
Prepaid expenses and other current assets	55,000	91,000
Total current assets	15,462,000	16,627,000
Property and equipment, net (Note 3)	4,822,000	4,977,000
Other assets (Note 4)	874,000	263,000
Total assets	$21,158,000	$21,867,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$793,000	$871,000
Accrued liabilities	332,000	351,000
Current portion of long-term debt from related party (Note 5)	-	1,500,000
Total current liabilities	1,125,000	2,722,000
Long-term debt from related party (Note 5)	1,500,000	-
Total liabilities	2,625,000	2,722,000

Commitments and contingencies (Notes 5, 9 and 12)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,616,000	10,605,000
Accumulated other comprehensive income	98,000	87,000
Retained earnings	7,631,000	8,244,000
Noncontrolling interest in subsidiary	182,000	203,000
Total shareholders’ equity	18,533,000	19,145,000
Total liabilities and shareholders’ equity	$21,158,000	$21,867,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010

Net sales	$6,804,000	$7,189,000
Cost of goods sold	4,668,000	4,992,000
Gross profit	2,136,000	2,197,000

Selling, general and administrative expenses	2,793,000	2,641,000
Operating loss	(657,000)	(444,000)

Interest expense, net	(65,000)	(44,000)
Other income, net	92,000	132,000
Loss before income taxes	(630,000)	(356,000)

Income tax provision	(3,000)	(7,000)

Net loss	(633,000)	(363,000)
Net loss attributable to noncontrolling interest in subsidiary	(20,000)	(20,000)
Net loss attributable to Taitron Components Inc.	$(613,000)	$(343,000)

Net loss per share: Basic & Diluted	$(0.11)	$(0.07)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010

Net loss	$(633,000)	$(363,000)

Other Comprehensive (loss)income:
Foreign currency translation adjustment	11,000	(9,000)

Comprehensive loss	(622,000)	(372,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	(20,000)	(16,000)

Comprehensive loss attributable to Taitron Components Inc.	$(602,000)	$(356,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Two years ended December 31, 2011

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2009	4,777,144	$5,000	762,612	$1,000	$10,594,000	$96,000	$8,587,000	$219,000	$19,502,000

Noncontrolling interest in subsidary	-	-	-	-	-	-	-	(16,000)	(16,000)
Amortization of stock based compensation	-	-	-	-	11,000	-	-	-	11,000
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(9,000)	-	-	(9,000)

Net loss	-	-	-	-	-	-	(343,000)	-	(343,000)

Balances at December 31, 2010	4,777,144	$5,000	762,612	$1,000	$10,605,000	$87,000	$8,244,000	$203,000	$19,145,000

Noncontrolling interest in subsidary	-	-		-	-	-	-	(21,000)	(21,000)
Amortization of stock based compensation	-	-	-	-	11,000	-	-	-	11,000
Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	11,000	-	-	11,000

Net loss	-	-	-	-	-	-	(613,000)	-	(613,000)

Balances at December 31, 2011	4,777,144	$5,000	762,612	$1,000	$10,616,000	$98,000	$7,631,000	$182,000	$18,533,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(633,000)	$(363,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,000	227,000
Provision for inventory reserves	600,000	600,000
Provision for sales returns and doubtful accounts	20,000	32,000
Stock based compensation	11,000	11,000
Changes in assets and liabilities:
Increase to Restricted cash	-	(100,000)
Trade accounts receivable	306,000	(238,000)
Inventory	(987,000)	(707,000)
Prepaid expenses and other current assets	36,000	154,000
Trade accounts payable	(78,000)	256,000
Accrued liabilities	(19,000)	48,000
Other assets and liabilities	25,000	(19,000)
Total adjustments	100,000	264,000
Net cash used in operating activities	(533,000)	(99,000)

Cash flows from investing activities:
Acquisition of property & equipment	(31,000)	(65,000)
Payments for investment in joint ventures	(637,000)	-
Net cash used in investing activities	(668,000)	(65,000)

Cash flows from financing activities:
Borrowings on notes payable	-	500,000
Net cash provided by financing activities	-	500,000
Impact of exchange rates on cash	11,000	(9,000)

Net increase in cash and cash equivalents	(1,190,000)	327,000
Cash and cash equivalents, beginning of period	3,095,000	2,768,000
Cash and cash equivalents, end of year	$1,905,000	$3,095,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,000	$47,000
Cash paid for income taxes, net	$3,000	$7,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of business

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM services for their multi-year turn-key projects.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico and two divisions in each of Taiwan and China.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheet as a part of shareholder’s equity with a balance of $182,000 and $203,000 as of December 31, 2011 and 2010, respectively.

Concentration of Risk

A significant number of the products we distribute are manufactured in Taiwan, Hong Kong, China, South Korea and the Philippines.  The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

The ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries.  For example, it is possible that political or economic developments in China, or with respect to the relationship of the United States with China, could have an adverse effect on our business.  Our ability to remain competitive could also be affected by other government actions related to, among other things, anti-dumping legislation and international currency fluctuations.  While we do not believe that any of these factors adversely impact our business at present, we cannot provide assurance that these factors will not materially adversely affect us in the future.  Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could also have a material adverse impact on our business and results of operations.  Management estimates that over 90% of our products purchased were produced in Asia.

Samsung Electro-Mechanics Co. accounted for approximately 10% and 17% of our net purchases for fiscal years 2011 and 2010, respectively.  However, we do not regard any one supplier as essential to its operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if it loses its direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had only one customer accounting for more than 10% of our net sales for approximately 20% and 11% in 2011 and 2010, respectively.

We had two customers accounting for more than 10% of our accounts receivable for approximately 13% and 10% as of December 31, 2011 and for 21% and 17% as of December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  Our cash equivalents are comprised primarily of money market investments.  Accounts on deposit at our primary domestic financial institution are non-interest-bearing transaction accounts with unlimited insurance coverage by the Federal Deposit Insurance Corporation through December 31, 2012.  Our foreign deposit accounts are not insured, however, we do not believe there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when it has evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2011 and 2010 amounted to $24,000 and $26,000, respectively.

Allowance for Sales Returns and Doubtful Accounts

On a case-by-case basis, we accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We will, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.  The allowance for sales returns and doubtful accounts at December 31, 2011 and 2010 amounted to $92,000 and $96,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $4,233,000 and $3,700,000 at December 31, 2011 and 2010, respectively.  Based upon our systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory, we increased our reserves by $600,000 for each of the years ending December 31, 2011 and 2010.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 350-30, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount.  Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.  We currently believe there is no impairment of our long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for our products under development will continue.  Either of these could result in future impairment of long-lived assets.

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $4,000 and $5,000 for the years ending December 31, 2011 and 2010, respectively.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.”  Outbound shipping-related costs are included in “Cost of goods sold.”

Stock-Based Compensation

We account for our share-based compensation in accordance ASC 718-20.  Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

Income Taxes

We account for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdictions.  Generally, we remain subject to Internal Revenue Service examination of our 2007 through 2009 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2006 through 2009 California Franchise Tax Returns.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

The carrying value of our long-term debt for year ending December 31, 2011, is considered to approximate fair market value, due to its short-term maturity as well as the interest rate of the instrument is based predominantly on variable reference rates.

The carrying value of cash and cash equivalents, accounts receivable, inventory, trade payables and accrued liabilities approximates their fair values due to their short-term maturities.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 303,000 and 316,000 for the years ended December 31, 2011 and 2010, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

Foreign Currency Translation

The financial statements of our majority-owned subsidiary in Mexico and divisions in Taiwan and China, which were established in 1998, 1996 and 2005, respectively, are translated into U.S. dollars for financial reporting purposes.  Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year.  Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income.  Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in operations.  The transactional gains and losses are not significant to the consolidated financial statements.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, doubtful accounts and inventory reserves.  Actual results could differ from these estimates.

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

Recent Adopted Accounting Pronouncements

During February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”.  The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated.

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Effective December 31, 2009, we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements.  Effective December 31, 2010, we adopted the provisions relating to Level 3 disclosures and such provisions did not have a material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on our present or future financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual and interim periods beginning after December 15, 2011.  We do not expect the adoption of this ASU to have any impact on our operating results.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.”  ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011.  We do not expect the adoption of this ASU to have a material impact on our operating results.

2  -  RESTRICTED CASH

At December 31, 2011 and 2010, we had $200,000, of restricted cash on deposit as collateral for our $200,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2011	2010
Land	$1,297,000	$1,297,000
Buildings and improvements	5,086,000	5,085,000
Furniture and equipment	751,000	740,000
Computer software and equipment	462,000	443,000
Total Property and Equipment	7,596,000	7,565,000
Less: Accumulated depreciation and amortization	(2,774,000)	(2,588,000)
Property and Equipment, net	$4,822,000	$4,977,000

4  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2011	2010
Investment in securitites	$68,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	637,000	-
Other	22,000	48,000
Other Assets	$874,000	$263,000

Our $68,000 investment in securities as of December 31, 2011 relates to our ownership of 154,808 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment relates to less than 1% of their outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.  See also Note 14 – Subsequent Events.

Our $147,000 investment in joint venture as of December 31, 2011 relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture since 2009.

Our $637,000 investment in joint venture as of December 31, 2011, relates to our initial cumulative investment as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), a joint venture with its 51% owner, Teamforce Company Limited.  Our total investment at December 31, 2012 is expected to aggregate $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

5  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,
	2011	2010
Secured credit facility from related party	$1,500,000	$1,500,000
Less current portion	-	(1,500,000)
Long-term debt, less current portion	$1,500,000	$-

On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Ltd. (see Note 6).  The original maturity was April 21, 2011, but on March 7, 2011, was extended to June 30, 2013.  Credit is available at the rate of Prime + 0.25% per annum with the entire principal amount outstanding due at maturity.

6  -  RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years ended December 31, 2011 and 2010, in the amount of $24,000 for professional fees related to the operational management of our Taiwan office.  In addition, during 2011 and 2010, we made payments of $53,000 and $47,000, respectively, for interest expenses incurred on our outstanding line of credit balance.  See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2011 and 2010, we purchased products in the amount of $6,000 and $30,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7  -  SHARE BASED COMPENSATION

Our 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options using the Black-Scholes option-pricing model with the following weighted average assumptions was as follows for 2011 and 2010: dividend yield of 2%; expected volatility of 33%; a risk free interest rate of approximately 4.4% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	395,500	$1.75	4.3	$19,000
Granted	3,000	1.19	9.2
Forfeited	(32,000)	3.19
Outstanding at December 31, 2010	366,500	1.62	3.4	$69,000
Granted	129,000	1.27	9.2
Forfeited	(68,000)	1.77
Outstanding at December 31, 2011	427,500	$1.49	4.4	$18,300
Exercisable at December 31, 2011	289,166	$1.62	2.9	$14,300

At December 31, 2011, the range of individual weighted average exercise prices was $1.03 to $1.73.

8  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,777,144 issued and outstanding as of December 31, 2011 and 2010.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2011 and 2010, we did not repurchase, nor issue, any shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2011 and 2010.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2011 and 2010, we did not declare any dividends.

9  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2011	2010
Current:
Federal	$-	$-
State	3,000	7,000
	3,000	7,000
Deferred:
Federal	(170,000)	(81,000)
State	(50,000)	(21,000)
Increase in valuation allowance	220,000	102,000
	-	-

Income tax provision	$3,000	$7,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2011	2010
“Expected” income tax expense (benefit)	$(214,000)	$(93,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	-	-
Increase in valuation allowance	220,000	102,000
Other	(5,000)	(4,000)
Income tax provision	$3,000	$7,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2011	2010
Deferred tax assets:
Inventory reserves	$1,808,000	$1,585,000
Section 263a adjustment	89,000	82,000
Allowances for bad debts and returns	31,000	33,000
Accrued expenses	22,000	21,000
Asset valuation reserve	57,000	57,000
State net operating loss carry forward	241,000	239,000
Other	57,000	45,000
Total deferred tax assets	2,305,000	2,062,000
Valuation allowance	(2,127,000)	(1,906,000)
	178,000	156,000
Deferred tax liabilities:
Deferred state taxes	(178,000)	(156,000)

Net deferred tax assets	$-	$-

As of December 31, 2011, we had approximately $439,000 and $1,172,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2009 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2006 through 2009 California Franchise Tax Returns.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2011 and 2010, we have $2,127,000 and $1,906,000 of unrecognized tax benefits, respectively.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2011 and 2010.

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2011	2010

Net loss available to common shareholders used in basic and diluted loss per share	$(633,000)	$(363,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,756	5,539,756
Basic loss per share (Class A and B shares)	$(0.11)	$(0.07)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,756	5,539,756
Diluted loss per share	$(0.11)	$(0.07)

11  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only the U.S. based employees of Taitron Components (excludes our foreign divisions and subsidiaries).  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each of the years ended December 31, 2011 and 2010, employer matching contributions aggregated approximately $47,000 and 40,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 349,423 (or 7.3%) and 237,939 (or 5%) shares in Class A common stock of Taitron Components as of December 31, 2011 and 2010, respectively.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to its financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $870,000 as of December 31, 2011.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $49,000 as of December 31, 2011 (see Note 4).

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2011	2010	2011	2010
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,730,000	$5,834,000	$3,253,000	$3,357,000
Mexico	521,000	607,000	162,000	160,000
Brazil	209,000	351,000	-	-
Taiwan	90,000	120,000	276,000	286,000
China	10,000	22,000	1,131,000	1,174,000
Canada	48,000	88,000	-	-
Other foreign countries	196,000	167,000	-	-
Total	$6,804,000	$7,189,000	$4,822,000	$4,977,000

14  -  SUBSEQUENT EVENTS

On January 10, 2012, we made an additional investment in Zowie Technology Corporation (see Note 4 – Other Assets), in the amount of $337,000 for 1,007,902 redeemable preferred shares bearing 7% interest, due January 11, 2015.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2011 and 2010 and concluded that, as of December 31, 2011 and 2010, our internal controls over financial reporting were effective.

Management's assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management's assessment report for the year ended December 31, 2011 and 2010.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2012 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

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
___________________________________________________________________________________

*              Filed herewith.
(1) Incorporated by reference from the Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated:  March 26, 2012                                                                        By:  /s/ Stewart Wang
Stewart Wang
Director, Chief Executive Officer and President

Dated:  March 26, 2012                                                                        By:  /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 26, 2012
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 26, 2012
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 26, 2012
Richard Chiang

/s/ Craig Miller	Director	March 26, 2012
Craig Miller

/s/ Felix Sung	Director	March 26, 2012
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	March 26, 2012
David Vanderhorst	(Principal Financial and Accounting Officer)