Form 10-Q
period 2012-03-31
TAITRON COMPONENTS INC
filed 2012-05-15
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2012
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,785,000	$1,905,000
Restricted cash (Note 4)	200,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $86,000 and $92,000, respectively	380,000	501,000
Inventory, net of reserve for obsolescence of $4,450,000, and $4,233,000, respectively	12,191,000	12,801,000
Prepaid expenses and other current assets	55,000	55,000
Total current assets	14,611,000	15,462,000
Property and equipment, net	4,777,000	4,822,000
Other assets (Note 5)	1,217,000	874,000
Total assets	$20,605,000	$21,158,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$596,000	$793,000
Accrued liabilities	242,000	332,000
Total current liabilities	838,000	1,125,000
Long-term debt from related party (Note 6)	1,500,000	1,500,000
Total liabilities	2,338,000	2,625,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,620,000	10,616,000
Accumulated other comprehensive income	102,000	98,000
Retained earnings	7,362,000	7,631,000
Noncontrolling interest in subsidiary	177,000	182,000
Total shareholders’ equity	18,267,000	18,533,000
Total liabilities and shareholders’ equity	$20,605,000	$21,158,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net sales	$1,684,000	$1,558,000
Cost of goods sold	1,330,000	1,090,000
Gross profit	354,000	468,000

Selling, general and administrative expenses	637,000	784,000
Operating loss	(283,000)	(316,000)

Interest expense, net	(9,000)	(26,000)
Other income, net	18,000	30,000
Loss before income taxes	(274,000)	(312,000)

Income tax provision	(1,000)	(1,000)

Net loss	(275,000)	(313,000)
Net loss attributable to noncontrolling interest in subsidiary	(6,000)	(8,000)
Net loss attributable to the Company	$(269,000)	$(305,000)

Net loss per share: Basic & Diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net loss	$(275,000)	$(313,000)

Other comprehensive income:
Foreign currency translation adjustment	4,000	11,000

Comprehensive loss	(271,000)	(302,000)

Comprehensive loss attributable to noncontrolling interest in subsididary	(5,000)	(7,000)

Comprehensive loss attributable to the Company	$(266,000)	$(295,000)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(275,000)	$(313,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,000	51,000
Provision for sales returns and doubtful accounts	16,000	6,000
Stock based compensation	4,000	3,000
Changes in assets and liabilities:
Trade accounts receivable	105,000	(17,000)
Inventory	610,000	141,000
Prepaid expenses and other current assets	-	(61,000)
Trade accounts payable	(197,000)	(61,000)
Accrued liabilities	(90,000)	(94,000)
Other assets and liabilities	(2,000)	21,000
Total adjustments	506,000	(11,000)
Net cash provided by (used in) operating activities	231,000	(324,000)

Cash flows from investing activities:
Acquisition of property & equipment	(15,000)	(9,000)
Noncontrolling interest in subsidiary	1,000	1,000
Payments for investments in joint ventures	-	(196,000)
Payments for investments in marketable securities	(341,000)	-
Net cash used in investing activities	(355,000)	(204,000)

Impact of exchange rates on cash	4,000	11,000

Net decrease in cash and cash equivalents	(120,000)	(517,000)
Cash and cash equivalents, beginning of period	1,905,000	3,095,000
Cash and cash equivalents, end of period	$1,785,000	$2,578,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,000	$13,000
Cash paid for income taxes, net	$3,000	$3,000

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements”, that requires new fair value disclosures pertaining to significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and activity.  For Level 3 fair value measurements, purchases, sales, issuances and settlements must be reported on a gross basis.  Further, additional disclosures are required by class of assets or liabilities, as well as inputs used to measure fair value and valuation techniques.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 (the first quarter of our fiscal year 2010), except for the disclosures about purchases, sales, issuances and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010 (our fiscal year 2011).  The adoption of this ASU did not result in a material impact on our condensed consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”, that updates the presentation such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the first quarter of our fiscal year 2012).  Further, in December 2011, the FASB issued ASU No. 2011-12 that effectively defers the changes in ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  We updated our presentation of comprehensive income in accordance with this ASU.  The adoption of this ASU did not result in a material impact on our condensed consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11 “Disclosures about Offsetting Assets and Liabilities”, the objective of which is to provide additional disclosures on the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of the update.  The update primarily impacts financial instruments and derivatives subject to a master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 (the first quarter of our fiscal year 2013).  We are currently evaluating the disclosures required under this ASU.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4 – RESTRICTED CASH

At March 31, 2012 and December 31, 2011, we had $200,000 of restricted cash on deposit as collateral for our $200,000 irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

Investment in securities - Zowie Technology	$409,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	637,000	637,000
Other	24,000	22,000
Other Assets	$1,217,000	$874,000

Our $409,000 investment in securities as of March 31, 2012 relates to our ownership of 154,808 shares of common and 1,007,902 shares of 7% convertible preferred (maturing December 2014) securities of Zowie Technology Corporation (Taipei Hsien, Taiwan), a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  Our investment relates to less than 5% of Zowie’s outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of March 31, 2012, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during the recent quarter ending March 31, 2012.

Our $637,000 investment in joint venture as of March 31, 2012, relates to our initial cumulative investment as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer and joint venture with its 51% owner, Teamforce Company Limited.  Our total investment in 2012 is expected to aggregate $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG - TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 7, 2011 we renewed and extended maturities to June 30, 2013.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of March 31, 2012 and December 31, 2011, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due June 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending March 31, 2012 and 2011, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended March 31, 2012 and 2011, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the three months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	427,500	$1.49	4.4	$18,300
Forfeited	(20,000)	2.70
Outstanding at March 31, 2012	407,500	1.43	4.2	$6,600
Exercisable at March 31, 2012	269,166	$1.54	2.8	$4,500

At March 31, 2012 the range of individual outstanding weighted average exercise prices was $0.84 to $1.85.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,950,000 as of March 31, 2012.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $49,000 as of March 31, 2012 (see Note 5).

10 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2012, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended March 31, 2012 and 2011, aggregated $15,000 and $6,000, respectively.  The allowances for sales returns and doubtful accounts at March 31, 2012 and 2011 aggregated $86,000 and $96,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,191,000 and $12,801,000 at March 31, 2012 and December 31, 2011, respectively, which is presented net of valuation allowances of $4,450,000 and $4,233,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2012, condensed consolidated financial statements representing approximately 83% of current assets and 59% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2012 versus 2011.

Net sales in the first quarter of 2012 totaled $1,684,000 versus $1,558,000 in the comparable period for 2011, an increase of $126,000 or 8.1% over the same period last year.

Gross profit for the first quarter of 2012 was $354,000 versus $468,000 in the comparable period for 2011, and gross margin percentage of net sales was 21% in the first quarter of 2012 versus 30% in the comparable period for 2011.   The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative expenses in the first quarter of 2012 totaled $637,000 versus $784,000 in the comparable period for 2011.  The decrease of $147,000 or 18.8% was primarily attributed to decreases in salaries and benefits in our overseas divisions due to personnel reductions.

Interest expense, net of interest income, was $9,000 for the first quarter of 2012 and $26,000 in the comparable period for 2011.  This decrease was primarily attributed adjustments to our investment in marketable securities for 2011.

Other income, net of other expense, in the first quarter of 2012 was $18,000 versus $30,000 in the comparable period for 2011.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision was $1,000 for both the first quarter of 2012 and the comparable period for 2010, as we do not expect significant taxable income.

Net loss was $275,000 for the first quarter of 2012 versus $313,000 in the comparable period for 2011, a decrease of $38,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $231,000 as opposed to provided by of $324,000 for the three months ending March 31, 2012 and 2011, respectively.  The increase of $555,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from increases to prepaid expenses and other current assets, smaller reductions of inventory and reductions of accounts payables.

Cash flows used in investing activities were $355,000 and $204,000 for the three months ending March 31, 2012 and 2011, respectively, primarily attributed to our investment in joint ventures (see Note 5).

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

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

Date:  May 15, 2012                                                             /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)