Form 10-Q
period 2012-06-30
TAITRON COMPONENTS INC
filed 2012-08-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on August 1, 2012
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,798,000	$1,905,000
Restricted cash (Note 4)	100,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $86,000 and $92,000, respectively	444,000	501,000
Inventory, net of reserve for obsolescence of $4,673,000, and $4,233,000, respectively	12,149,000	12,801,000
Prepaid expenses and other current assets	62,000	55,000
Total current assets	14,553,000	15,462,000
Property and equipment, net	4,735,000	4,822,000
Other assets (Note 5)	1,221,000	874,000
Total assets	$20,509,000	$21,158,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$753,000	$793,000
Accrued liabilities	297,000	332,000
Total current liabilities	1,050,000	1,125,000
Long-term debt from related party (Note 6)	1,500,000	1,500,000
Total liabilities	2,550,000	2,625,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,624,000	10,616,000
Accumulated other comprehensive income	102,000	98,000
Retained earnings	7,061,000	7,631,000
Noncontrolling interest in subsidiary	166,000	182,000
Total shareholders’ equity	17,959,000	18,533,000
Total liabilities and shareholders’ equity	$20,509,000	$21,158,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,416,000	$1,959,000	$3,100,000	$3,517,000
Cost of goods sold	1,144,000	1,246,000	2,474,000	2,336,000
Gross profit	272,000	713,000	626,000	1,181,000

Selling, general and administrative expenses	603,000	721,000	1,240,000	1,505,000
Operating loss	(331,000)	(8,000)	(614,000)	(324,000)

Interest expense, net	(8,000)	(12,000)	(17,000)	(38,000)
Other income, net	28,000	14,000	46,000	44,000
Loss before income taxes	(311,000)	(6,000)	(585,000)	(318,000)

Income tax provision	-	(1,000)	(1,000)	(2,000)

Net loss	(311,000)	(7,000)	(586,000)	(320,000)
Net loss attributable to noncontrolling interest in subsidiary	10,000	4,000	16,000	12,000
Net loss attributable to the Company	$(301,000)	$(3,000)	$(570,000)	$(308,000)

Net loss per share: basic & diluted	$(0.06)	$(0.00)	$(0.11)	$(0.06)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(311,000)	$(7,000)	$(586,000)	$(320,000)

Other Comprehensive income:
Foreign currency translation adjustment	-	2,000	4,000	13,000

Comprehensive loss	(311,000)	(5,000)	(582,000)	(307,000)

Comprehensive loss attributable to noncontrolling interest in subsidiary	11,000	4,000	16,000	11,000

Comprehensive loss attributable to the Company	$(300,000)	$(1,000)	$(566,000)	$(296,000)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(586,000)	$(320,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,000	105,000
Provision for sales returns and doubtful accounts	21,000	6,000
Stock based compensation	8,000	3,000
Changes in assets and liabilities:
Restricted cash	100,000	-
Trade accounts receivable	35,000	(312,000)
Inventory	652,000	89,000
Prepaid expenses and other current assets	(7,000)	(2,000)
Trade accounts payable	(40,000)	56,000
Accrued liabilities	(35,000)	(90,000)
Other assets and liabilities	(6,000)	-
Total adjustments	830,000	(145,000)
Net cash provided by (used in) operating activities	244,000	(465,000)

Cash flows from investing activities:
Acquisition of property & equipment	(15,000)	(22,000)
Noncontrolling interest in subsidiary	1,000	2,000
Payments for investments in joint ventures	-	(441,000)
Payments for investments in securities	(341,000)	-
All other investing activity	-	21,000
Net cash used in investing activities	(355,000)	(440,000)

Impact of exchange rates on cash	4,000	13,000

Net decrease in cash and cash equivalents	(107,000)	(892,000)
Cash and cash equivalents, beginning of period	1,905,000	3,095,000
Cash and cash equivalents, end of period	$1,798,000	$2,203,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,000	$26,000
Cash paid for income taxes, net	$3,000	$3,000

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

4 – RESTRICTED CASH

At June 30, 2012 and December 31, 2011, we had $100,000 and $200,000, respectively, of restricted cash on deposit as collateral for our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)

Investment in Securities - Zowie Technology	$414,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	637,000	637,000
Other	23,000	22,000
Other Assets	$1,221,000	$874,000

Our $414,000 investment in securities as of June 30, 2012 relates to our ownership of 154,808 shares of common and 1,007,902 shares of 7% convertible preferred (maturing December 2014) securities of Zowie Technology Corporation (Taipei Hsien, Taiwan), a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  Our investment in common stock is less than 5% of Zowie’s outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of June 30, 2012, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during the recent quarter ending June 30, 2012.

Our $637,000 investment in joint venture as of June 30, 2012, relates to our initial cumulative investment as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer and joint venture with its 51% owner, Teamforce Company Limited.  Our total investment in 2012 is expected to aggregate $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 7, 2011 we renewed and extended maturities to June 30, 2013.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of June 30, 2012 and December 31, 2011, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due June 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending June 30, 2012 and 2011, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended June 30, 2012 and 2011, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the three months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	427,500	$1.49	4.4	$18,300
Granted	20,000	$1.02	8.7	$-
Forfeited	(63,000)	2.70
Outstanding at June 30, 2012	384,500	1.43	4.7	$4,420
Exercisable at June 30, 2012	245,166	$1.54	3.2	$4,420

At June 30, 2012 the range of individual outstanding weighted average exercise prices was $0.84 to $1.85.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,980,000 as of June 30, 2012.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $49,000 as of June 30, 2012 (see Note 5).

10 – SUBSEQUENT EVENTS

On July 10, 2012, Taitron Components Incorporated (“the Company”) received a notification letter from The Nasdaq Stock Market, LLC (“Nasdaq”) stating that, based upon the closing bid price of the Company’s common stock, $0.001 par value, for the last 30 consecutive business days, the Company no longer meets the requirement that listed securities maintain a minimum bid price of $1.00 per share in accordance with Nasdaq Marketplace Rule 5550(a)(2).  The notification has no immediate effect on the listing of the Company’s common stock, which will continue to trade on the Nasdaq Capital Market.  The notification letter states that the Nasdaq listing rules provide the Company a compliance period of 180 calendar days, or until January 7, 2013, in which to regain compliance.  If at any time during this 180 day period the closing bid price of the Company’s security is at least $1.00 per share for a minimum of 10 consecutive business days, the Company will have regained compliance.   The notification letter also states that, in the event the Company does not regain compliance, the Company may be eligible for additional time.  To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the minimum bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period.  If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days.  However, if it appears to Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide the Company with notice that its securities will be subject to delisting.  The Company intends to actively monitor the bid price for its common stock between now and January 7, 2013, and will consider available options to regain compliance with the minimum bid price requirement.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended June 30, 2012 and 2011 were $6,000 and $7,000, respectively and for the six months ended June 30, 2012 and 2011 were $21,000 and $14,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2012 and December 31, 2011 aggregated $86,000 and $92,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $12,149,000 and $12,801,000 at June 30, 2012 and December 31, 2011, respectively, which is presented net of valuation allowances of $4,673,000 and $4,233,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2012, condensed consolidated financial statements representing approximately 83% of current assets and 59% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2012 versus 2011.

Net sales in the second quarter of 2012 totaled $1,416,000 versus $1,959,000 in the comparable period for 2011, a decrease of $543,000 or 27.7% over the same period last year.

Gross profit for the second quarter of 2012 was $272,000 versus $713,000 in the comparable period for 2011, and gross margin percentage of net sales was 19.2% in the second quarter of 2012 versus 36.4% in the comparable period for 2011.   The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative expenses in the second quarter of 2012 totaled $603,000 versus $721,000 in the comparable period for 2011.  The decrease of $118,000 or 16.4% was primarily attributed to decreases in salaries and benefits in our overseas divisions due to personnel reductions.

Interest expense, net of interest income, was $8,000 for the second quarter of 2012 and $12,000 in the comparable period for 2011.  This decrease was primarily attributed adjustments to our investment in marketable securities for 2011.

Other income, net of other expense, in the second quarter of 2012 was $28,000 versus $14,000 in the comparable period for 2011.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision in the second quarter of 2012 was $0 versus $1,000 in the comparable period for 2011, as we do not expect significant taxable income.

Net loss was $311,000 for the second quarter of 2012 versus $7,000 in the comparable period for 2011, an increase of $304,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2012 versus Six Months Ended June 30, 2011.

Net sales in the six months ended June 30, 2012 was $3,100,000 versus $3,517,000 in the comparable period for 2011, a decrease of $417,000 or 11.9% over the same period last year.

Gross profit for the six months ended June 30, 2012 was $626,000 versus $1,181,000 in the comparable period for 2011, and gross margin percentage of net sales was approximately 20.2% for the six months ended June 30, 2012 and 33.6% for 2011, respectively.  The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2012 totaled $1,240,000 versus $1,505,000 in the comparable period for 2011.  The decrease of $265,000 or 17.6% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $17,000 for the six months ended June 30, 2012 versus $38,000 in the comparable period for 2011.

Other income, net of other losses, in the six months ended June 30, 2012 was $46,000 versus $44,000 in the comparable period for 2011.

Income tax provision was $1,000 for the six months ended June 30, 2012 and $1,000 in the comparable period for 2011.

Net loss was $586,000 for the six months ended June 30, 2012 versus $320,000 in the comparable period for 2011, an increase of $266,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $244,000 as opposed to used in of $465,000 for the six months ending June 30, 2012 and 2011, respectively.  The increase of $709,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of restricted cash, inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $355,000 and $440,000 for the six months ending June 30, 2012 and 2011, respectively, primarily attributed to our investment in marketable securities of Zowie Technology Corporation (see Note 5).

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Date:  August 14, 2012                                                        /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)