Form 10-Q
period 2012-09-30
TAITRON COMPONENTS INC
filed 2012-11-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on November 1, 2012
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,078,000	$1,905,000
Restricted cash (Note 4)	100,000	200,000
Trade accounts receivable, net of allowance for doubtful accounts of $87,000 and $92,000, respectively	788,000	501,000
Inventory, net of reserve for obsolescence of $4,903,000, and $4,233,000, respectively	11,753,000	12,801,000
Prepaid expenses and other current assets	58,000	55,000
Total current assets	14,777,000	15,462,000
Property and equipment, net	4,677,000	4,822,000
Other assets (Note 5)	1,226,000	874,000
Total assets	$20,680,000	$21,158,000

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$1,017,000	$793,000
Accrued liabilities	365,000	332,000
Current portion of long-term debt from related party (Note 6)	1,500,000	-
Total current liabilities	2,882,000	1,125,000
Long-term debt from related party (Note 6)	-	1,500,000
Total liabilities	2,882,000	2,625,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,629,000	10,616,000
Accumulated other comprehensive income	100,000	98,000
Retained earnings	6,906,000	7,631,000
Noncontrolling interest in subsidiary	157,000	182,000
Total shareholders’ equity	17,798,000	18,533,000
Total liabilities and shareholders’ equity	$20,680,000	$21,158,000

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,945,000	$1,682,000	$5,045,000	$5,199,000
Cost of goods sold	1,518,000	1,206,000	3,992,000	3,542,000
Gross profit	427,000	476,000	1,053,000	1,657,000

Selling, general and administrative expenses	609,000	649,000	1,849,000	2,154,000
Operating loss	(182,000)	(173,000)	(796,000)	(497,000)

Interest expense, net	(8,000)	(13,000)	(25,000)	(51,000)
Other income, net	27,000	26,000	73,000	70,000
Loss before income taxes	(163,000)	(160,000)	(748,000)	(478,000)

Provision for income taxes	(1,000)	-	(2,000)	(2,000)

Net loss	(164,000)	(160,000)	(750,000)	(480,000)
Net loss attributable to noncontrolling interests	9,000	3,000	25,000	15,000
Net loss attributable to the Company	$(155,000)	$(157,000)	$(725,000)	$(465,000)

Loss per share: basic and diluted	$(0.03)	$(0.03)	$(0.14)	$(0.09)

Weighted-average common shares outstanding: basic and diluted	5,539,756	5,539,756	5,539,756	5,539,756

Net loss	$(164,000)	$(160,000)	$(750,000)	$(480,000)
Other comprehensive income :
Foreign currency translation adjustment	(2,000)	1,000	2,000	14,000
Comprehensive loss	(166,000)	(159,000)	(748,000)	(466,000)
Comprehensive loss attributable to noncontrolling interests	9,000	4,000	25,000	15,000
Comprehensive loss attributable to the Company	$(157,000)	$(155,000)	$(723,000)	$(451,000)

See accompanying notes to condensed consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net loss	$(750,000)	$(480,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	161,000	136,000
Provision for sales returns and doubtful accounts	19,000	16,000
Stock based compensation	13,000	7,000
Changes in assets and liabilities:
Restricted cash	100,000	-
Trade accounts receivable	(306,000)	(325,000)
Inventory	1,048,000	(283,000)
Prepaid expenses and other current assets	(3,000)	64,000
Trade accounts payable	224,000	323,000
Accrued liabilities	33,000	(71,000)
Other assets and liabilities	(2,000)	-
Total adjustments	1,287,000	(133,000)
Net cash provided by (used for) operating activities	537,000	(613,000)

Cash flows provided by (used for) investing activities:
Acquisition of property & equipment	(16,000)	(29,000)
Payments for investments in joint ventures	-	(539,000)
Payments for investments in securities	(350,000)	-
All other investing activity	-	25,000
Net cash used for investing activities	(366,000)	(543,000)

Impact of exchange rates on cash	2,000	14,000

Net increase (decrease) in cash and cash equivalents	173,000	(1,142,000)
Cash and cash equivalents, beginning of period	1,905,000	3,095,000
Cash and cash equivalents, end of period	$2,078,000	$1,953,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,000	$39,000
Cash paid for income taxes, net	$3,000	$3,000

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

3 – RECENT ACCOUNTING DEVELOPMENTS

In September 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”, that updates the presentation such that an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the first quarter of our fiscal year 2012).  Further, in December 2011, the FASB issued ASU No. 2011-12 that effectively defers the changes in ASU No. 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income.  We updated our presentation of comprehensive income in accordance with this ASU.  The adoption of this ASU did not result in a material impact on our condensed consolidated financial statements and related disclosures.

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

4 – RESTRICTED CASH

At September 30, 2012 and December 31, 2011, we had $100,000 and $200,000, respectively, of restricted cash on deposit as collateral for our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Investment in securities - Zowie Technology	$418,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	637,000	637,000
Other	24,000	22,000
Other Assets	$1,226,000	$874,000

Our $418,000 investment in securities as of September 30, 2012 relates to our ownership of 154,808 shares of common and 1,007,902 shares of 7% convertible preferred (maturing December 2014) securities of Zowie Technology Corporation (Taipei Hsien, Taiwan), a manufacturer of discrete semiconductors and also a supplier of our electronic component products.  Our investment in common stock is less than 5% of Zowie’s outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of September 30, 2012, relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture during the recent quarter ending September 30, 2012.

Our $637,000 investment in joint venture as of September 30, 2012, relates to our initial cumulative investment as part of our planned acquisition of 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer and joint venture with its 51% owner, Teamforce Company Limited.  Our total investment in 2012 is expected to aggregate $686,000, of which $245,000 is for the 49% ownership interest and $441,000 is for our 49% proportional share of operating capital requirements.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 7, 2011 we renewed and extended maturities to September 30, 2013.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of September 30, 2012 and December 31, 2011, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on September 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due September 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the three-month periods ended September 30, 2012 and 2011 and $18,000 for both of the nine-month periods ended September 30, 2012 and 2011, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended September 30, 2012 and 2011 and $39,000 for both of the nine-month periods ended September 30, 2012 and 2011, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the nine months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	427,500	$1.49	4.4	$18,300
Granted	90,000	1.02	8.7	$-
Forfeited	(63,000)	2.70
Outstanding at September 30, 2012	454,500	1.35	4.8	$6,220
Exercisable at September 30, 2012	269,834	$1.52	3.2	$4,900

At September 30, 2012 the range of individual outstanding weighted average exercise prices was $0.84 to $1.85.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,340,000 as of September 30, 2012.

Investment in joint venture
Outstanding commitments to invest in Grand Shine Management aggregated $49,000 as of September 30, 2012 (see Note 5).

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended September 30, 2012 and 2011 were $4,000 and $3,000, respectively and for the nine months ended September 30, 2012 and 2011 were $26,000 and $16,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2012 and December 31, 2011 aggregated $87,000 and $92,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $11,753,000 and $12,801,000 at September 30, 2012 and December 31, 2011, respectively, which is presented net of valuation allowances of $4,903,000 and $4,233,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2012, condensed consolidated financial statements representing approximately 80% of current assets and 57% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2012 versus 2011.

Net sales in the third quarter of 2012 totaled $1,945,000 versus $1,682,000 in the comparable period for 2011, an increase of $263,000 or 15.6% over the same period last year.

Gross profit for the third quarter of 2012 was $427,000 versus $476,000 in the comparable period for 2011, and gross margin percentage of net sales was 22% in the third quarter of 2012 versus 28.3% in the comparable period for 2011.   The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative expenses in the third quarter of 2012 totaled $609,000 versus $649,000 in the comparable period for 2011.  The decrease of $40,000 or 6.2% was primarily attributed to decreases in salaries and benefits in our overseas divisions due to personnel reductions.

Interest expense, net of interest income, was $8,000 for the third quarter of 2012 and $13,000 in the comparable period for 2011.  This decrease was primarily attributed adjustments to our investment in marketable securities for 2011.

Other income, net of other expense, in the third quarter of 2012 was $27,000 versus $26,000 in the comparable period for 2011.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision in the third quarter of 2012 was $1,000 versus $0 in the comparable period for 2011, as we do not expect significant taxable income.

Net loss was $164,000 for the third quarter of 2012 versus $160,000 in the comparable period for 2011, an increase of $4,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011.

Net sales in the nine months ended September 30, 2012 was $5,045,000 versus $5,199,000 in the comparable period for 2011, a decrease of $154,000 or 3% over the same period last year.

Gross profit for the nine months ended September 30, 2012 was $1,053,000 versus $1,657,000 in the comparable period for 2011, and gross margin percentage of net sales was approximately 20.9% for the nine months ended September 30, 2012 and 31.9% for 2011, respectively.  The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 30, 2012 totaled $1,849,000 versus $2,154,000 in the comparable period for 2011.  The decrease of $305,000 or 14.2% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $25,000 for the nine months ended September 30, 2012 versus $51,000 in the comparable period for 2011.

Other income, net of other losses, in the nine months ended September 30, 2012 was $73,000 versus $70,000 in the comparable period for 2011.

Income tax provision was $2,000 for the nine months ended September 30, 2012 and $2,000 in the comparable period for 2011.

Net loss was $750,000 for the nine months ended September 30, 2012 versus $480,000 in the comparable period for 2011, an decrease of $270,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $537,000 as opposed to used in of $613,000 for the nine months ending September 30, 2012 and 2011, respectively.  The increase of $1,150,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of restricted cash, inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $366,000 and $543,000 for the nine months ending September 30, 2012 and 2011, respectively, primarily attributed to our investment in marketable securities of Zowie Technology Corporation (see Note 5).

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date:  November 14, 2012                                                    /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)