Form 10-K
period 2012-12-31
TAITRON COMPONENTS INC
filed 2013-04-01
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-25844

TAITRON COMPONENTS INCORPORATED
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4249240 (I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California  91355
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:  (661) 257-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A common stock, $.001 par value	Name of each exchange on which registered NASDAQ Capital Market

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2012 was approximately $3,600,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class Class A common stock, $.001 par value Class B common stock, $.001 par value	Outstanding on March 15, 2013 4,777,144 762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2013 Annual Meeting of Shareholders to be filed subsequently — Part III of this Form 10-K.

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

We have developed a reputation for stocking a large selection of inventories and having an in-depth knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brand “TCI” through manufacturing partners.  At December 31, 2012, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  In 2012 and 2011, we offered approximately 31 and 16, respectively, different ODM products that are manufactured to specifications developed as a result of our ODM services.  Our Mexico location serve regional distribution, sales and marketing purposes and our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were 20% and 28% of our total sales for the years ended December 31, 2012 and 2011, respectively.  During 2012 and 2011, we purchased $900,000 and $2,000,000, respectively, of inventory for these components to facilitate our market for these products.

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

Master Distributor.  We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders.  With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers.  We estimate in 2012 and 2011, that approximately 22% and 31%, respectively, of our sales are a direct result of being a master distributor.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products and services were $3,600,000 and $1,810,000 in 2012 and 2011, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 60% ODM Products sales and 40% component sales by the end of 2015.

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

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2012, our inventory consisted of over 12,000 different products manufactured by more than 100 different suppliers.

In 2012 and 2011, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).

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

During each year 2012 and 2011, we distributed our products to approximately 400 customers.  Our two largest customers individually accounted for approximately 42% and 7% of net sales during 2012 and approximately 20% and 9% during 2011.

In 2012, sales of brand name electronic component products and our ODM Components together represented 50% of our net sales, while sales of our ODM Products represented 50%.  In addition, distributors represented 21% of our 2012 net sales, while both CEMs and OEMs combined represented 78% with the remaining 1% represented by other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2012 or 2011.

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

Sales and Marketing Channels

As of March 2, 2013, our sales and marketing department consisted of 12 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retain outside sales account managers in Montana and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  Sales to Central America were $486,000 and $521,000 in 2012 and 2011, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asia were $218,000 and $131,000 in 2012 and 2011, respectively.

We also have sales channels into South America with sales of $137,000 and $209,000 in 2012 and 2011, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 6 independent sales representatives during 2012.

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

In order to facilitate good relationships with our suppliers, we typically carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 1, 2013 were approximately $1,030,000.

In 2012, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2012, the following name brands, Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd. and Vishay Americas Inc. collectively accounted for approximately 11% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Sales to Asian customers were 3.3% and 1.9% of our total sales in 2012 and 2011, respectively.

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

Employees

As of March 2, 2013, our company consisted of 27 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 4.  MINE SAFETY DISCLOSURES.   Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.   Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2011:
First Quarter	$1.61	$1.30
Second Quarter	1.60	1.18
Third Quarter	1.24	0.91
Fourth Quarter	1.14	0.82
Fiscal Year Ended December 31, 2012:
First Quarter	$1.12	$0.96
Second Quarter	1.07	0.91
Third Quarter	1.00	0.90
Fourth Quarter	1.03	0.93
Fiscal Year Ended December 31, 2013:
First Quarter (through March 1, 2013)	$1.05	$0.98

On March 1, 2013, the last sale price of the Class A common stock as reported by Nasdaq was $1.04 per share.

Holders.   As of March 1, 2013, there were 30 holders of record for our Class A common stock (holders whose shares of common stock are held in street name are considered in the aggregate as one holder) and one holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy.   During 2012 and 2011, the Company did not declare any dividends, nor do we expect to do so in the near future.

We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	454,500	$1.35	648,500
Equity compensation plans not approved by security holders	-	-	-
Total	454,500	$1.35	648,500

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2012 and 2011 aggregated $29,000 and $24,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2012 and 2011 aggregated $87,000 and $92,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $10,986,000 and $12,801,000 at December 31, 2012 and 2011, respectively, which is presented net of valuation allowances of $5,108,000 and $4,233,000 at December 31, 2012 and 2011, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $2,388,000 allowance against our net deferred tax assets.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, we have included a non-cash provision of approximately $900,000 during 2012 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving and excess inventory.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2012, consolidated financial statements representing approximately 78% of current assets and 55% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net sales were $7,192,000 and $6,804,000 in 2012 and 2011, respectively, representing an increase of $388,000 or 5.7%.  The increase in net sales was primarily due to a domestic increase in demand for our products.

Gross margins were $1,610,000 and $2,136,000 in 2012 and 2011, respectively, which represented 22.4% and 31.4% of net sales for those periods.  The decrease of $526,000 was primarily attributed to the increase of our non-cash provision for inventory reserves.

Selling, general and administrative expenses were $2,481,000 and $2,793,000 in 2012 and 2011, respectively, which represented 34.5% and 41% of net sales for those periods.  The decrease of $312,000 was primarily due to decreases in salaries and benefit expenses.

Operating losses were $871,000 and $657,000 in 2012 and 2011, respectively, which represented 12.1% and 9.7% of net sales for those periods.  Operating losses increased due to our non-cash provision for inventory reserves.

Net interest expense was $34,000 and $65,000 for 2012 and 2011, respectively.  The net decrease was due to interest income earned on our investments in securities in 2012.

Income tax provision was $3,000 in both periods 2012 and 2011.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $771,000 and $633,000 in 2012 and 2011, respectively, which represented 10.7% and 9.3% of net sales for those periods.  Net losses increased due to the increase in provision for inventory reserves.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2012 and 2011 were as follows:

	Year ended December 31,
	2012	2011

Operating activities	$910,000	$(533,000)
Investing activities	(370,000)	(668,000)

Cash flows provided by operating activities increased to $910,000 during 2012, as compared to $533,000 used in the prior year.  The increase in the use of cash was primarily attributed to inventory decreasing by $922,000 during 2012.

Cash flows used in investing activities decreased to $370,000 during 2012, as compared to $668,000 in the prior year.  Our 2012 investing outflows primarily came from investments in securities.

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

Inventory is included and classified as a current asset.  As of December 31, 2012, inventory represented approximately 78% of current assets and 55% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and their related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years ended December 31, 2012 and 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
April 1, 2013

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$2,475,000	$1,905,000
Restricted cash (Note 2)	100,000	200,000
Accounts receivable, less allowances of $87,000 and $92,000, respectively	853,000	501,000
Inventories, less reserves for obsolescence of $5,108,000, and $4,233,000, respectively	10,986,000	12,801,000
Prepaid expenses and other current assets	66,000	55,000
Total current assets	14,480,000	15,462,000
Property and equipment, net (Note 3)	4,630,000	4,822,000
Other assets (Note 4)	1,297,000	874,000
Total assets	$20,407,000	$21,158,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$668,000	$793,000
Accrued liabilities	428,000	332,000
Current portion of long-term debt from related party (Note 5)	1,500,000	-
Total current liabilities	2,596,000	1,125,000
Long-term debt from related party (Note 5)	-	1,500,000
Total Liabilities	2,596,000	2,625,000

Commitments and contingencies (Notes 5, 8 and 9)

Shareholders’ Equity:

Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,635,000	10,616,000
Accumulated other comprehensive income	128,000	98,000
Retained earnings	6,892,000	7,631,000
Noncontrolling interest in subsidiary	150,000	182,000
Total Shareholders’ Equity	17,811,000	18,533,000
Total Liabilities and Shareholders’ Equity	$20,407,000	$21,158,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2012	2011

Net sales	$7,192,000	$6,804,000
Cost of goods sold	5,582,000	4,668,000
Gross profit	1,610,000	2,136,000

Selling, general and administrative expenses	2,481,000	2,793,000
Operating loss	(871,000)	(657,000)

Interest expense, net	(34,000)	(65,000)
Other income, net	137,000	92,000
Loss before income taxes	(768,000)	(630,000)

Income tax provision	(3,000)	(3,000)

Net loss	(771,000)	(633,000)
Net loss attributable to noncontrolling interest in subsidiary	(32,000)	(20,000)
Net loss attributable to Taitron Components Inc.	$(739,000)	$(613,000)

Net loss per share: Basic & Diluted	$(0.14)	$(0.11)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

Net loss	$(771,000)	$(633,000)
Other comprehensive income :
Foreign currency translation adjustment	30,000	11,000
Comprehensive loss	(741,000)	(622,000)
Comprehensive loss attributable to noncontrolling interests	(32,000)	(20,000)
Comprehensive loss attributable to Taitron Components Inc.	$(709,000)	$(602,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Two years ended December 31, 2012

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2010	4,777,144	$5,000	762,612	$1,000	$10,605,000	$87,000	$8,244,000	$203,000	$19,145,000

Net loss	-	-	-	-	-	-	(613,000)	-	(613,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	11,000	-	-	11,000

Amortization of stock based compensation	-	-	-	-	11,000	-	-	-	11,000

Noncontrolling interest in subsidary	-	-	-	-	-	-	-	(21,000)	(21,000)

Balances at December 31, 2011	4,777,144	$5,000	762,612	$1,000	$10,616,000	$98,000	$7,631,000	$182,000	$18,533,000

Net loss	-	-	-	-	-	-	(739,000)	-	(739,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	30,000	-	-	30,000

Amortization of stock based compensation	-	-	-	-	19,000	-	-	-	19,000

Noncontrolling interest in subsidary	-	-		-	-	-	-	(32,000)	(32,000)

Balances at December 31, 2012	4,777,144	$5,000	762,612	$1,000	$10,635,000	$128,000	$6,892,000	$150,000	$17,811,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011

Cash flows provided by (used for) operating activities:
Net loss	$(771,000)	$(633,000)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	212,000	186,000
Provision for inventory reserves	900,000	600,000
Provision for sales returns and doubtful accounts	19,000	20,000
Stock based compensation	19,000	11,000
Changes in assets and liabilities:
Restricted cash	100,000	-
Trade accounts receivable	(371,000)	306,000
Inventory	915,000	(987,000)
Prepaid expenses and other current assets	(11,000)	36,000
Trade accounts payable	(125,000)	(78,000)
Accrued liabilities	96,000	(19,000)
Other assets and liabilities	(73,000)	25,000
Total adjustments	1,681,000	100,000
Net cash provided by (used for) operating activities	910,000	(533,000)

Cash flows provided by (used for) investing activities:
Acquisition of property & equipment	(20,000)	(31,000)
Payments for investments in joint ventures	-	(637,000)
Payments for investments in securities	(350,000)	-
Net cash used for investing activities	(370,000)	(668,000)

Impact of exchange rates on cash	30,000	11,000

Net increase (decrease) in cash and cash equivalents	570,000	(1,190,000)
Cash and cash equivalents, beginning of period	1,905,000	3,095,000
Cash and cash equivalents, end of period	$2,475,000	$1,905,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,000	$53,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheet as a part of shareholder’s equity with a balance of $150,000 and $182,000 as of December 31, 2012 and 2011, respectively.

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

Samsung Electro-Mechanics Co. accounted for approximately 8% and 10% of our net purchases for fiscal years 2012 and 2011, respectively.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had only one customer accounting for more than 10% of our net sales, for approximately 42% and 20% in 2012 and 2011, respectively.

We had two customers accounting for more than 10% of our trade accounts receivable, net of allowances, for approximately 36% and 24% as of December 31, 2012 and for 27% and 22% as of December 31, 2011.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2012 and 2011 amounted to $29,000 and $24,000, respectively.

Allowances for Sales Returns and Doubtful Accounts

Sales Returns - We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.  Requests by a distributor to return products purchased for its own inventory generally are not included under this policy.  We may, on a case-by-case basis, accept returns of products upon payment of a restocking fee, which is generally 10% to 30% of the net sales price.  We will not accept returns of any products that were special-ordered by a customer or that otherwise are not generally included in our inventory.

Doubtful Accounts - Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables.  We evaluate the collectability of our accounts receivable based on a combination of factors.  If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, we records an allowance to reduce the net receivable to the amount it reasonably believes it will be able to collect from the customer.  For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.  All of our accounts receivables are trade-related receivables.

The allowances for sales returns and doubtful accounts at December 31, 2012 and 2011 amounted to $87,000 and $92,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $5,108,000 and $4,233,000 at December 31, 2012 and 2011, respectively.  Based upon our systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory, we increased our reserves by $900,000 and $600,000 for the years ended December 31, 2012 and 2011, respectively.

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

Investments

Investments are accounted for using the equity method if the investment provides us the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate.

All other equity investments, which consist of investments for which we do not possess the ability to exercise significant influence, are accounted for under the cost method.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $3,000 and $4,000 for the years ended December 31, 2012 and 2011, respectively.

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

Fair Value Measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 280,000 and 303,000 for the years ended December 31, 2012 and 2011, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Recent Adopted Accounting Pronouncements

Effective January 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement.  A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB.  The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).  ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income.  Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  We are evaluating the effect, if any, adoption of ASU 2011-11 will have on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  We are evaluating the effect, if any, the adoption of ASU 2013-02 will have on our consolidated financial statements.

2  -  RESTRICTED CASH

At December 31, 2012 and 2011, we had $100,000 and $200,000, respectively, of restricted cash on deposit as collateral for equivalent values of our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2012	2011
Land	$1,297,000	$1,297,000
Buildings and improvements	5,086,000	5,086,000
Furniture and equipment	754,000	751,000
Computer software and equipment	479,000	462,000
Total Property and Equipment	7,616,000	7,596,000
Less: Accumulated depreciation and amortization	(2,986,000)	(2,774,000)
Property and Equipment, net	$4,630,000	$4,822,000

4  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2012	2011
Investment in securitites	$423,000	$68,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	703,000	637,000
Other	24,000	22,000
Other Assets	$1,297,000	$874,000

Our $423,000 investment in securities as of December 31, 2012 relates to our ownership of 154,808 common shares and 1,007,902 preferred shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment relates to 3.3% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.  See also Note 14 – Subsequent Events.

Our $147,000 investment in joint venture as of December 31, 2012 relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture since 2009.

Our $703,000 investment in joint venture as of December 31, 2012, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

5  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,
	2012	2011
Secured credit facility from related party	$1,500,000	$1,500,000
Less current portion	(1,500,000)	-
Long-term debt, less current portion	$-	$1,500,000

On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Ltd. (see Note 6).  The original maturity was April 21, 2011, but on March 7, 2011, was extended to June 30, 2013.  Credit is available at the rate of Prime + 0.25% per annum with the entire principal amount outstanding due at maturity.

6  -  RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years 2012 and 2011, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office.  In addition, during each of the years 2012 and 2011, we made payments of $53,000 annually, for interest expenses incurred on our outstanding line of credit balance.  See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2012 and 2011, we purchased products in the amount of $2,000 and $6,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7  -  SHARE BASED COMPENSATION

Our 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions as follows for 2012: dividend yield of 0%; expected volatility of 40%; a risk free interest rate of approximately 1.47% and an expected holding period of five years and for 2011: dividend yield of 2.5%; expected volatility of 40%; a risk free interest rate of approximately 1.74% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	366,500	$1.62	3.4	$69,000
Granted	129,000	1.27	9.2
Forfeited	(68,000)	1.77
Outstanding at December 31, 2011	427,500	1.49	4.4	$18,300
Granted	90,000	1.02	8.7	$-
Forfeited	(63,000)	2.70
Outstanding at December 31, 2012	454,500	1.35	4.8	$6,220
Exercisable at December 31, 2012	269,834

At December 31, 2012, the range of individual weighted average exercise prices was $1.03 to $1.78.

8  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,777,144 issued and outstanding as of December 31, 2012 and 2011.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2012 and 2011, we did not repurchase, nor issue, any shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2012 and 2011.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2012 and 2011, we did not declare any dividends.

9  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2012	2011
Current:
Federal	$-	$-
State	3,000	3,000
	3,000	3,000
Deferred:
Federal	(202,000)	(170,000)
State	(60,000)	(50,000)
Increase in valuation allowance	262,000	220,000
	-	-

Income tax provision	$3,000	$3,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2012	2011
“Expected” income tax expense (benefit)	$(261,000)	$(214,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	-	-
Increase in valuation allowance	262,000	220,000
Other	-	(5,000)
Income tax provision	$3,000	$3,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2012	2011
Deferred tax assets:
Inventory reserves	$2,189,000	$1,808,000
Section 263a adjustment	83,000	89,000
Allowances for bad debts and returns	32,000	31,000
Accrued expenses	24,000	22,000
Asset valuation reserve	57,000	57,000
State net operating loss carry forward	162,000	241,000
Other	40,000	57,000
Total deferred tax assets	2,587,000	2,305,000
Valuation allowance	(2,389,000)	(2,127,000)
	198,000	178,000
Deferred tax liabilities:
Deferred state taxes	(198,000)	(178,000)

Net deferred tax assets	$-	$-

As of December 31, 2012, we had approximately $251,000 and $871,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2008 through 2010 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2007 through 2010 California Franchise Tax Returns.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2012 and 2011, we have $2,404,000 and $2,127,000 of unrecognized tax benefits, respectively.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2012 and 2011.

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2012	2011

Net loss available to common shareholders used in basic and diluted loss per share	$(771,000)	$(633,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,756	5,539,756
Basic loss per share (Class A and B shares)	$(0.14)	$(0.11)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,756	5,539,756
Diluted loss per share	$(0.14)	$(0.11)

11  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only the U.S. based employees of Taitron Components (excludes our foreign divisions and subsidiaries).  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each of the years ended December 31, 2012 and 2011, employer matching contributions aggregated approximately $40,000 and $47,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 493,679 (or 10.3%) and 349,423 (or 7.3%) shares in Class A common stock of Taitron Components as of December 31, 2012 and 2011, respectively.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $612,000 as of December 31, 2012.

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2012	2011	2012	2011
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$6,372,000	$5,730,000	$3,141,000	$3,253,000
Mexico	486,000	521,000	146,000	162,000
Brazil	60,000	209,000	-	-
Taiwan	170,000	90,000	255,000	276,000
China	13,000	10,000	1,088,000	1,131,000
Canada	20,000	48,000	-	-
Other foreign countries	71,000	196,000	-	-
Total	$7,192,000	$6,804,000	$4,630,000	$4,822,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2012 and 2011 and concluded that, as of December 31, 2012 and 2011, our internal controls over financial reporting were effective.

Management's assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management's assessment report for the year ended December 31, 2012 and 2011.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2013 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

21.1*	List of Subsidiaries (1)
23.1*	Consent of Independent Registered Public Accounting Firm – Anton & Chia LLP
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
32*	Principal Executive and Principal Financial Officers - Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

TAITRON COMPONENTS INCORPORATED

Dated:  April 1, 2013                                                                      By:  /s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated:  April 1, 2013                                                                      By:  /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	April 1, 2013
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	April 1, 2013
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	April 1, 2013
Richard Chiang

/s/ Craig Miller	Director	April 1, 2013
Craig Miller

/s/ Felix Sung	Director	April 1, 2013
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	April 1, 2013
David Vanderhorst	(Principal Financial and Accounting Officer)