Form 10-Q
period 2013-03-31
TAITRON COMPONENTS INC
filed 2013-05-15
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2013
Class A common stock, $0.001 par value Class B common stock, $0.001 par value	4,777,144 762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,916,000	$2,475,000
Restricted cash (Note 4)	100,000	100,000
Accounts receivable, less allowances of $74,000 and $87,000, respectively	470,000	853,000
Inventories, less reserves for obsolescence of $5,266,000, and $5,108,000, respectively	10,634,000	10,986,000
Prepaid expenses and other current assets	112,000	66,000
Total current assets	14,232,000	14,480,000
Property and equipment, net	4,581,000	4,630,000
Other assets (Note 5)	1,303,000	1,297,000
Total assets	$20,116,000	$20,407,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$667,000	$668,000
Accrued liabilities	364,000	428,000
Current portion of long-term debt from related party (Note 6)	-	1,500,000
Total current liabilities	1,031,000	2,596,000
Long-term debt from related party (Note 6)	1,500,000	-
Total Liabilities	2,531,000	2,596,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,641,000	10,635,000
Accumulated other comprehensive income	127,000	128,000
Retained earnings	6,673,000	6,892,000
Noncontrolling interest in subsidiary	138,000	150,000
Total Shareholders’ Equity	17,585,000	17,811,000
Total Liabilities and Shareholders’ Equity	$20,116,000	$20,407,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net sales	$1,632,000	$1,684,000
Cost of goods sold	1,280,000	1,330,000
Gross profit	352,000	354,000

Selling, general and administrative expenses	604,000	637,000
Operating loss	(252,000)	(283,000)

Interest expense, net	(8,000)	(9,000)
Other income, net	32,000	18,000
Loss before income taxes	(228,000)	(274,000)

Income tax provision	(1,000)	(1,000)

Net loss	(229,000)	(275,000)
Net loss attributable to noncontrolling interest in subsidiary	(10,000)	(6,000)
Net loss attributable to Taitron Components Inc.	$(219,000)	$(269,000)

Net loss per share: Basic & Diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

Net loss	$(229,000)	$(275,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,000)	4,000
Comprehensive loss	(230,000)	(271,000)
Comprehensive loss attributable to noncontrolling interests	(11,000)	(5,000)
Comprehensive loss attributable to Taitron Components Inc.	$(219,000)	$(266,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net loss	$(229,000)	$(275,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,000	60,000
Provision for sales returns and doubtful accounts	6,000	16,000
Stock based compensation	6,000	4,000
Changes in assets and liabilities:
Trade accounts receivable	377,000	105,000
Inventory	352,000	610,000
Prepaid expenses and other current assets	(46,000)	-
Trade accounts payable	(1,000)	(197,000)
Accrued liabilities	(64,000)	(90,000)
Other assets and liabilities	(6,000)	(2,000)
Total adjustments	673,000	506,000
Net cash provided by operating activities	444,000	231,000

Cash flows provided by (used for) investing activities:
Acquisition of property & equipment	-	(15,000)
Payments for investments in securities	-	(341,000)
All other investing activity	(2,000)	1,000
Net cash used for investing activities	(2,000)	(355,000)

Impact of exchange rates on cash	(1,000)	4,000

Net increase (decrease) in cash and cash equivalents	441,000	(120,000)
Cash and cash equivalents, beginning of period	2,475,000	1,905,000
Cash and cash equivalents, end of period	$2,916,000	$1,785,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,000	$13,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Notes to Consolidated Financial Statements (Unaudited)

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

2 – BASIS OF PRESENTATION

The unaudited consolidated interim financial statements include the accounts of the Company and all wholly owned subsidiaries, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02).  This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI).  The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income.  However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012.  The adoption of this update did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard is effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

4 – RESTRICTED CASH

At March 31, 2013 and December 31, 2012, we had $100,000 of restricted cash on deposit as collateral for our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)

Investment in securitites - Zowie Technology	$428,000	$423,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	703,000	703,000
Other	25,000	24,000
Other Assets	$1,303,000	$1,297,000

Our $428,000 investment in securities as of March 31, 2013 relates to our ownership of 154,808 common shares and 1,007,902 preferred shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products.  Our investment relates to 3.3% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of March 31, 2013 relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture since 2009.

Our $703,000 investment in joint venture as of March 31, 2013, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of March 31, 2013 and December 31, 2012, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due June 30, 2013.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending March 31, 2013 and 2012, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the the quarters ended March 31, 2013 and 2012, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  We use the Black-Scholes option pricing model to measure the fair value of the Options granted to employees.  The option activity during the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	454,500	$1.35	4.8	$6,200
Forfeited	(20,000)	1.73
Outstanding at March 31, 2013	434,500	1.33	4.6	$8,500
Exercisable at March 31, 2013	269,834	$1.48	3.2	$6,400

At March 31, 2013 the range of individual outstanding weighted average exercise prices was $0.93 to $1.80.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,450,000 as of March 31, 2013.

10 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2013, the date the financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2012.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the quarters ended March 31, 2013 and 2012, aggregated $6,000 and $15,000, respectively.  The allowances for sales returns and doubtful accounts at March 31, 2013 and 2012 aggregated $74,000 and $86,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $10,634,000 and $10,986,000 at March 31, 2013 and December 31, 2012, respectively, which is presented net of valuation allowances of $5,266,000 and $5,108,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2013, condensed consolidated financial statements representing approximately 75% of current assets and 53% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2013 versus 2012.

Net sales in the first quarter of 2013 totaled $1,632,000 versus $1,684,000 in the comparable period for 2012, a decrease of $52,000 or 3.1% over the same period last year.

Gross profit for the first quarter of 2013 was $352,000 versus $354,000 in the comparable period for 2012, and gross margin percentage of net sales was 21.6% in the first quarter of 2013 versus 21% in the comparable period for 2012.

 Selling, general and administrative expenses in the first quarter of 2013 totaled $604,000 versus $637,000 in the comparable period for 2012.  The decrease of $33,000 or 5.2% was primarily attributed to decreases in salaries and benefits in our overseas divisions due to personnel reductions.

Interest expense, net of interest income, was $8,000 for the first quarter of 2013 and $9,000 in the comparable period for 2012.

Other income, net of other expense, in the first quarter of 2013 was $32,000 versus $18,000 in the comparable period for 2012.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision was $1,000 for both the first quarter of 2013 and the comparable period for 2012, as we do not expect significant taxable income.

Net loss was $229,000 for the first quarter of 2013 versus $275,000 in the comparable period for 2012, a decrease of $46,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities was $444,000 compared to $231,000 for the three months ending March 31, 2013 and 2012, respectively.  The increase of $213,000 resulted from changes in operating assets and liabilities, primarily from decreases to accounts receivable and smaller reductions of accounts payables.

Cash flows used in investing activities were $0 and $355,000 for the three months ending March 31, 2013 and 2012, respectively, primarily attributed to our 2012 investment in joint ventures (see Note 5).

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

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
101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*

XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Definition Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date:  May 15, 2013                                                              /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)