Form 10-Q
period 2013-06-30
TAITRON COMPONENTS INC
filed 2013-08-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on July 30, 2013
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,522,000	$2,475,000
Restricted cash (Note 4)	100,000	100,000
Accounts receivable, less allowances of $66,000 and $87,000, respectively	609,000	853,000
Inventories, less reserves for obsolescence of $5,486,000, and $5,108,000, respectively	10,369,000	10,986,000
Prepaid expenses and other current assets	89,000	66,000
Total current assets	13,689,000	14,480,000
Property and equipment, net	4,542,000	4,630,000
Other assets (Note 5)	1,598,000	1,297,000
Total assets	$19,829,000	$20,407,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$617,000	$668,000
Accrued liabilities	355,000	428,000
Current portion of long-term debt from related party (Note 6)	-	1,500,000
Total current liabilities	972,000	2,596,000
Long-term debt from related party (Note 6)	1,500,000	-
Total Liabilities	2,472,000	2,596,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,647,000	10,635,000
Accumulated other comprehensive income	131,000	128,000
Retained earnings	6,451,000	6,892,000
Total Shareholders’ Equity - Taitron Components Inc	17,235,000	17,661,000
Noncontrolling interest in subsidiary	122,000	150,000
Total Shareholders’ Equity	17,357,000	17,811,000
Total Liabilities and Shareholders’ Equity	$19,829,000	$20,407,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,663,000	$1,416,000	$3,295,000	$3,100,000
Cost of goods sold	1,324,000	1,144,000	2,604,000	2,474,000
Gross profit	339,000	272,000	691,000	626,000

Selling, general and administrative expenses	605,000	603,000	1,209,000	1,240,000
Operating loss	(266,000)	(331,000)	(518,000)	(614,000)

Interest expense, net	(8,000)	(8,000)	(16,000)	(17,000)
Other income, net	34,000	28,000	66,000	46,000
Loss before income taxes	(240,000)	(311,000)	(468,000)	(585,000)

Income tax provision	-	-	(1,000)	(1,000)

Net loss	(240,000)	(311,000)	(469,000)	(586,000)
Net loss attributable to noncontrolling interest in subsidiary	(19,000)	(10,000)	(29,000)	(16,000)
Net loss attributable to Taitron Components Inc.	$(221,000)	$(301,000)	$(440,000)	$(570,000)

Net loss per share: Basic & Diluted	$(0.04)	$(0.06)	$(0.08)	$(0.11)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

Net loss	$(240,000)	$(311,000)	$(469,000)	$(586,000)
Other comprehensive income (loss) :
Foreign currency translation adjustment	4,000	-	3,000	4,000
Comprehensive loss	(236,000)	(311,000)	(466,000)	(582,000)
Comprehensive loss attributable to noncontrolling interests	(17,000)	(11,000)	(28,000)	(16,000)
Comprehensive loss attributable to Taitron Components Inc.	$(219,000)	$(300,000)	$(438,000)	$(566,000)

See accompanying notes to consolidated financial statements.
.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(469,000)	$(586,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,000	102,000
Provision for sales returns and doubtful accounts	59,000	21,000
Stock based compensation	12,000	8,000
Changes in assets and liabilities:
Trade accounts receivable	185,000	35,000
Inventory	617,000	652,000
Prepaid expenses and other current assets	(23,000)	(7,000)
Trade accounts payable	(51,000)	(40,000)
Accrued liabilities	(73,000)	(35,000)
Other assets and liabilities	-	(6,000)
Total adjustments	817,000	730,000
Net cash provided by operating activities	348,000	144,000

Investing activities:
Restricted cash	-	100,000
Acquisition of property & equipment	(3,000)	(15,000)
Payments for investments in securities	(303,000)	(341,000)
All other investing activity	2,000	1,000
Net cash used for investing activities	(304,000)	(255,000)

Impact of exchange rates on cash	3,000	4,000

Net increase (decrease) in cash and cash equivalents	47,000	(107,000)
Cash and cash equivalents, beginning of period	2,475,000	1,905,000
Cash and cash equivalents, end of period	$2,522,000	$1,798,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,000	$26,000
Cash paid for income taxes, net	$3,000	$3,000

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

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements.

4 – RESTRICTED CASH

At June 30, 2013 and December 31, 2012, we had $100,000 of restricted cash on deposit as collateral for our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	June 30,	December 31,
	2013	2012
	(Unaudited)

Investment in securitites - Zowie Technology	$432,000	$423,000
Investment in joint venture - Taiteam Technology	147,000	147,000
Investment in joint venture - Grand Shine Mgmt	997,000	703,000
Other	22,000	24,000
Other Assets	$1,598,000	$1,297,000

Our $432,000 investment in securities as of June 30, 2013 relates to our ownership of 154,808 common shares and 1,007,902 preferred shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products.  Our investment relates to 3.3% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in joint venture as of June 30, 2013 relates to our 49% ownership of Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China), a joint venture with its 51% owner, Full Harvest Development Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  This joint venture is not operational and as such, there has been no material activity in this joint venture since 2009.

Our $997,000 investment in joint venture as of June 30, 2013, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of June 30, 2013 and December 31, 2012, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due from June 30, 2015 to June 30, 2017.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending June 30, 2013 and 2012, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended June 30, 2013 and 2012, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions for 2012: dividend yield of 0%,; expected volatility of 40%; risk free interest rate of approximately 1.47% and an expected holding period of five years.  The total value of the options granted in 2012 was $73,000, which is expected to be amortized through August 2014.  We granted 20,000 shares of options and forfeited those options during the six months ended June 30, 2013.   The option activity during the three months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	454,500	$1.35	4.6	$12,000
Grants	20,000	0.92	8.7
Forfeited	(20,000)	1.73
Outstanding at June 30, 2013	454,500	1.31	4.4	$3,800
Exercisable at June 30, 2013	271,502	$1.47	3.1	$2,900

At June 30, 2013 the range of individual outstanding weighted average exercise prices was $0.93 to $1.80.

9 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,500,000 as of June 30, 2013.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended June 30, 2013 and 2012 were $53,000 and $6,000, respectively and for the six months ended June 30, 2013 and 2012 were $59,000 and $21,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2013 and December 31, 2012 aggregated $66,000 and $87,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $10,369,000 and $10,986,000 at June 30, 2013 and December 31, 2012, respectively, which is presented net of valuation allowances of $5,486,000 and $5,108,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2013, condensed consolidated financial statements representing approximately 76% of current assets and 52% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2013 versus 2012.

Net sales in the second quarter of 2013 totaled $1,663,000 versus $1,416,000 in the comparable period for 2012, an increase of $247,000 or 17.4% over the same period last year.

Gross profit for the second quarter of 2013 was $339,000 versus $272,000 in the comparable period for 2012, and gross margin percentage of net sales was 20.4% in the second quarter of 2013 versus 19.2% in the comparable period for 2012.

Selling, general and administrative expenses in the second quarter of 2013 totaled $605,000 versus $603,000 in the comparable period for 2012.

Interest expense, net of interest income, was $8,000 for the second quarter of both 2013 and 2012.

Other income, net of other expense, in the second quarter of 2013 was $34,000 versus $28,000 in the comparable period for 2012.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision, was $0 for the second quarter of both 2013 and 2012, as we do not expect significant taxable income.

Net loss was $240,000 for the second quarter of 2013 versus $311,000 in the comparable period for 2012, a decrease of $71,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012.

Net sales in the six months ended June 30, 2013 was $3,295,000 versus $3,100,000 in the comparable period for 2012, an increase of $195,000 or 6.3% over the same period last year.

Gross profit for the six months ended June 30, 2013 was $691,000 versus $626,000 in the comparable period for 2012, and gross margin percentage of net sales was approximately 21% for the six months ended June 30, 2013 and 20.2% for 2012, respectively.  The overall decrease in gross margin percentage came from higher inventory reserves compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2013 totaled $1,209,000 versus $1,240,000 in the comparable period for 2012.  The decrease of $31,000 or 2.5% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $16,000 for the six months ended June 30, 2013 versus $17,000 in the comparable period for 2012.

Other income, net of other losses, in the six months ended June 30, 2013 was $66,000 versus $46,000 in the comparable period for 2012.

Income tax provision was $1,000 for the both six months ended June 30, 2013 and 2012.

Net loss was $469,000 for the six months ended June 30, 2013 versus $586,000 in the comparable period for 2012, a decrease of $117,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $348,000 as opposed to $144,000 for the six months ending June 30, 2013 and 2012, respectively.  The increase of $204,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $304,000 and $255,000 for the six months ending June 30, 2013 and 2012, respectively, primarily attributed to restricted cash and our investment in Zowie Technology Corporation  and Grand Shine Management (see Note 5).

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

Date:  August 14, 2013
 /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)