Form 10-Q
period 2013-09-30
TAITRON COMPONENTS INC
filed 2013-11-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on October 30, 2013
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,633,000	$2,475,000
Restricted cash (Note 4)	-	100,000
Accounts receivable, less allowances of $62,000 and $87,000, respectively	870,000	853,000
Inventories, less reserves for obsolescence of $5,714,000, and $5,108,000, respectively	10,250,000	10,986,000
Prepaid expenses and other current assets	80,000	66,000
Total current assets	13,833,000	14,480,000
Property and equipment, net	4,499,000	4,630,000
Other assets (Note 5)	1,444,000	1,297,000
Total assets	$19,776,000	$20,407,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$695,000	$668,000
Accrued liabilities	393,000	428,000
Current portion of long-term debt from related party (Note 6)	-	1,500,000
Total current liabilities	1,088,000	2,596,000
Long-term debt from related party (Note 6)	1,500,000	-
Total Liabilities	2,588,000	2,596,000

Commitments and contingencies (Notes 6, 8 and 9)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,654,000	10,635,000
Accumulated other comprehensive income	131,000	128,000
Retained earnings	6,275,000	6,892,000
Total Shareholders’ Equity - Taitron Components Inc	17,066,000	17,661,000
Noncontrolling interest in subsidiary	122,000	150,000
Total Shareholders’ Equity	17,188,000	17,811,000
Total Liabilities and Shareholders’ Equity	$19,776,000	$20,407,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,574,000	$1,945,000	$4,869,000	$5,045,000
Cost of goods sold	1,203,000	1,518,000	3,807,000	3,992,000
Gross profit	371,000	427,000	1,062,000	1,053,000

Selling, general and administrative expenses	575,000	609,000	1,784,000	1,849,000
Operating loss	(204,000)	(182,000)	(722,000)	(796,000)

Interest expense, net	(9,000)	(8,000)	(25,000)	(25,000)
Other income, net	36,000	27,000	102,000	73,000
Loss before income taxes	(177,000)	(163,000)	(645,000)	(748,000)

Income tax provision	(1,000)	(1,000)	(2,000)	(2,000)

Net loss	(178,000)	(164,000)	(647,000)	(750,000)
Net loss attributable to noncontrolling interest in subsidiary	(1,000)	(9,000)	(30,000)	(25,000)
Net loss attributable to Taitron Components Inc.	$(177,000)	$(155,000)	$(617,000)	$(725,000)

Net loss per share: Basic & Diluted	$(0.03)	$(0.03)	$(0.12)	$(0.14)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

Net loss	$(178,000)	$(164,000)	$(647,000)	$(750,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	(2,000)	3,000	2,000
Comprehensive loss	(178,000)	(166,000)	(644,000)	(748,000)
Comprehensive loss attributable to noncontrolling interests	-	(9,000)	(28,000)	(25,000)
Comprehensive loss attributable to Taitron Components Inc.	$(178,000)	$(157,000)	$(616,000)	$(723,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(647,000)	$(750,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,000	161,000
Provision for sales returns and doubtful accounts	59,000	19,000
Stock based compensation	19,000	13,000
Changes in assets and liabilities:
Restricted cash	100,000	100,000
Trade accounts receivable	(76,000)	(306,000)
Inventory	736,000	1,048,000
Prepaid expenses and other current assets	(14,000)	(3,000)
Trade accounts payable	27,000	224,000
Accrued liabilities	(35,000)	33,000
Other assets and liabilities	(10,000)	(2,000)
Total adjustments	946,000	1,287,000
Net cash provided by operating activities	299,000	537,000

Investing activities:
Acquisition of property & equipment	(9,000)	(16,000)
Payments for investment in joint venture	(294,000)
Payments for investment in securities	-	(350,000)
Return of capital from investment in joint venture	159,000
All other investing activity	-	-
Net cash used for investing activities	(144,000)	(366,000)

Impact of exchange rates on cash	3,000	2,000

Net increase in cash and cash equivalents	158,000	173,000
Cash and cash equivalents, beginning of period	2,475,000	1,905,000
Cash and cash equivalents, end of period	$2,633,000	$2,078,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,000	$39,000
Cash paid for income taxes, net	$3,000	$3,000

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

4 – RESTRICTED CASH

At September 30, 2013 and December 31, 2012, we had $0 and $100,000, respectively, of restricted cash on deposit as collateral for our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

5 – OTHER ASSETS

	September 30,	December 31,
	2013	2012
	(Unaudited)

Investment in securitites - Zowie Technology	$437,000	$423,000
Investment in joint venture - Taiteam Technology	-	147,000
Investment in joint venture - Grand Shine Mgmt	997,000	703,000
Other	10,000	24,000
Other Assets	$1,444,000	$1,297,000

Our $437,000 investment in securities as of September 30, 2013 relates to our ownership of 154,808 common shares and 1,007,902 preferred shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products.  Our investment relates to 3.5% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $147,000 investment in Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China) was returned during the quarter ended September 30, 2013.  This joint venture was liquidated and capital returned during July 2013.

Our $997,000 investment in joint venture as of September 30, 2013, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

6 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of September 30, 2013 and December 31, 2012, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due from June 30, 2015 to June 30, 2017.

7 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending September 30, 2013 and 2012, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended September 30, 2013 and 2012, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 6.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 6 for additional details.

8 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions for 2013: dividend yield of 0%,; expected volatility of 40%; risk free interest rate of approximately 2.13% and an expected holding period of five years.  We granted 20,000 shares of options and forfeited 67,000 shares of options during the nine months ended September 30, 2013.   The option activity during the three months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	454,500	$1.35	4.6	$12,000
Grants	20,000	0.92	8.7
Forfeited	(67,000)	1.22
Outstanding at September 30, 2013	407,500	1.35	4.6	$15,400
Exercisable at September 30, 2013	288,167	$1.47	3.8	$8,300

At September 30, 2013 the range of individual outstanding weighted average exercise prices was $0.93 to $1.80.

9 – INCOME TAXES

As of September 30, 2013, we had approximately $251,000 and $871,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.

At September 30, 2013, we have $2,389,000 of unrecognized tax benefits.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of September 30, 2013.

10 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $2,000,000 as of September 30, 2013.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended September 30, 2013 and 2012 were $1,000 and $4,000, respectively and for the nine months ended September 30, 2013 and 2012 were $10,000 and $26,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2013 and December 31, 2012 aggregated $62,000 and $87,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $10,250,000 and $10,986,000 at September 30, 2013 and December 31, 2012, respectively, which is presented net of valuation allowances of $5,714,000 and $5,108,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2013, consolidated financial statements representing approximately 74% of current assets and 52% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2013 versus 2012.

Net sales in the third quarter of 2013 totaled $1,574,000 versus $1,945,000 in the comparable period for 2012, a decrease of $371,000 or 19% over the same period last year.

Gross profit for the third quarter of 2013 was $371,000 versus $427,000 in the comparable period for 2012, and gross margin percentage of net sales was 23.6% in the third quarter of 2013 versus 22% in the comparable period for 2012.

Selling, general and administrative expenses in the third quarter of 2013 totaled $575,000 versus $609,000 in the comparable period for 2012.

Interest expense, net of interest income, was $9,000 for the third quarter of 2013 versus $8,000 in the comparable period for 2012.

Other income, net of other expense, in the third quarter of 2013 was $36,000 versus $27,000 in the comparable period for 2012.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision, was $1,000 for the third quarter of both 2013 and 2012, as we do not expect significant taxable income.

Net loss was $178,000 for the third quarter of 2013 versus $164,000 in the comparable period for 2012, a decrease of $14,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012.

Net sales in the nine months ended September 30, 2013 was $4,869,000 versus $5,045,000 in the comparable period for 2012, a decrease of $176,000 or 3.5% over the same period last year.

Gross profit for the nine months ended September 30, 2013 was $1,062,000 versus $1,053,000 in the comparable period for 2012, and gross margin percentage of net sales was approximately 21.9% for the nine months ended September 30, 2013 and 20.9% for 2012, respectively.

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 30, 2013 totaled $1,784,000 versus $1,849,000 in the comparable period for 2012.  The decrease of $65,000 or 3.5% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $25,000 for both nine months ended September 30, 2013 and 2012.

Other income, net of other losses, in the nine months ended September 30, 2013 was $102,000 versus $73,000 in the comparable period for 2012.

Income tax provision was $2,000 for the both nine months ended September 30, 2013 and 2012.

Net loss was $647,000 for the nine months ended September 30, 2013 versus $750,000 in the comparable period for 2012, a decrease of $103,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $299,000 as opposed to $537,000 for the nine months ending September 30, 2013 and 2012, respectively.  The decrease of $238,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $144,000 and $366,000 for the nine months ending September 30, 2013 and 2012, respectively, primarily attributed to our investment in Zowie Technology Corporation  and Grand Shine Management (see Note 5).

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date:  November 14, 2013                                                                   /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)