Form 10-K
period 2013-12-31
TAITRON COMPONENTS INC
filed 2014-03-31
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2013 was approximately $3,400,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2014
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2014 Annual Meeting of Shareholders to be filed subsequently — Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS.

General

We are a national distributor of brand name electronic components and a supplier of original designed and manufactured (“ODM”) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering design and turn-key services, focusing on providing contract electronic manufacturers (“CEM”s) and original equipment manufacturers (“OEM”s) with ODM services for their multi-year turn-key projects (“ODM Products” and/or “ODM Projects”).  We are incorporated in California, and were originally formed in 1989.   We maintain a minority-owned joint venture manufacturing facility in Southern China and two divisions in Taiwan and Northern China.

We have developed a reputation for stocking a large selection of inventories and having an in-depth knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brand “TCI” through manufacturing partners.  At December 31, 2013, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  In 2013 and 2012, we offered approximately 33 and 31, respectively, different ODM Products that are manufactured to specifications developed as a result of our ODM Project services.  Our Taiwan and Northern China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Components and ODM Products.  Our Northern China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for our ODM Projects.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were approximately 19% and 20% of our total sales for the years ended December 31, 2013 and 2012, respectively.  During 2013 and 2012, we purchased $1,000,000 and $900,000, respectively, of inventory for these components to facilitate our market for these products.

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

ODM Service Industry

ODM and CEM service providers have experienced rapid change and growth as an increasing number of OEMs outsource their manufacturing requirements.  OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in design and manufacturing resources.  This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales.  We believe further growth opportunities exist for ODM and CEM service providers to penetrate the worldwide market.  By designing private label branded products to OEM customers in the US, we are able to expand export sales to overseas CEM customers.

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

Master Distributor.  We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders.  With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers.  We estimate in 2013 and 2012, that approximately 21% and 22%, respectively, of our sales are a direct result of being a master distributor.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products and services were $3,750,000 and $3,600,000 in 2013 and 2012, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.  Our goal is to have 60% ODM Products sales and 40% component sales by the end of 2015.

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

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2013, our inventory consisted of over 12,000 different products manufactured by more than 100 different suppliers.

In 2013 and 2012, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).

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

During each year 2013 and 2012, we distributed our products to approximately 400 customers.  Our two largest customers individually accounted for approximately 41% and 5% of net sales during 2013 and approximately 42% and 7% during 2012.

In 2013, sales of brand name electronic component products and our ODM Components together represented 38% of our net sales, while sales of our ODM Products represented 62%.  In addition, distributors represented 21% of our 2013 net sales, while both CEMs and OEMs combined represented 78% with the remaining 1% represented by other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2013 or 2012.

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

Sales and Marketing Channels

As of March 2, 2014, our sales and marketing department consisted of 8 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  However, we retain outside sales account managers in Montana and Georgia.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Central America through our majority-owned subsidiary in Mexico City, Mexico.  However, we have closed our Mexico distribution facility in May 2013.   Sales to Central America were $270,000 and $486,000 in 2013 and 2012, respectively.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asia were $157,000 and $218,000 in 2013 and 2012, respectively.

We also have sales channels into South America with sales of $80,000 and $137,000 in 2013 and 2012, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 6 independent sales representatives during 2013.

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

In order to facilitate good relationships with our suppliers, we typically carry a complete line of each supplier’s discrete products.  We also support our suppliers by increasing their visibility through advertising and participation in regional and national trade shows.  We generally order components far in advance, helping suppliers plan their production.  Outstanding commitments to purchase inventory from suppliers as of March 1, 2014 were approximately $1,300,000.

In 2013, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2013, the following name brands, Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd. and Vishay Americas Inc. collectively accounted for approximately12% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Sales to Asian customers were 2.5% and 3.3% of our total sales in 2013 and 2012, respectively.

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

Employees

As of March 2, 2014, our company consisted of 20 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 4.  MINE SAFETY DISCLOSURES.                       Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2012:
First Quarter	$1.12	$0.96
Second Quarter	1.07	0.91
Third Quarter	1.00	0.90
Fourth Quarter	1.03	0.93
Fiscal Year Ended December 31, 2013:
First Quarter	$1.05	$0.98
Second Quarter	1.09	0.90
Third Quarter	1.07	0.92
Fourth Quarter	1.12	1.00
Fiscal Year Ended December 31, 2014:
First Quarter (through March 3, 2014)	$1.24	$1.00

On March 1, 2014, the last sale price of the Class A common stock as reported by Nasdaq was $1.08 per share.

Holders.  As of March 1, 2014, there were 30 holders of record for our Class A common stock (holders whose shares of common stock are held in street name are considered in the aggregate as one holder) and one holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy.  During 2013 and 2012, the Company did not declare any dividends, nor do we expect to do so in the near future.

We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	396,000	$1.34	678,500
Equity compensation plans not approved by security holders	-	-	-
Total	396,000	$1.34	678,500

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2013 and 2012 aggregated $17,000 and $29,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2013 and 2012 aggregated $52,000 and $87,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $10,151,000 and $10,986,000 at December 31, 2013 and 2012, respectively, which is presented net of valuation allowances of $5,939,000 and $5,108,000 at December 31, 2013 and 2012, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $2,721,000 allowance against our net deferred tax assets.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, we have included a non-cash provision of approximately $900,000 during 2013 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving and excess inventory.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2013, consolidated financial statements representing approximately 75% of current assets and 53% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Net sales were $6,268,000 and $7,192,000 in 2013 and 2012, respectively, representing a decrease of $924,000 or 12.9%.  The decrease was primarily due lower ODM Project sales of $522,000 due to customer initiated design changes and the closing of our Mexico division of $216,000.

Gross margins were $1,407,000 and $1,610,000 in 2013 and 2012, respectively, which represented 22.5% and 22.4% of net sales for those periods.

Selling, general and administrative expenses were $2,331,000 and $2,481,000 in 2013 and 2012, respectively, which represented 37.2% and 34.5% of net sales for those periods.  The decrease of $150,000 was primarily due to decreases in operating expenses from closing our Mexico division.

Operating losses were $924,000 and $871,000 in 2013 and 2012, respectively, which represented 14.7% and 12.1% of net sales for those periods.

Net interest expense was $34,000 for both 2013 and 2012.

Income tax provision was $2,000 and $3,000 in 2012 and 2011, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $965,000 and $771,000 in 2013 and 2012, respectively, which represented 15.4% and 10.7% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2013	2012

Operating activities	$264,000	$910,000
Investing activities	(19,000)	(370,000)

Cash flows provided by operating activities decreased to $264,000 during 2013, as compared to $910,000 in the prior year.  The decrease in the use of cash was primarily attributed to inventory increasing by $65,000 during 2013.

Cash flows used in investing activities decreased to $19,000 during 2013, as compared to $370,000 in the prior year.

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

Inventory is included and classified as a current asset.  As of December 31, 2013, inventory represented approximately 75% of current assets and 53% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and their related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years ended December 31, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 31, 2014

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,724,000	$2,475,000
Restricted cash (Note 2)	-	100,000
Accounts receivable, less allowances of $52,000 and $87,000, respectively	511,000	853,000
Inventories, less reserves for obsolescence of $5,939,000, and $5,108,000, respectively	10,151,000	10,986,000
Prepaid expenses and other current assets	109,000	66,000
Total current assets	13,495,000	14,480,000
Property and equipment, net (Note 3)	4,462,000	4,630,000
Other assets (Note 4)	1,276,000	1,297,000
Total assets	$19,233,000	$20,407,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$568,000	$668,000
Accrued liabilities	288,000	428,000
Current portion of long-term debt from related party (Note 5)	-	1,500,000
Total current liabilities	856,000	2,596,000
Long-term debt from related party (Note 5)	1,500,000	-
Total Liabilities	2,356,000	2,596,000

Commitments and contingencies (Notes 5, 8 and 9)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,661,000	10,635,000
Accumulated other comprehensive income	132,000	128,000
Retained earnings	5,959,000	6,892,000
Noncontrolling interest in subsidiary	119,000	150,000
Total Shareholders’ Equity	16,877,000	17,811,000
Total Liabilities and Shareholders’ Equity	$19,233,000	$20,407,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2013	2012

Net sales	$6,268,000	$7,192,000
Cost of goods sold	4,861,000	5,582,000
Gross profit	1,407,000	1,610,000

Selling, general and administrative expenses	2,331,000	2,481,000
Operating loss	(924,000)	(871,000)

Interest expense, net	(34,000)	(34,000)
Other (loss) income, net	(5,000)	137,000
Loss before income taxes	(963,000)	(768,000)

Income tax provision	(2,000)	(3,000)

Net loss	(965,000)	(771,000)
Net loss attributable to noncontrolling interest in subsidiary	(32,000)	(32,000)
Net loss attributable to Taitron Components Inc.	$(933,000)	$(739,000)

Net loss per share: Basic & Diluted	$(0.17)	$(0.14)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

Net loss	$(965,000)	$(771,000)
Other comprehensive income :
Foreign currency translation adjustment	4,000	30,000
Comprehensive loss	(961,000)	(741,000)
Comprehensive loss attributable to noncontrolling interests	(31,000)	(32,000)
Comprehensive loss attributable to Taitron Components Inc.	$(930,000)	$(709,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

Two years ended December 31, 2013

						Accumulated
						Other			Total
	Class A common stock		Class B common stock		Additional	Comprehensive	Retained	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2011	4,777,144	$5,000	762,612	$1,000	$10,616,000	$98,000	$7,631,000	$182,000	$18,533,000

Net loss	-	-	-	-	-	-	(739,000)	-	(739,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	30,000	-	-	30,000

Amortization of stock based compensation	-	-	-	-	19,000	-	-	-	19,000

Noncontrolling interest in subsidary	-	-	-	-	-	-	-	(32,000)	(32,000)

Balances at December 31, 2012	4,777,144	$5,000	762,612	$1,000	$10,635,000	$128,000	$6,892,000	$150,000	$17,811,000

Net loss	-	-	-	-	-	-	(933,000)	-	(933,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	4,000	-	-	4,000

Amortization of stock based compensation	-	-	-	-	26,000	-	-	-	26,000

Noncontrolling interest in subsidary	-	-		-	-	-	-	(31,000)	(31,000)

Balances at December 31, 2013	4,777,144	$5,000	762,612	$1,000	$10,661,000	$132,000	$5,959,000	$119,000	$16,877,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012

Operating Activities:
Net loss including noncontrolling interest	$(965,000)	$(771,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	188,000	212,000
Provision for inventory reserves	900,000	900,000
Provision for sales returns and doubtful accounts	11,000	19,000
Stock based compensation	26,000	19,000
Changes in assets and liabilities:
Restricted cash	100,000	100,000
Trade accounts receivable	331,000	(371,000)
Inventory	(65,000)	915,000
Prepaid expenses and other current assets	(43,000)	(11,000)
Trade accounts payable	(100,000)	(125,000)
Accrued liabilities	(140,000)	96,000
Other assets and liabilities	21,000	(73,000)
Total adjustments	1,229,000	1,681,000
Net cash provided by operating activities	264,000	910,000

Investing Activities:
Acquisition of property & equipment	(20,000)	(20,000)
Payments for investments in joint ventures	(146,000)	-
Proceeds from return of investments	147,000
Purchases of investments in securities	-	(350,000)
Net cash used for investing activities	(19,000)	(370,000)

Impact of exchange rates on cash	4,000	30,000

Net increase in cash and cash equivalents	249,000	570,000
Cash and cash equivalents, beginning of period	2,475,000	1,905,000
Cash and cash equivalents, end of period	$2,724,000	$2,475,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,000	$53,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of business

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (ODM) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM services for their multi-year turn-key projects.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013) and divisions in Taiwan and China.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheet as a part of shareholder’s equity with a balance of $119,000 and $150,000 as of December 31, 2013 and 2012, respectively.

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

Grand Shine Management (see Note 4) accounted for approximately 31% and 36% our net purchases for fiscal years 2013 and 2012, respectively.  Samsung Electro-Mechanics Co. accounted for approximately 6% and 8% of our net purchases for fiscal years 2013 and 2012, respectively.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had only one customer accounting for more than 10% of our net sales, for approximately 41% and 42% in 2013 and 2012, respectively.

We had two customers accounting for more than 10% of our trade accounts receivable, net of allowances, for approximately 17% and 14% as of December 31, 2013 and for 36% and 24% as of December 31, 2012.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2013 and 2012 amounted to $17,000 and $29,000, respectively.

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

The allowances for sales returns and doubtful accounts at December 31, 2013 and 2012 amounted to $52,000 and $87,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $5,939,000 and $5,108,000 at December 31, 2013 and 2012, respectively.  Based upon our systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory, we increased our reserves by $900,000 for both the years ended December 31, 2013 and 2012.

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $6,000 and $3,000 for the years ended December 31, 2013 and 2012, respectively.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 274,000 and 280,000 for the years ended December 31, 2013 and 2012, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013.  We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our consolidated financial statements.

 2  -  RESTRICTED CASH

At December 31, 2013 and 2012, we had $0 and $100,000, respectively, of restricted cash on deposit as collateral for equivalent values of our irrevocable letter of credit in favor of a trade vendor for inventory purchasing.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2013	2012
Land	$1,297,000	$1,297,000
Buildings and improvements	5,096,000	5,086,000
Furniture and equipment	756,000	754,000
Computer software and equipment	487,000	479,000
Total Property and Equipment	7,636,000	7,616,000
Less: Accumulated depreciation and amortization	(3,174,000)	(2,986,000)
Property and Equipment, net	$4,462,000	$4,630,000

4  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2013	2012
Investment in securitites	$405,000	$423,000
Investment in joint venture - Taiteam Technology	-	147,000
Investment in joint venture - Grand Shine Mgmt	849,000	703,000
Other	22,000	24,000
Other Assets	$1,276,000	$1,297,000

Our $405,000 investment in securities as of December 31, 2013 relates to our ownership of 154,808 common shares and 1,007,902 preferred shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment relates to approximately 3% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.  See also Note 14 – Subsequent Events.

Our $147,000 investment in Taiteam (Yangzhou) Technology Corporation Limited (Yangzhou, China) was returned during the quarter ended September 30, 2013.  This joint venture was liquidated and capital returned during July 2013.

Our $849,000 investment in joint venture as of December 31, 2013, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

5  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,
	2013	2012
Secured credit facility from related party	$1,500,000	$1,500,000
Less current portion	-	(1,500,000)
Long-term debt, less current portion	$1,500,000	$-

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 6).  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due from June 30, 2015 to June 30, 2017.

6 - RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years 2013 and 2012, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office.  In addition, during each of the years 2013 and 2012, we made payments of $53,000 annually, for interest expenses incurred on our outstanding line of credit balance.  See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2013 and 2012, we purchased products in the amount of $35,000 and $6,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7  -  SHARE BASED COMPENSATION

Our 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions as follows for 2013: dividend yield of 0%; expected volatility of 40%; a risk free interest rate of approximately 1.47% and an expected holding period of five years and for 2011: dividend yield of 2.5%; expected volatility of 40%; a risk free interest rate of approximately 1.74% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	427,500	$1.49	4.4	$18,300
Granted	90,000	1.02	8.7	-
Forfeited	(63,000)	2.70	-	-
Outstanding at December 31, 2012	454,500	1.35	4.8	$6,220
Granted	20,000	0.92	8.7	-
Forfeited	(78,500)	1.27	-	-
Outstanding at December 31, 2013	396,000	1.34	4.4	$19,300
Exercisable at December 31, 2013	278,667	1.47	3.8	$10,200

At December 31, 2013, the range of individual weighted average exercise prices was $0.98 to $1.64.

8  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,777,144 issued and outstanding as of December 31, 2013 and 2012.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2013 and 2012, we did not repurchase, nor issue, any shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2013 and 2012.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2013 and 2012, we did not declare any dividends.

9  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2013	2012
Current:
Federal	$-	$-
State	2,000	3,000
	2,000	3,000
Deferred:
Federal	(257,000)	(202,000)
State	(76,000)	(60,000)
Increase in valuation allowance	333,000	262,000
	-	-

Income tax provision	$2,000	$3,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2013	2012
“Expected” income tax benefit	$(327,000)	$(261,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	-	-
Increase in valuation allowance	333,000	262,000
Other	(6,000)	-
Income tax provision	$2,000	$3,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2013	2012
Deferred tax assets:
Inventory reserves	$2,544,000	$2,189,000
Section 263a adjustment	82,000	83,000
Allowances for bad debts and returns	22,000	32,000
Accrued expenses	24,000	24,000
Asset valuation reserve	57,000	57,000
State net operating loss carry forward	101,000	162,000
Other	107,000	40,000
Total deferred tax assets	2,937,000	2,587,000
Valuation allowance	(2,721,000)	(2,389,000)
	216,000	198,000
Deferred tax liabilities:
Deferred state taxes	(216,000)	(198,000)

Net deferred tax assets	$-	$-

As of December 31, 2013, we had approximately $157,000 and $380,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction and generally, we remain subject to Internal Revenue Service examination of our 2009 through 2011 U.S. federal income tax returns, and remain subject to California Franchise Tax Board examination of our 2008 through 2011 California Franchise Tax Returns.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2013 and 2012, we have $2,721,000 and $2,389,000 of unrecognized tax benefits, respectively.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2013 and 2012.

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2013	2012

Net loss available to common shareholders used in basic and diluted loss per share	$(965,000)	$(771,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,756	5,539,756
Basic loss per share (Class A and B shares)	$(0.17)	$(0.14)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,756	5,539,756
Diluted loss per share	$(0.17)	$(0.14)

11  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only the U.S. based employees of Taitron Components (excludes our foreign divisions and subsidiaries).  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each of the years ended December 31, 2013 and 2012, employer matching contributions aggregated approximately $35,000 and $40,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 545,195 (or 11.4%) and 493,679 (or 10.3%) shares in Class A common stock of Taitron Components as of December 31, 2013 and 2012, respectively.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,300,000 as of December 31, 2013.

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2013	2012	2013	2012
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,642,000	$6,372,000	$3,083,000	$3,141,000
Mexico	270,000	486,000	138,000	146,000
Brazil	82,000	60,000	-	-
Taiwan	49,000	170,000	245,000	255,000
China	9,000	13,000	996,000	1,088,000
Canada	59,000	20,000	-	-
Other foreign countries	157,000	71,000	-	-
Total	$6,268,000	$7,192,000	$4,462,000	$4,630,000

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2013 and 2012 and concluded that, as of December 31, 2013 and 2012, our internal controls over financial reporting were effective.

Management's assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management's assessment report for the year ended December 31, 2013 and 2012.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2014 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

21.1	List of Subsidiaries (1)
23.1*	Consent of Independent Registered Public Accounting Firm – Anton & Chia LLP
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
32*	Principal Executive and Principal Financial Officers - Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*              Filed herewith.
(1)	Incorporated by reference from the Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated:  March 31, 2014                                                                By:  /s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated:  March 31, 2014                                                                By:  /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2014
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2014
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2014
Richard Chiang

/s/ Craig Miller	Director	March 31, 2014
Craig Miller

/s/ Felix Sung	Director	March 31, 2014
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2014
David Vanderhorst	(Principal Financial and Accounting Officer)