Form 10-Q
period 2014-06-30
TAITRON COMPONENTS INC
filed 2014-08-14
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on July 30, 2014
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,042,000	$2,724,000
Accounts receivable, less allowances of $52,000	599,000	511,000
Inventories, less reserves for obsolescence of $6,382,000, and $5,939,000, respectively	9,694,000	10,151,000
Prepaid expenses and other current assets	142,000	109,000
Total current assets	13,477,000	13,495,000
Property and equipment, net	4,383,000	4,462,000
Other assets (Note 4)	1,179,000	1,276,000
Total assets	$19,039,000	$19,233,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$812,000	$568,000
Accrued liabilities	237,000	288,000
Total current liabilities	1,049,000	856,000
Long-term debt from related party (Note 5)	1,500,000	1,500,000
Total Liabilities	2,549,000	2,356,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,675,000	10,661,000
Accumulated other comprehensive income	133,000	132,000
Retained earnings	5,562,000	5,959,000
Total Shareholders’ Equity - Taitron Components Inc	16,376,000	16,758,000
Noncontrolling interest in subsidiary	114,000	119,000
Total Shareholders’ Equity	16,490,000	16,877,000
Total Liabilities and Shareholders’ Equity	$19,039,000	$19,233,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,609,000	$1,663,000	$2,895,000	$3,295,000
Cost of goods sold	1,123,000	1,324,000	2,125,000	2,604,000
Gross profit	486,000	339,000	770,000	691,000

Selling, general and administrative expenses	541,000	605,000	1,105,000	1,209,000
Operating loss	(55,000)	(266,000)	(335,000)	(518,000)

Interest expense, net	(10,000)	(8,000)	(18,000)	(16,000)
Other income(expense), net	(74,000)	34,000	(48,000)	66,000
Loss before income taxes	(139,000)	(240,000)	(401,000)	(468,000)

Income tax provision	-	-	(1,000)	(1,000)

Net loss	(139,000)	(240,000)	(402,000)	(469,000)
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(19,000)	(5,000)	(29,000)
Net loss attributable to Taitron Components Inc.	$(137,000)	$(221,000)	$(397,000)	$(440,000)

Net loss per share: Basic & Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.08)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

Net loss	$(139,000)	$(240,000)	$(402,000)	$(469,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	4,000	1,000	3,000
Comprehensive loss	(139,000)	(236,000)	(401,000)	(466,000)
Comprehensive loss attributable to noncontrolling interests	(4,000)	(17,000)	(6,000)	(28,000)
Comprehensive loss attributable to Taitron Components Inc.	$(135,000)	$(219,000)	$(395,000)	$(438,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(402,000)	$(469,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,000	91,000
Provision for sales returns and doubtful accounts	3,000	59,000
Stock based compensation	14,000	12,000
Changes in assets and liabilities:
Trade accounts receivable	(91,000)	185,000
Inventory	457,000	617,000
Prepaid expenses and other current assets	(33,000)	(23,000)
Trade accounts payable	244,000	(51,000)
Accrued liabilities	(51,000)	(73,000)
Other assets and liabilities	97,000	-
Total adjustments	727,000	817,000
Net cash provided by operating activities	325,000	348,000

Investing activities:
Acquisition of property & equipment	(8,000)	(3,000)
Payments for investments in securities	-	(303,000)
All other investing activity	-	2,000
Net cash used for investing activities	(8,000)	(304,000)

Impact of exchange rates on cash	1,000	3,000

Net increase in cash and cash equivalents	318,000	47,000
Cash and cash equivalents, beginning of period	2,724,000	2,475,000
Cash and cash equivalents, end of period	$3,042,000	$2,522,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,000	$26,000
Cash paid for income taxes, net	$2,000	$3,000

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

4 – OTHER ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

Investment in securities - Zowie Technology	$405,000	$405,000
Investment in joint venture - Grand Shine Mgmt	751,000	849,000
Other	23,000	22,000
Other Assets	$1,179,000	$1,276,000

Our $405,000 investment in securities as of June 30, 2014 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products.  Our investment relates to 9.2% of their total outstanding shares and we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $751,000 investment in joint venture as of June 30, 2014, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  During the second quarter of 2014, we included a ($98,000) loss related to our year-to-date proportionate share of net losses for the six months ending June 30, 2014.

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of June 30, 2014 and December 31, 2013, the aggregate outstanding balance on this credit facility was $1,500,000.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due from June 30, 2015 to June 30, 2017.

6 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending June 30, 2014 and 2013, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended June 30, 2014 and 2013, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5 for additional details.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the three months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average xercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	396,000	$1.34	4.4	$19,300
Grants	78,000
Forfeited	(20,000)
Outstanding at June 30, 2014	454,000	1.31	4.6	$20,300
Exercisable at June 30, 2014	274,999	$1.47	3.5	$10,000

At June 30, 2014 the range of individual outstanding weighted average exercise prices was $0.98 to $1.49.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $970,000 as of June 30, 2014.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended June 30, 2014 and 2013 were $2,000 and $53,000, respectively and for the six months ended June 30, 2014 and 2013 were $3,000 and $59,000, respectively.  The allowance for sales returns and doubtful accounts both at June 30, 2014 and December 31, 2013 aggregated $52,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $9,694,000 and $10,151,000 at June 30, 2014 and December 31, 2013, respectively, which is presented net of valuation allowances of $6,382,000 and $5,939,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2014, consolidated financial statements representing approximately 72% of current assets and 51% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2014 versus 2013.

Net sales in the second quarter of 2014 totaled $1,609,000 versus $1,663,000 in the comparable period for 2013, a decrease of $54,000 or 3.3% over the same period last year.

Gross profit for the second quarter of 2014 was $486,000 versus $339,000 in the comparable period for 2013, and gross margin percentage of net sales was 30.2% in the second quarter of 2014 versus 20.4% in the comparable period for 2013.

Selling, general and administrative expenses in the second quarter of 2014 totaled $541,000 versus $605,000 in the comparable period for 2013.

Interest expense, net of interest income, was $10,000 for the second quarter of 2014 versus $8,000 in the comparable period for 2013.

Other income, net of other (expenses), in the second quarter of 2014 was ($74,000) versus $34,000 in the comparable period for 2013.  During the second quarter of 2014, we included a ($98,000) loss related to our year-to-date proportionate share of net losses recorded by our Grand Shine joint venture (see Note 4).  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision, was $0 for the second quarter of both 2014 and 2013, as we do not expect significant taxable income.

Net loss was $139,000 for the second quarter of 2014 versus $240,000 in the comparable period for 2013, a decrease of $101,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013.

Net sales in the six months ended June 30, 2014 was $2,895,000 versus $3,295,000 in the comparable period for 2013, a decrease of $400,000 or 12.1% over the same period last year.

Gross profit for the six months ended June 30, 2014 was $770,000 versus $691,000 in the comparable period for 2013, and gross margin percentage of net sales was approximately 26.7% for the six months ended June 30, 2014 and 21% for 2013, respectively.  The overall increase in gross margin percentage came from a change in mix of higher margin products sold compared to the same period last year.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2014 totaled $1,105,000 versus $1,209,000 in the comparable period for 2013.  The decrease of $104,000 or 8.7% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $18,000 for the six months ended June 30, 2014 versus $16,000 in the comparable period for 2013.

Other income, net of other (expenses), in the six months ended June 30, 2014 was ($48,000) versus $66,000 in the comparable period for 2013.  During the second quarter of 2014, we included a ($98,000) loss related to our year-to-date proportionate share of net losses recorded by our Grand Shine joint venture (see Note 4).  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision was $1,000 for the both six months ended June 30, 2014 and 2013.

Net loss was $402,000 for the six months ended June 30, 2014 versus $469,000 in the comparable period for 2013, a decrease of $67,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $325,000 as opposed to $348,000 for the six months ending June 30, 2014 and 2013, respectively.  The decrease of $23,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $8,000 and $304,000 used in for the six months ending June 30, 2014 and 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2014	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)