Form 10-K
period 2014-12-31
TAITRON COMPONENTS INC
filed 2015-03-31
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2014 was approximately $3,400,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2015
Class A common stock, $.001 par value	4,777,144
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement related to its 2015 Annual Meeting of Shareholders to be filed subsequently — Part III of this Form 10-K.

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

PART I

ITEM 1.  BUSINESS.

General

We are a national distributor of brand name electronic components and supplier of original designed and manufactured (“ODM”) electronic components (“ODM Components”), with our product offerings ranging from discrete semiconductors through small electronic devices.  We also offer value-added engineering and turn-key services, focusing on providing contract electronic manufacturers (“CEM”s) and original equipment manufacturers (“OEM”s) with ODM services for their multi-year turn-key projects (“ODM Projects”).  We are incorporated in California, and were originally formed in 1989.   We maintain a majority-owned subsidiary in Mexico (our Mexico subsidiary sales and distribution operations closed in May 2013) and two divisions in each of Taiwan and China.

We have developed a reputation for stocking a large selection of inventories and having an in-depth knowledge of the products in our markets.  Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  To differentiate from other distributors, we also offer ODM Components, which are manufactured electronic components based on our own engineering specifications under the private label brand “TCI” through manufacturing partners.  At December 31, 2014, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  In 2014 and 2013, we offered approximately 26 and 33, respectively, different ODM Projects that are manufactured to specifications developed as a result of our ODM services.  Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Components and ODM Projects (collectively we refer to as “ODM Products”).  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM projects.

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

Optoelectronic Devices and Passive Components

In addition to discrete semiconductors, we offer optoelectronic devices such as LED’s, infrared sensors and opto couplers, along with passive devices, such as resistors, capacitors and inductors which are electronic components manufactured with non-semiconductor materials.  We market these optoelectronic devices and passive components through the same channels, as the discrete semiconductors.  Sales of these optoelectronic devices and passive components were approximately 24% and 19% of our total sales for the years ended December 31, 2014 and 2013, respectively.  During 2014 and 2013, we purchased $800,000 and $1,000,000, respectively, of inventory for these components to facilitate our market for these products.

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

Master Distributor.  We distribute electronic components to other distributors, including nationwide distributors, when their inventory cannot fulfill immediate customer orders.  With its higher volume, lower cost inventory, we act as a master distributor for certain of its component suppliers.  We estimate in 2014 and 2013, that approximately 18% and 21%, respectively, of our sales are a direct result of being a master distributor.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products were $3,900,000 and $3,750,000 in 2014 and 2013, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Products

Electronic Components – Discrete

We market a wide variety of discrete semiconductors, including rectifiers (or power diodes), diodes, transistors, optoelectronic devices and passive components, to other electronic distributors, contract electronic manufacturers and original equipment manufacturers, who incorporate them in their products.  At December 31, 2014, our inventory consisted of over 12,000 different products manufactured by more than 100 different suppliers.

In 2014 and 2013, we purchased electronic component products from approximately 40 different suppliers, including Everlight Electronics Co, Ltd., Samsung Electro-Mechanics Co., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).

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

ODM Projects

Our ODM Projects are custom made and are marketed in specific industries such as: wild animal feeders, timers for DC motor, public street light controllers, LED modules for swimming pools and water fountain lights, LED headlamps for vacuum cleaners, battery testers, universal remote control devices and battery chargers.

Our distribution of ODM Projects originates from our 50,000 square-foot facility located in Valencia, California.  We utilize a computerized inventory control/tracking system which enables us to quickly access inventory levels and trace product shipments.  See Item 2 - “Properties.”

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

During each year 2014 and 2013, we distributed our products to approximately 400 customers, however our two largest customers combined accounted for approximately 38% (individually by approximately 27% and 11%) of net sales during 2014 and approximately 46% (individually by approximately 41% and 5%) during 2013.

In 2014, distributors represented 18% of our 2014 net sales, while both CEMs and OEMs combined represented 80% with the remaining 2% represented by other exporters and overseas customers.

We historically have not required our distributor customers to provide any point of sale reporting and therefore we do not know the different industries in which our products are sold by our distributor customers.  However, based on our sales to CEMs and OEMs, we believe that no particular industry accounted for a majority of the applications of our discrete electronic component products sold in 2014 or 2013.

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

Sales and Marketing Channels

As of March 2, 2015, our sales and marketing department consisted of 8 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.  Our inside sales and customer service departments are divided into regional sales territories throughout North America.  The outside sales account managers are also responsible for developing new CEM and OEM accounts, as well as working locally with our independent sales representatives and preferred distributors.

We have sales channels into Asia through our branch offices in Shanghai, China and Taipei, Taiwan.  Sales to Asia were $450,000 and $260,000 in 2014 and 2013, respectively.

Independent sales representatives have played an important role in developing our client base, especially with respect to OEMs.  Many OEMs want their suppliers to have a local presence and our network of independent sales representatives is responsive to those needs.  Independent sales representatives are primarily responsible for face-to-face meetings with our customers, and for developing new customers.  Independent sales representatives are each given responsibility for a specific geographic territory.  Typically, sales representatives are only compensated for sales made to CEMs, OEMs and preferred distributors.  We believe that this commission policy directs independent sales representatives’ attention to those end users with potential to increase market share.  Along with our independent sales representatives, we jointly advertise and participate in trade shows.  We utilized 6 independent sales representatives during 2014.

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

In 2014, we purchased components from approximately 40 different suppliers, including Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd., Vishay Americas Inc. and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).  While we are continually attempting to build relationships with suppliers and from time to time add new suppliers in an attempt to provide our customers with a better product mix, the possibility exists that our relationship with a supplier may be terminated.

For the year ended December 31, 2014, the following name brands, Samsung Electro-Mechanics Co., Everlight Electronics Co, Ltd. and Vishay Americas Inc. collectively accounted for approximately 15% of our net purchases for name brand distributed components.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of the products we market are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose a direct relationship with a supplier, there exist alternative sources for another supplier’s products.

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

Sales to Asian customers were 7.7% and 4.1% of our total sales in 2014 and 2013, respectively.

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

Employees

As of March 2, 2015, our company consisted of 20 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as Company’s project design and engineering center and partially as rental property for lease to others, (2) we own 15,000 square feet of office and distribution space through our subsidiary in Mexico – our use of this property ceased in May 2013 (see Part II, Item 8: Note 1 – Summary of Significant Accounting Policies) and is actively marketed for sale and (3) we own 2,500 square feet of office space in Taipei, Taiwan..  We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

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

ITEM 4.  MINE SAFETY DISCLOSURES.     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.  Our Class A common stock is traded on the Nasdaq Smallcap Market under the symbol "TAIT".  The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by Nasdaq:

	High	Low
Fiscal Year Ended December 31, 2013:
First Quarter	$1.05	$0.98
Second Quarter	1.09	0.90
Third Quarter	1.07	0.92
Fourth Quarter	1.12	1.00
Fiscal Year Ended December 31, 2014:
First Quarter	$1.24	$1.00
Second Quarter	1.10	0.95
Third Quarter	1.08	0.95
Fourth Quarter	1.32	0.95
Fiscal Year Ended December 31, 2015:
First Quarter (through March 3, 2015)	$1.08	$0.93

On March 6, 2015, the closing sale price of the Class A common stock as reported by Nasdaq was $1.00 per share.

Holders.  As of March 1, 2015, there were 28 holders of record for our Class A common stock (holders whose shares of common stock are held in street name are considered in the aggregate as one holder) and one holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy. During 2014 and 2013, the Company did not declare any dividends, nor do we expect to do so in the near future.

We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	392,500	$1.24	600,500
Equity compensation plans not approved by security holders	-	-	-
Total	392,500	$1.24	600,500

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2014 and 2013 aggregated $8,000 and $17,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2014 and 2013 aggregated $50,000 and $52,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $8,486,000 and $10,151,000 at December 31, 2014 and 2013, respectively, which is presented net of valuation allowances of $6,582,000 and $5,939,000 at December 31, 2014 and 2013, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $3,150,000 allowance against our net deferred tax assets.

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

Our core strategy still includes maintaining a substantial inventory of electronic components that allows us to fill customer orders immediately from stock held in inventory.  However, we have included a non-cash provision of approximately $900,000 during 2014 to increase our inventory reserves for price declines, non-RoHS compliant components and slow-moving and excess inventory.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2014, consolidated financial statements representing approximately 67% of current assets and 47% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Net sales were $5,824,000 and $6,268,000 in 2014 and 2013, respectively, representing a decrease of $444,000 or 7.1%.  The decrease was primarily due lower ODM Project sales of $260,000 due to customer initiated design changes.

Gross margins were $1,478,000 and $1,407,000 in 2014 and 2013, respectively, which represented 25.4% and 22.5% of net sales for those periods.

Selling, general and administrative expenses were $2,136,000 and $2,331,000 in 2014 and 2013, respectively, which represented 36.7% and 37.2% of net sales for those periods.  The decrease of $195,000 was primarily due to decreases in operating expenses from closing our Mexico division.

Operating losses were $658,000 and $924,000 in 2014 and 2013, respectively, which represented 11.3% and 14.7% of net sales for those periods.

Net interest expense was $53,000 and $34,000 in 2014 and 2013, respectively.

Income tax provision was $3,000 and $2,000 in 2014 and 2013, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of $1,138,000 and $965,000 in 2014 and 2013, respectively, which represented 19.5% and 15.4% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	Year ended December 31,
	2014	2013

Operating activities	$979,000	$412,000
Investing activities	(259,000)	(167,000)

Cash provided by operating activities increased to $979,000 during 2014, as compared to $412,000 in the prior year.  The increase in cash was primarily due to inventory levels decreasing by $765,000 during 2014.

Cash used in investing activities increased to $259,000 during 2014, as compared to $167,000 in the prior year.

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

Inventory is included and classified as a current asset.  As of December 31, 2014, inventory represented approximately 67% of current assets and 47% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not to be saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2014 and December 31, 2013, and their related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years ended December 31, 2014 and December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2014 and December 31, 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 31, 2015

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$3,470,000	$2,724,000
Accounts receivable, less allowances of $50,000 and $52,000, respectively	534,000	511,000
Inventories, less reserves for obsolescence of $6,582,000, and $5,939,000, respectively	8,486,000	10,151,000
Prepaid expenses and other current assets	127,000	109,000
Total current assets	12,617,000	13,495,000
Property and equipment, net (Note 2)	4,321,000	4,462,000
Other assets (Note 3)	988,000	1,276,000
Total assets	$17,926,000	$19,233,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$396,000	$568,000
Accrued liabilities	240,000	288,000
Current portion of long-term debt from related party (Note 4)	500,000	-
Total current liabilities	1,136,000	856,000
Long-term debt from related party (Note 4)	1,000,000	1,500,000
Total Liabilities	2,136,000	2,356,000

Commitments and contingencies (Notes 5, 8 and 9)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,684,000	10,661,000
Accumulated other comprehensive income	158,000	132,000
Retained earnings	4,832,000	5,959,000
Noncontrolling interest in subsidiary	110,000	119,000
Total Shareholders’ Equity	15,790,000	16,877,000
Total Liabilities and Shareholders’ Equity	$17,926,000	$19,233,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2014	2013

Net sales	$5,824,000	$6,268,000
Cost of goods sold	4,346,000	4,861,000
Gross profit	1,478,000	1,407,000

Selling, general and administrative expenses	2,136,000	2,331,000
Operating loss	(658,000)	(924,000)

Interest expense, net	(53,000)	(34,000)
Loss on investments	(226,000)	(148,000)
Impairment of investment in securities	(305,000)	-
Other income, net	107,000	143,000
Loss before income taxes	(1,135,000)	(963,000)

Income tax provision	(3,000)	(2,000)

Net loss	(1,138,000)	(965,000)
Net loss attributable to noncontrolling interest in subsidiary	(11,000)	(32,000)
Net loss attributable to Taitron Components Inc.	$(1,127,000)	$(933,000)

Net loss per share: Basic & Diluted	$(0.21)	$(0.17)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

Net loss	$(1,138,000)	$(965,000)
Other comprehensive income:
Foreign currency translation adjustment	26,000	4,000
Comprehensive loss	(1,112,000)	(961,000)
Comprehensive loss attributable to noncontrolling interests	(10,000)	(31,000)
Comprehensive loss attributable to Taitron Components Inc.	$(1,102,000)	$(930,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statement of Shareholders’ Equity

For the years ended December 31, 2014 and December 31, 2013

	Class A common stock		Class B common stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Noncontrolling	Total Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2012	4,777,144	$5,000	762,612	$1,000	$10,635,000	$128,000	$6,892,000	$150,000	$17,811,000

Net loss	-	-	-	-	-	-	(933,000)	-	(933,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	4,000	-	-	4,000

Amortization of stock based compensation	-	-	-	-	26,000	-	-	-	26,000

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(31,000)	(31,000)

Balances at December 31, 2013	4,777,144	$5,000	762,612	$1,000	$10,661,000	$132,000	$5,959,000	$119,000	$16,877,000

Net loss	-	-	-	-	-	-	(1,127,000)	-	(1,127,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	26,000	-	-	26,000

Amortization of stock based compensation	-	-	-	-	23,000	-	-	-	23,000

Noncontrolling interest in subsidiary	-	-		-	-	-	-	(9,000)	(9,000)

Balances at December 31, 2014	4,777,144	$5,000	762,612	$1,000	$10,684,000	$158,000	$4,832,000	$110,000	$15,790,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013

Operating Activities:
Net loss including noncontrolling interest	$(1,138,000)	$(965,000)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	155,000	188,000
Provision for inventory reserves	900,000	900,000
Provision for sales returns and doubtful accounts	3,000	11,000
Stock based compensation	23,000	26,000
Loss on investments	226,000	148,000
Impairment of investment in securities	305,000	-
Changes in assets and liabilities:
Restricted cash	-	100,000
Trade accounts receivable	(26,000)	331,000
Inventory	765,000	(65,000)
Prepaid expenses and other current assets	(18,000)	(43,000)
Trade accounts payable	(174,000)	(100,000)
Accrued liabilities	(46,000)	(140,000)
Other assets and liabilities	4,000	21,000
Total adjustments	2,117,000	1,377,000
Net cash provided by operating activities	979,000	412,000

Investing Activities:
Acquisition of property & equipment	(14,000)	(20,000)
Payments for investments in joint ventures	(245,000)	(294,000)
Proceeds from return of investments	-	147,000
Net cash used for investing activities	(259,000)	(167,000)

Impact of exchange rates on cash	26,000	4,000

Net increase in cash and cash equivalents	746,000	249,000
Cash and cash equivalents, beginning of period	2,724,000	2,475,000
Cash and cash equivalents, end of period	$3,470,000	$2,724,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,000	$53,000
Cash paid for income taxes, net	$2,000	$3,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheet as a part of shareholder’s equity with a balance of $110,000 and $119,000 as of December 31, 2014 and 2013, respectively.

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

Grand Shine Management (see Note 3) accounted for approximately 28% and 31% of our net purchases for fiscal years 2014 and 2013, respectively.  Samsung Electro-Mechanics Co. accounted for approximately 8% and 6% of our net purchases for fiscal years 2014 and 2013, respectively.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

In 2014, we had two customers accounting for more than 10% of our net sales, for approximately 27% and 11% and in 2013, only one customer for approximately 41%.

We had two customers accounting for more than 10% of our trade accounts receivable, net of allowances, for approximately 47% and 24% as of December 31, 2014 and for 17% and 14% as of December 31, 2013.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2014 and 2013 amounted to $8,000 and $17,000, respectively.

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

The allowances for sales returns and doubtful accounts at December 31, 2014 and 2013 amounted to $50,000 and $52,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $6,582,000 and $5,939,000 at December 31, 2014 and 2013, respectively.  Based upon our systematic methodology that includes regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory, we increased our reserves by $900,000 for both the years ended December 31, 2014 and 2013.

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $2,000 and $6,000 for the years ended December 31, 2014 and 2013, respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our "major" tax jurisdiction.  With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. Common equivalent shares, consisting primarily of stock options, of approximately 273,000 and 274,000 for the years ended December 31, 2014 and 2013, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Recent Adopted Accounting Pronouncements

On January 1, 2014, we adopted ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under the revised guidance, the entire amount of the cumulative translation adjustment associated with the foreign entity will be released into earnings in the following circumstances: (a) the sale of a subsidiary or group of net assets within a foreign entity that represents a complete or substantially complete liquidation of that entity, (b) the loss of a controlling financial interest in an investment in a foreign entity, or (c) when the accounting for an investment in a foreign entity changes from the equity method to full consolidation. The revised guidance applies prospectively to transactions or events occurring on or after January 1, 2014.

New Accounting Pronouncements Not Yet Adopted

FASB Accounting Standards Update No. 2014-08

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of consolidated operations or consolidated financial condition.

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

2  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2014	2013
Land	$1,297,000	$1,297,000
Buildings and improvements	5,096,000	5,096,000
Furniture and equipment	754,000	756,000
Computer software and equipment	503,000	487,000
Total Property and Equipment	7,650,000	7,636,000
Less: Accumulated depreciation and amortization	(3,329,000)	(3,174,000)
Property and Equipment, net	$4,321,000	$4,462,000

3  -  OTHER ASSETS

Other assets is summarized as follows:

	December 31,
	2014	2013
Investment in securitities	$100,000	$405,000
Investment in joint venture - Grand Shine Mgmt	868,000	849,000
Other	20,000	22,000
Other Assets	$988,000	$1,276,000

Our $100,000 investment in securities as of December 31, 2014 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.  In 2014, due to our estimated valuation assessment, we recognized an impairment loss of $305,000.

Our $868,000 investment in joint venture as of December 31, 2014, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

4  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,
	2014	2013
Secured credit facility from related party	$1,500,000	$1,500,000
Less current portion	(500,000)	-
Long-term debt, less current portion	$1,000,000	$1,500,000

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 5).  On April 12, 2013 we renewed and extended maturities to June 30, 2015 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  The advance history of the credit line is such that on June 3, 2008, we borrowed $500,000, on April 3, 2009, we borrowed $500,000 and on April 1, 2010, we borrowed $500,000.  All advances are due from June 30, 2015 to June 30, 2017.

5  -  RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years 2014 and 2013, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office.  In addition, during each of the years 2014 and 2013, we made payments of $53,000 annually, for interest expense incurred on our outstanding line of credit balance.  See also Note 4.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2014 and 2013, we purchased products in the amount of $61,000 and $35,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

6  -  SHARE BASED COMPENSATION

Our 2005 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the plan.  Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant.  Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan.  The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions as follows for 2014: dividend yield of 0%; expected volatility of 20%; a risk free interest rate of approximately 2.65% and an expected holding period of five years and for 2013: dividend yield of 0%; expected volatility of 40%; a risk free interest rate of approximately 2.13% and an expected holding period of five years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	454,000	$1.35	4.8	$6,220
Granted	20,000	0.92	8.7	-
Forfeited	(78,500)	1.27	-	-
Outstanding at December 31, 2013	395,500	1.34	4.4	$19,300
Granted	78,000	1.02	8.5	3,100
Forfeited	(81,500)	1.53	-	-
Outstanding at December 31, 2014	392,000	1.35	4.2	$5,800
Exercisable at December 31, 2014	272,800

At December 31, 2014, the range of individual weighted average exercise prices was $1.00 to $1.59.

7  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,777,144 issued and outstanding as of December 31, 2014 and 2013.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2014 and 2013, we did not repurchase, nor issue, any shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2014 and 2013.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2014 and 2013, we did not declare any dividends.

8  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2014	2013
Current:
Federal	$-	$-
State	3,000	2,000
	3,000	2,000
Deferred:
Federal	(362,000)	(257,000)
State	(65,000)	(76,000)
Increase in valuation allowance	427,000	333,000
	-	-

Income tax provision	$3,000	$2,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2014	2013
“Expected” income tax benefit	$(386,000)	$(327,000)
State tax expense, net of Federal benefit	2,000	2,000
Foreign (income) loss	10,000	-
Increase in valuation allowance	427,000	333,000
Other	(50,000)	(6,000)
Income tax provision	$3,000	$2,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2014	2013
Deferred tax assets:
Inventory reserves	$2,820,000	$2,544,000
Section 263a adjustment	79,000	82,000
Allowances for bad debts and returns	21,000	22,000
Accrued expenses	23,000	24,000
Asset valuation reserve	187,000	57,000
State net operating loss carry forward	40,000	101,000
Other	226,000	107,000
Total deferred tax assets	3,396,000	2,937,000
Valuation allowance	(3,150,000)	(2,721,000)
	246,000	216,000
Deferred tax liabilities:
Deferred state taxes	(246,000)	(216,000)

Net deferred tax assets	$-	$-

As of December 31, 2014, we had approximately $44,000 and $275,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our "major" tax jurisdiction.  With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2014 and 2013, we have $3,150,000 and $2,721,000 of unrecognized tax benefits, respectively.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2014 and 2013.

9  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2014	2013

Net loss available to common shareholders used in basic and diluted loss per share	$(1,138,000)	$(965,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,756	5,539,756
Basic loss per share (Class A and B shares)	$(0.21)	$(0.17)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,756	5,539,756
Diluted loss per share	$(0.21)	$(0.17)

10  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only our U.S. based employees.  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each of the years ended December 31, 2014 and 2013, employer matching contributions aggregated approximately $34,000 and $35,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 599,303 (or 10.8%) and 545,195 (or 11.4%) shares in Class A common stock of Taitron Components as of December 31, 2014 and 2013, respectively.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

11  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,200,000 as of December 31, 2014.

12  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2014	2013	2014	2013
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,297,000	$5,559,000	$2,966,000	$3,083,000
Mexico	24,000	270,000	142,000	138,000
Brazil	29,000	83,000	-	-
Taiwan	196,000	49,000	245,000	245,000
China	220,000	125,000	968,000	996,000
Canada	24,000	59,000	-	-
Other foreign countries	34,000	123,000	-	-
Total	$5,824,000	$6,268,000	$4,321,000	$4,462,000

13  -  SUBSEQUENT EVENTS

On March 23, 2015, we extended the maturity dates of our secured credit facility (see Note 4) by one (1) year to June 30, 2016 and beyond.  All advances are now due from June 30, 2016 to June 30, 2018.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2014 and 2013 and concluded that, as of December 31, 2014 and 2013, our internal controls over financial reporting were effective.

Management's assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management's assessment report for the year ended December 31, 2014 and 2013.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2015 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

______________________________________________________________________________________

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

TAITRON COMPONENTS INCORPORATED

Dated:  March 31, 2015                                                               By:  /s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated:  March 31, 2015                                                               By:  /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2015
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2015
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2015
Richard Chiang

/s/ Craig Miller	Director	March 31, 2015
Craig Miller

/s/ Felix Sung	Director	March 31, 2015
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2015
David Vanderhorst	(Principal Financial and Accounting Officer)