Form 10-Q
period 2015-03-31
TAITRON COMPONENTS INC
filed 2015-05-15
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2015
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,413,000	$3,470,000
Accounts receivable, less allowances of $47,000 and $50,000, respectively	595,000	534,000
Inventories, less reserves for obsolescence of $6,732,000, and $6,582,000, respectively	8,295,000	8,486,000
Prepaid expenses and other current assets	176,000	127,000
Total current assets	12,479,000	12,617,000
Property and equipment, net	4,275,000	4,321,000
Other assets (Note 4)	900,000	988,000
Total assets	$17,654,000	$17,926,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$454,000	$396,000
Accrued liabilities	240,000	240,000
Current portion of long-term debt from related party (Note 5)	-	500,000
Total current liabilities	694,000	1,136,000
Long-term debt from related party (Note 5)	1,500,000	1,000,000
Total Liabilities	2,194,000	2,136,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,691,000	10,684,000
Accumulated other comprehensive income	151,000	158,000
Retained earnings	4,504,000	4,832,000
Total Shareholders’ Equity - Taitron Components Inc	15,352,000	15,680,000
Noncontrolling interest in subsidiary	108,000	110,000
Total Shareholders’ Equity	15,460,000	15,790,000
Total Liabilities and Shareholders’ Equity	$17,654,000	$17,926,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net sales	$1,291,000	$1,286,000
Cost of goods sold	955,000	1,002,000
Gross profit	336,000	284,000

Selling, general and administrative expenses	601,000	564,000
Operating loss	(265,000)	(280,000)

Interest expense, net	(13,000)	(8,000)
Loss on investments	(87,000)	-
Other income, net	34,000	26,000
Loss before income taxes	(331,000)	(262,000)

Income tax provision	(1,000)	(1,000)

Net loss	(332,000)	(263,000)
Net loss attributable to noncontrolling interest in subsidiary	(3,000)	(3,000)
Net loss attributable to Taitron Components Inc.	$(329,000)	$(260,000)

Net loss per share: Basic & Diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756

Net loss	$(332,000)	$(263,000)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,000)	1,000
Comprehensive loss	(339,000)	(262,000)
Comprehensive loss attributable to noncontrolling interests	(2,000)	(2,000)
Comprehensive loss attributable to Taitron Components Inc.	$(337,000)	$(260,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(332,000)	$(263,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,000	39,000
Provision for sales returns and doubtful accounts	5,000	1,000
Stock based compensation	7,000	7,000
Loss on investments	87,000	-
Changes in assets and liabilities:
Trade accounts receivable	(66,000)	40,000
Inventory	191,000	332,000
Prepaid expenses and other current assets	(49,000)	(47,000)
Trade accounts payable	60,000	(135,000)
Accrued liabilities	(2,000)	(53,000)
Other assets and liabilities	3,000	2,000
Total adjustments	282,000	186,000
Net cash used in operating activities	(50,000)	(77,000)

Impact of exchange rates on cash	(7,000)	1,000

Net decrease in cash and cash equivalents	(57,000)	(76,000)
Cash and cash equivalents, beginning of period	3,470,000	2,724,000
Cash and cash equivalents, end of period	$3,413,000	$2,648,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,000	$9,000
Cash paid for income taxes, net	$3,000	$2,000

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

4 – OTHER ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)

Investment in securities - Zowie Technology	$100,000	$100,000
Investment in joint venture - Grand Shine Mgmt	781,000	868,000
Other	19,000	20,000
Other Assets	$900,000	$988,000

Our $100,000 investment in securities as of March 31, 2015 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $781,000 investment in joint venture as of March 31, 2015, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  As of March 31, 2015 and 2014, we have recorded unrealized loss from investment in Grand Shine Management of $87,000 and $0, respectively

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 25, 2015 we extended maturities by one (1) year to June 30, 2016 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of March 31, 2015 and December 31, 2014, the aggregate outstanding balance on this credit facility was $1,500,000.  On March 23, 2015, we executed a third amendment to the secured credit facility agreement extending the due dates of the unpaid balances to periods from June 30, 2016 to June 30, 2018.

6 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending March 31, 2015 and 2014, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended March 31, 2015 and 2014, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5 for additional details.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	392,500	$1.24	4.8	$13,400
Grants	-
Forfeited	-
Outstanding at March 31, 2015	392,500	1.24	4.6	$14,600
Exercisable at March 31, 2015	272,834	$1.35	3.9	$6,400

At March 31, 2014 the range of individual outstanding weighted average exercise prices was $0.99 to $1.58.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,900,000 as of March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2014.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended March 31, 2015 and 2014 were $5,000 and $1,000, respectively.  The allowance for sales returns and doubtful accounts both at March 31, 2015 and December 31, 2014 aggregated $47,000 and $50,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $8,295,000 and $8,486,000 at March 31, 2015 and December 31, 2014, respectively, which is presented net of valuation allowances of $6,732,000 and $6,582,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2015, consolidated financial statements representing approximately 66% of current assets and 47% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2015 versus 2014.

Net sales in the first quarter of 2015 totaled $1,291,000 versus $1,286,000 in the comparable period for 2014, an increase of $5,000 or 0.4% over the same period last year.

Gross profit for the first quarter of 2015 was $336,000 versus $284,000 in the comparable period for 2014, and gross margin percentage of net sales was 26% in the first quarter of 2015 versus 22% in the comparable period for 2014.

Selling, general and administrative expenses in the first quarter of 2015 totaled $601,000 versus $564,000 in the comparable period for 2014.

Interest expense, net of interest income, was $13,000 for the first quarter of 2015 and $8,000 in the comparable period for 2014.

Other expense, in the first quarter of 2015 was ($53,000) versus income of $26,000 in the comparable period for 2014.  Other expenses for the first quarter of 2015 was primarily derived from investment losses of $87,000 (see note 4).

Income tax provision, was $1,000 for the first quarter of both 2015 and 2014, as we do not expect significant taxable income.

Net loss was $332,000 for the first quarter of 2015 versus $263,000 in the comparable period for 2014, an increase of $69,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows used for operating activities were $50,000 as opposed to $77,000 used in for the three months ending March 31, 2015 and 2014, respectively.  The decrease of $27,000 in cash flows used in operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

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

Date:  May 15, 2015                                                             /s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)