Form 10-Q
period 2015-09-30
TAITRON COMPONENTS INC
filed 2015-11-16
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on October 30, 2015
Class A common stock, $0.001 par value	4,777,144
Class B common stock, $0.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,433,000	$3,470,000
Accounts receivable, less allowances of $45,000 and $50,000, respectively	714,000	534,000
Inventories, less reserves for obsolescence of $7,029,000, and $6,582,000, respectively	8,746,000	8,486,000
Prepaid expenses and other current assets	140,000	127,000
Total current assets	13,033,000	12,617,000
Property and equipment, net	4,249,000	4,321,000
Other assets (Note 4)	777,000	988,000
Total assets	$18,059,000	$17,926,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$907,000	$396,000
Accrued liabilities	282,000	240,000
Current portion of long-term debt from related party (Note 5)	500,000	500,000
Total current liabilities	1,689,000	1,136,000
Long-term debt from related party (Note 5)	1,000,000	1,000,000
Total Liabilities	2,689,000	2,136,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,777,144 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,698,000	10,684,000
Accumulated other comprehensive income	164,000	158,000
Retained earnings	4,397,000	4,832,000
Total Shareholders’ Equity - Taitron Components Inc	15,265,000	15,680,000
Noncontrolling interest in subsidiary	105,000	110,000
Total Shareholders’ Equity	15,370,000	15,790,000
Total Liabilities and Shareholders’ Equity	$18,059,000	$17,926,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,672,000	$1,610,000	$4,484,000	$4,505,000
Cost of goods sold	1,150,000	1,194,000	3,151,000	3,319,000
Gross profit	522,000	416,000	1,333,000	1,186,000

Selling, general and administrative expenses	497,000	525,000	1,581,000	1,630,000
Operating loss	25,000	(109,000)	(248,000)	(444,000)

Interest expense, net	(12,000)	(13,000)	(32,000)	(31,000)
Loss on investments	(66,000)	(60,000)	(208,000)	(158,000)
Other income, net	9,000	20,000	58,000	70,000
Loss before income taxes	(44,000)	(162,000)	(430,000)	(563,000)

Income tax provision	(4,000)	(1,000)	(11,000)	(2,000)

Net loss	(48,000)	(163,000)	(441,000)	(565,000)
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(4,000)	(6,000)	(9,000)
Net loss attributable to Taitron Components Inc.	$(46,000)	$(159,000)	$(435,000)	$(556,000)

Net loss per share: Basic & Diluted	$(0.01)	$(0.03)	$(0.08)	$(0.10)

Weighted average common shares outstanding: Basic & Diluted	5,539,756	5,539,756	5,539,756	5,539,756

Net loss	$(48,000)	$(163,000)	$(441,000)	$(565,000)
Other comprehensive income (loss) :
Foreign currency translation adjustment	12,000	2,000	6,000	3,000
Comprehensive loss	(36,000)	(161,000)	(435,000)	(562,000)
Comprehensive loss attributable to noncontrolling interests	-	(3,000)	(4,000)	(8,000)
Comprehensive loss attributable to Taitron Components Inc.	$(36,000)	$(158,000)	$(431,000)	$(554,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(441,000)	$(565,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	98,000	126,000
Provision for sales returns and doubtful accounts	58,000	3,000
Stock based compensation	14,000	19,000
Loss on investments	208,000	158,000
Changes in assets and liabilities:
Trade accounts receivable	(238,000)	(135,000)
Inventory	(260,000)	1,195,000
Prepaid expenses and other current assets	(13,000)	(9,000)
Trade accounts payable	512,000	(216,000)
Accrued liabilities	41,000	(10,000)
Other assets and liabilities	4,000	1,000
Total adjustments	424,000	1,132,000
Net cash (used in) provided by operating activities	(17,000)	567,000

Investing activities:
Acquisition of property & equipment	(26,000)	(7,000)
Net cash used for investing activities	(26,000)	(7,000)

Impact of exchange rates on cash	6,000	3,000

Net (decrease) increase in cash and cash equivalents	(37,000)	563,000
Cash and cash equivalents, beginning of period	3,470,000	2,724,000
Cash and cash equivalents, end of period	$3,433,000	$3,287,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,000	$39,000
Cash paid for income taxes, net	$9,000	$2,000

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

4 – OTHER ASSETS

	September 30,	December 31,
	2015	2014
	(Unaudited)

Investment in securities - Zowie Technology	$100,000	$100,000
Investment in joint venture - Grand Shine Mgmt	660,000	868,000
Other	17,000	20,000
Other Assets	$777,000	$988,000

Our $100,000 investment in securities as of September 30, 2015 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $660,000 investment in joint venture as of September 30, 2015, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  As of September 30, 2015 and 2014, we have recorded total unrealized loss from investment in Grand Shine Management of $516,000 and $240,000, respectively.

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  On March 25, 2015 we extended maturities by one (1) year to June 30, 2016 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of September 30, 2015 and December 31, 2014, the aggregate outstanding balance on this credit facility was $1,500,000.  On March 23, 2015, we executed a third amendment to the secured credit facility agreement extending the due dates of the unpaid balances to periods from June 30, 2016 to June 30, 2018.

6 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending September 30, 2015 and 2014, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of $13,000 for both of the quarters ended September 30, 2015 and 2014, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5 for additional details.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	392,500	$1.24	4.8	$13,400
Grants	79,000	1.04
Forfeited	(15,500)	1.34
Outstanding at September 30, 2015	456,000	1.20	4.6	$17,900
Exercisable at September 30, 2015	320,333	$1.28	3.7	$6,200

At September 30, 2015 the range of individual outstanding weighted average exercise prices was $0.99 to $1.50.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,700,000 as of September 30, 2015.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended September 30, 2015 and 2014 were $50,000 and $3,000, respectively and for the nine months ended September 30, 2015 and 2014 were $58,000 and $6,000, respectively.  The allowance for sales returns and doubtful accounts at September 30, 2015 and December 31, 2014 aggregated $45,000 and $50,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $8,746,000 and $8,486,000 at September 30, 2015 and December 31, 2014, respectively, which is presented net of valuation allowances of $7,029,000 and $6,582,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our September 30, 2015, consolidated financial statements representing approximately 67% of current assets and 48% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2015 versus 2014.

Net sales in the third quarter of 2015 totaled $1,672,000 versus $1,610,000 in the comparable period for 2014, an increase of $62,000 or 3.9% over the same period last year.

Gross profit for the third quarter of 2015 was $522,000 versus $416,000 in the comparable period for 2014, and gross margin percentage of net sales was 31.2% in the third quarter of 2015 versus 25.8% in the comparable period for 2014.

Selling, general and administrative expenses in the third quarter of 2015 totaled $497,000 versus $525,000 in the comparable period for 2014.

Interest expense, net of interest income, was $12,000 for the third quarter of 2015 versus $13,000 in the comparable period for 2014.

Other income, net of other expense, in the third quarter of 2015 was $9,000 versus $20,000 in the comparable period for 2014.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision, was $4,000 for the third quarter of 2015 versus $1,000 in 2014, as we do not expect significant taxable income.

Net loss was $46,000 for the third quarter of 2015 versus $159,000 in the comparable period for 2014, a decrease of $115,000 resulting from the reasons discussed above.

Nine  Months Ended September 30, 2015 versus Nine  Months Ended September 30, 2014.

Net sales in the nine months ended September 30, 2015 was $4,484,000 versus $4,505,000 in the comparable period for 2014, a decrease of $21,000 or .5% over the same period last year.

Gross profit for the nine  months ended September 30, 2015 was $1,333,000 versus $1,186,000 in the comparable period for 2014, and gross margin percentage of net sales was approximately 29.7% for the nine  months ended September 30, 2015 and 26.3% for 2014, respectively.

Selling, general and administrative (“SG&A”) expenses in the nine months ended September 30, 2015 totaled $1,581,000 versus $1,630,000 in the comparable period for 2014.  The decrease of $49,000 or 3% was primarily attributed to decreases of salaries and benefits.

Interest expense, net of interest income, was $32,000 for the nine months ended September 30, 2015 versus $31,000 in the comparable period for 2014.

Other income, net of other losses, in the nine months ended September 30, 2015 was $58,000 versus $70,000 in the comparable period for 2014.

Income tax provision was $11,000 for the nine months ended September 30, 2015 versus $2,000 in 2014.

Net loss was $435,000 for the nine months ended September 30, 2015 versus $556,000 in the comparable period for 2014, a decrease of $121,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows used in operating activities were $17,000 as opposed to $567,000 provided by for the nine months ending September 30, 2015 and 2014, respectively.  The decrease of $584,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from increased inventory and accounts receivables levels compared to the prior period.

Cash flows used in investing activities were $26,000 and 7,000 used in the nine months ending September 30, 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

As of November 16, 2015, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. – Not applicable.

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

Item 4.  Mine Safety Disclosures. – Not Applicable

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

TAITRON COMPONENTS INCORPORATED

Date: November 16, 2015	By:	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)