Form 10-Q
period 2016-03-31
TAITRON COMPONENTS INC
filed 2016-05-16
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2016
Class A common stock, $0.001 par value	4,768,235
Class B common stock, $0.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,376,000	$3,692,000
Accounts receivable, less allowances of $45,000 and $47,000, respectively	708,000	291,000
Inventories, less reserves for obsolescence of $5,794,000, and $6,582,000, respectively	8,341,000	9,015,000
Prepaid expenses and other current assets	244,000	160,000
Total current assets	12,669,000	13,158,000
Property and equipment, net	4,159,000	4,203,000
Other assets (Note 4)	619,000	688,000
Total assets	$17,447,000	$18,049,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$511,000	$1,039,000
Accrued liabilities	292,000	304,000
Current portion of long-term debt from related party (Note 5)	500,000	500,000
Total current liabilities	1,303,000	1,843,000
Long-term debt from related party (Note 5)	1,000,000	1,000,000
Total Liabilities	2,303,000	2,843,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,768,235 and 4,777,144 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,695,000	10,692,000
Accumulated other comprehensive income	135,000	159,000
Retained earnings	4,202,000	4,245,000
Total Shareholders’ Equity - Taitron Components Inc	15,038,000	15,102,000
Noncontrolling interest in subsidiary	106,000	104,000
Total Shareholders’ Equity	15,144,000	15,206,000
Total Liabilities and Shareholders’ Equity	$17,447,000	$18,049,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net sales	$1,670,000	$1,291,000
Cost of goods sold	1,101,000	955,000
Gross profit	569,000	336,000

Selling, general and administrative expenses	541,000	601,000
Operating income(loss)	28,000	(265,000)

Interest expense, net	(15,000)	(13,000)
Loss on investments	(74,000)	(87,000)
Other income, net	15,000	34,000
Loss before income taxes	(46,000)	(331,000)

Income tax provision	-	(1,000)

Net loss	(46,000)	(332,000)
Net loss attributable to noncontrolling interest in subsidiary	(3,000)	(3,000)
Net loss attributable to Taitron Components Inc.	$(43,000)	$(329,000)

Net loss per share: Basic & Diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding: Basic & Diluted	5,530,847	5,539,756

Net loss	$(46,000)	$(332,000)
Other comprehensive income (loss) :
Foreign currency translation adjustment	(24,000)	(7,000)
Comprehensive loss	(70,000)	(339,000)
Comprehensive loss attributable to noncontrolling interests	2,000	(2,000)
Comprehensive loss attributable to Taitron Components Inc.	$(72,000)	$(337,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net loss	$(46,000)	$(332,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,000	46,000
Provision for sales returns and doubtful accounts	68,000	5,000
Stock based compensation	(5,000)	7,000
Loss on investments	74,000	87,000
Changes in assets and liabilities:
Trade accounts receivable	(485,000)	(66,000)
Inventory	674,000	191,000
Prepaid expenses and other current assets	(84,000)	(49,000)
Trade accounts payable	(523,000)	60,000
Accrued liabilities	(17,000)	(2,000)
Other assets and liabilities	8,000	3,000
Total adjustments	(239,000)	282,000
Net cash used in operating activities	(285,000)	(50,000)

Investing activities:
Acquisition of property & equipment	(7,000)	-
Net cash used for investing activities	(7,000)	-

Impact of exchange rates on cash	(24,000)	(7,000)

Net decrease in cash and cash equivalents	(316,000)	(57,000)
Cash and cash equivalents, beginning of period	3,692,000	3,470,000
Cash and cash equivalents, end of period	$3,376,000	$3,413,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,000	$13,000
Cash paid for income taxes, net	$1,000	$3,000

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

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

3 – RECENT ACCOUNTING DEVELOPMENTS

New Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the “FASB”), which are adopted by the Company as of the specified date.  Unless otherwise discussed, management believes the impact of recently issued standards, some of which are not yet effective, will not have a material impact on its consolidated financial statements upon adoption.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which affects entities that issue share-based payment awards to their employees. The guidance is designed to identify areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2017. Early adoption is permitted.  The Company is currently assessing the impact of this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in the Company providing a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

4 – OTHER ASSETS

	March 31,	December 31,
	2016	2015
	(Unaudited)

Investment in securities - Zowie Technology	$100,000	$100,000
Investment in joint venture - Grand Shine Mgmt	497,000	571,000
Other	22,000	17,000
Other Assets	$619,000	$688,000

Our $100,000 investment in securities as of March 31, 2016 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $497,000 investment in joint venture as of March 31, 2016, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  As of March 31, 2016 and December 31, 2015, we have recorded cumulative unrealized loss from the inception of our investment in Grand Shine Management of $679,000 and $605,000, respectively

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  On March 23, 2015, we executed a third amendment to the secured credit facility agreement extending the due dates of the unpaid balances to periods from June 30, 2016 to June 30, 2018.  As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance on this credit facility was $1,500,000.

6 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending March 31, 2016 and 2015, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of approximately $13,000 for both of the quarters ended March 31, 2016 and 2015, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5 for additional details.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the three months ended March 31, 2016 is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	456,000	$1.20	4.3	$17,000
Grants	-
Forfeited	-
Outstanding at March 31, 2016	456,000	1.20	4.1	$13,200
Exercisable at March 31, 2016	320,333	$1.28	3.2	$2,400

At March 31, 2016 the range of individual outstanding weighted average exercise prices was $0.98 to $1.37.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,200,000 as of March 31, 2016.

9 – SUBSEQUENT EVENTS

On May 5, 2016, the Company’s Board of Directors authorized a dividend policy and declared an initial quarterly cash dividend in the amount of $0.025 per share of Class A and Class B issued and outstanding common stock. The dividend will be paid on May 31, 2016 to stockholders of record as of May 16, 2016.  Under the dividend policy, the Company will target a cash dividend to the Company's stockholders in the amount of $0.10 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2015.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended March 31, 2016 and 2015 were $68,000 and $5,000, respectively.  The allowance for sales returns and doubtful accounts both at March 31, 2016 and December 31, 2015 aggregated $45,000 and $47,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $8,341,000 and $9,015,000 at March 31, 2016 and December 31, 2015, respectively, which is presented net of valuation allowances of $5,794,000 and $6,582,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

We place emphasis on increasing our sales to existing customers through further expansion of the number of different types of discrete components and other integrated circuits in our inventory and by attracting additional contract electronic manufacturers (“CEMs”), OEMs and electronics distributor customers.  In addition, we have developed our ODM service capabilities and added products developed through partnership agreements with offshore solution providers (OEMs and CEMs).

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our March 31, 2016, consolidated financial statements representing approximately 66% of current assets and 48% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2016 versus 2015.

Net sales in the first quarter of 2016 totaled $1,670,000 versus $1,291,000 in the comparable period for 2015, an increase of $379,000 or 29.4% over the same period last year.

Gross profit for the first quarter of 2016 was $569,000 versus $336,000 in the comparable period for 2015, and gross margin percentage of net sales was 34% in the first quarter of 2016 versus 26% in the comparable period for 2015.

Selling, general and administrative expenses in the first quarter of 2016 totaled $541,000 versus $601,000 in the comparable period for 2015.

Interest expense, net of interest income, was $15,000 for the first quarter of 2016 and $13,000 in the comparable period for 2015.

Other income, net, in the first quarter of 2016 was $15,000 versus $34,000 in the comparable period for 2015.

Income tax provision was $0 for the first quarter 2016 versus $1.000 in 2015, as we do not expect significant taxable income.

Net loss was $46,000 for the first quarter of 2016 versus $332,000 in the comparable period for 2015, an decrease of $286,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows used for operating activities were $285,000 as opposed to $50,000 used in for the three months ending March 31, 2016 and 2015, respectively.  The decrease of $235,000 in cash flows used in operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: May 16, 2016	By:	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)