Form 10-Q
period 2016-06-30
TAITRON COMPONENTS INC
filed 2016-08-15
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2016
Class A common stock, $0.001 par value	4,768,235
Class B common stock, $0.001 par value	762,612

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

TAITRON COMPONENTS INCORPORATED
Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,823,000	$3,692,000
Accounts receivable, less allowances of $46,000 and $47,000, respectively	861,000	291,000
Inventories, less reserves for obsolescence of $5,918,000, and $5,674,000, respectively	7,950,000	9,015,000
Prepaid expenses and other current assets	226,000	160,000
Total current assets	12,860,000	13,158,000
Property and equipment, net	4,119,000	4,203,000
Other assets (Note 4)	562,000	688,000
Total assets	$17,541,000	$18,049,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$553,000	$1,039,000
Accrued liabilities	402,000	304,000
Current portion of long-term debt from related party (Note 5)	500,000	500,000
Total current liabilities	1,455,000	1,843,000
Long-term debt from related party (Note 5)	1,000,000	1,000,000
Total Liabilities	2,455,000	2,843,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,768,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,697,000	10,692,000
Accumulated other comprehensive income	131,000	159,000
Retained earnings	4,147,000	4,245,000
Total Shareholders’ Equity - Taitron Components Inc	14,981,000	15,102,000
Noncontrolling interest in subsidiary	105,000	104,000
Total Shareholders’ Equity	15,086,000	15,206,000
Total Liabilities and Shareholders’ Equity	$17,541,000	$18,049,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,932,000	$1,521,000	$3,602,000	$2,812,000
Cost of goods sold	1,245,000	1,046,000	2,346,000	2,001,000
Gross profit	687,000	475,000	1,256,000	811,000

Selling, general and administrative expenses	544,000	483,000	1,085,000	1,084,000
Operating income(loss)	143,000	(8,000)	171,000	(273,000)

Interest expense, net	(7,000)	(7,000)	(22,000)	(20,000)
Loss on investments	(60,000)	(55,000)	(134,000)	(142,000)
Other income, net	12,000	15,000	27,000	49,000
Income(loss) before income taxes	88,000	(55,000)	42,000	(386,000)

Income tax provision	(6,000)	(6,000)	(6,000)	(7,000)

Net income(loss)	82,000	(61,000)	36,000	(393,000)
Net loss attributable to noncontrolling interest in subsidiary	(1,000)	(1,000)	(4,000)	(4,000)
Net income(loss) attributable to Taitron Components Inc.	$83,000	$(60,000)	$40,000	$(389,000)

Net income(loss) per share: Basic & Diluted	$0.01	$(0.01)	$0.01	$(0.07)
Cash dividends declared per common share	$0.025	$-	$0.025	$-

Weighted average common shares outstanding: Basic	5,530,847	5,539,756	5,530,847	5,539,756
Weighted average common shares outstanding: Diluted	5,940,847	5,539,756	5,940,847	5,539,756

Net income(loss)	$82,000	$(61,000)	$36,000	$(393,000)
Other comprehensive income (loss) :
Foreign currency translation adjustment	(4,000)	1,000	(28,000)	(6,000)
Comprehensive income(loss)	78,000	(60,000)	8,000	(399,000)
Comprehensive income(loss) attributable to noncontrolling interests	(1,000)	(2,000)	1,000	(4,000)
Comprehensive income(loss) attributable to Taitron Components Inc.	$79,000	$(58,000)	$7,000	$(395,000)

See accompanying notes to consolidated financial statements..

TAITRON COMPONENTS INCORPORATED
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Operating activities:
Net income(loss)	$36,000	$(393,000)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	90,000	85,000
Provision for sales returns and doubtful accounts	69,000	8,000
Stock based compensation	(3,000)	10,000
Loss on investments	134,000	142,000
Changes in assets and liabilities:
Trade accounts receivable	(639,000)	(123,000)
Inventory	1,065,000	(80,000)
Prepaid expenses and other current assets	(66,000)	(27,000)
Trade accounts payable	(481,000)	431,000
Accrued liabilities	91,000	(6,000)
Other assets and liabilities	7,000	1,000
Total adjustments	267,000	441,000
Net cash provided by operating activities	303,000	48,000

Investing activities:
Acquisition of property & equipment	(6,000)	-
Net cash used for investing activities	(6,000)	-

Financing activities:
Dividend payments	(138,000)	-
Net cash used for investing activities	(138,000)	-

Impact of exchange rates on cash	(28,000)	(6,000)

Net increase in cash and cash equivalents	131,000	42,000
Cash and cash equivalents, beginning of period	3,692,000	3,470,000
Cash and cash equivalents, end of period	$3,823,000	$3,512,000

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

4 – OTHER ASSETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

Investment in securities - Zowie Technology	$100,000	$100,000
Investment in joint venture - Grand Shine Mgmt	437,000	571,000
Other	25,000	17,000
Other Assets	$562,000	$688,000

Our $100,000 investment in securities as of June 30, 2016 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $437,000 investment in joint venture as of June 30, 2016, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  As of June 30, 2016 and December 31, 2015, we have recorded cumulative unrealized loss from the inception of our investment in Grand Shine Management of $739,000 and $605,000, respectively.

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of June 30, 2016 and December 31, 2015, the aggregate outstanding balance on this credit facility was $1,500,000.  Effective on June 30, 2016, we executed a fourth amendment to the secured credit facility agreement extending the due dates of the unpaid balances to periods from between June 30, 2017 to June 30, 2019.

6 – RELATED PARTY TRANSACTIONS

We made payments of approximately $6,000 for both of the quarters ending June 30, 2016 and 2015, to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of approximately $14,000 for both of the quarters ended June 30, 2016 and 2015, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5 for additional details.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	456,000	$1.20	4.3	$17,000
Grants	-
Forfeited	-
Outstanding at June 30, 2016	456,000	1.20	3.8	$26,800
Exercisable at June 30, 2016	320,333	$1.28	2.9	$12,400

At June 30, 2016 the range of individual outstanding weighted average exercise prices was $0.98 to $1.37.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,300,000 as of June 30, 2016.

9 – SUBSEQUENT EVENTS

On August 8, 2016, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock.  The dividend will be paid on August 31, 2016 to stockholders of record as of August 15, 2016.  Under the existing dividend policy announced in May 2016, the Company will target a cash dividend to the Company's stockholders in the amount of $0.10 per share per annum, payable in equal quarterly installments.  Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's stockholders.  The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for both the three months ended June 30, 2016 and 2015 were $3,000 and for the six months ended June 30, 2016 and 2015 were $69,000 and $8,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2016 and December 31, 2015 aggregated $46,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $7,950,000 and $9,015,000 at June 30, 2016 and December 31, 2015, respectively, which is presented net of valuation allowances of $5,918,000 and $5,674,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with Generally Accepted Accounting Principles, we have classified inventory as a current asset in our June 30, 2016, consolidated financial statements representing approximately 62% of current assets and 45% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, strength of the U.S. dollar, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2016 versus 2015.

Net sales in the second quarter of 2016 totaled $1,932,000 versus $1,521,000 in the comparable period for 2015, an increase of $411,000 or 27% over the same period last year.

Gross profit for the second quarter of 2016 was $687,000 versus $475,000 in the comparable period for 2015, and gross margin percentage of net sales was 35.6% in the second quarter of 2016 versus 31.2% in the comparable period for 2015.

Selling, general and administrative expenses in the second quarter of 2016 totaled $544,000 versus $483,000 in the comparable period for 2015.

Interest expense, net of interest income, was $7,000 for the second quarter of 2016 and in the comparable period for 2015.

Other income, net of other expense, in the second quarter of 2016 was $12,000 versus $15,000 in the comparable period for 2015.  Other income was primarily derived from the rental income of available excess office space within our headquarters’ facility in Valencia, CA.

Income tax provision, was $6,000 for the second quarter of 2016 versus $6,000 in 2015, as we do not expect significant taxable income.

Net income was $82,000 for the second quarter of 2016 versus net loss of $61,000 in the comparable period for 2015, an increase of $143,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015.

Net sales in the six months ended June 30, 2016 was $3,602,000 versus $2,812,000 in the comparable period for 2015, an increase of $790,000 or 28.1% over the same period last year.

Gross profit for the six months ended June 30, 2016 was $1,256,000 versus $811,000 in the comparable period for 2015, and gross margin percentage of net sales was approximately 34.9% for the six months ended June 30, 2016 and 28.8% for 2015, respectively.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2016 totaled $1,085,000 versus $1,084,000 in the comparable period for 2015.

Interest expense, net of interest income, was $22,000 for the six months ended June 30, 2016 versus $20,000 in the comparable period for 2015.

Other income, net of other losses, in the six months ended June 30, 2016 was $27,000 versus $49,000 in the comparable period for 2015.

Income tax provision was $6,000 for the six months ended June 30, 2016 versus $7,000 in 2015.

Net income was $40,000 for the six months ended June 30, 2016 versus net loss of $389,000 in the comparable period for 2015, an increase of $429,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.
Cash flows provided by operating activities were $303,000 as opposed to $48,000 for the six months ending June 30, 2016 and 2015, respectively.  The increase of $255,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from reductions of inventory and accounts receivables compared to the prior period.

Cash flows used in investing activities were $6,000 and $0 used in for the six months ending June 30, 2016 and 2015, respectively.

Cash flows used in financing activities were $138,000 and $0 used in for the six months ending June 30, 2016 and 2015, respectively.

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

Off-Balance Sheet Arrangements

As of August 15, 2016, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: August 15, 2016	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)