Form 10-K
period 2016-12-31
TAITRON COMPONENTS INC
filed 2017-03-31
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2016 was approximately $3,200,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2017
Class A common stock, $.001 par value	4,768,235
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2016 annual meeting of shareholders  are incorporated by reference into Part III of this Form 10-K.  The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

TAITRON COMPONENTS INCORPORATED
2016 FORM 10-K ANNUAL REPORT
December 31, 2016

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

PART I

ITEM 1.  BUSINESS.

General

We are primarily a supplier of original designed and manufactured (ODM) services that include value-added engineering and turn-key solutions.  We focus on providing original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) with ODM services for their multi-year turn-key projects (“ODM Projects”) and ODM electronic components (“ODM Components”).  Our product offerings range from discrete semiconductors through small electronic devices.  We also distribute brand name electronic components with a vast inventory available on hand.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico (our Mexico subsidiary sales and distribution operations closed in May 2013) and two divisions in each of Taiwan and China.

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”).  In 2016 and 2015, we offered approximately 41 and 39, respectively, different ODM Products that are manufactured to specifications developed as a result of our ODM services.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers.  At December 31, 2016, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products were $5,400,000 and $3,700,000 in 2016 and 2015, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

“Superstore” Marketing Strategy Change

Since 1997, we have marketed ourselves as the “discrete components superstore,” with an in-depth focus on discrete semiconductors, passive and optoelectronic components and extensive inventory of a wide variety of these products. Our “superstore” strategy consists of carrying a large quantity and variety of components in inventory to meet the rapid delivery requirements of our customers.  Recently, our core strategy has shifted to primarily focus on our ODM Products that require custom services designed for specific applications to OEM customers, and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.  We will continue offering our existing wide variety of components for resale, but these products will be more passively marketed and distributed online for clearance through our website shopping portal, instead of actively through traditional sales agents and distributors.

Customers

We market our ODM services to OEMs. and our electronic components inventory to distributors, OEMs and CEMs.  During each year 2016 and 2015, we distributed our products to approximately 300 customers, however our two largest customers combined accounted for approximately 55% (individually by approximately 45% and 10%) of net sales during 2016 and approximately 47% (individually by approximately 37% and 10%) during 2015.

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

Sales and Marketing Channels

As of March 2, 2017, our sales and marketing department consisted of 8 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

As a result of our marketing strategy change to focus primarily on ODM Products and away from our superstore inventory, we expect our remaining components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally maybe attributed with online shopping.

Suppliers

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

Competition

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

We operate our discrete electronic components business online in a highly competitive environment and face competition from numerous local, regional and national distributors (both in purchasing and selling inventory) and electronic component manufacturers, including some of our own suppliers.  Many of our competitors are more established and have greater name recognition and financial and marketing resources than us.

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

Sales to Asian customers were 5.3% and 9% of our total sales in 2016 and 2015, respectively.

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

Employees

As of March 2, 2017, our company consisted of 20 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as Company’s project design and engineering center and partially as rental property for lease to others, (2) we own 15,000 square feet of office and distribution space through our subsidiary in Mexico – our use of this property ceased in May 2013 (see Part II, Item 8: Note 1 – Summary of Significant Accounting Policies) and is actively marketed for sale and (3) we own 2,500 square feet of office space in Taipei, Taiwan.  We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

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

ITEM 4.  MINE SAFETY DISCLOSURES.    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Capital Market under the symbol “TAIT”.  The quarterly high and low closing stock prices (as reported by Nasdaq) and dividends declared for the last two years were as follows:

	High	Low	Divdends Declared
Fiscal Year Ended December 31, 2015:
First Quarter	$1.08	$0.93	-
Second Quarter	1.05	0.95	-
Third Quarter	1.10	0.92	-
Fourth Quarter	1.02	0.95	-
Fiscal Year Ended December 31, 2016:
First Quarter	$1.02	$0.85	-
Second Quarter	1.05	0.80	$0.025
Third Quarter	1.21	0.99	$0.025
Fourth Quarter	1.28	1.11	$0.025
Fiscal Year Ended December 31, 2017:
First Quarter (through March 3, 2017)	$1.25	$1.15	$0.025

On March 3, 2017, the closing sale price of the Class A common stock as reported by Nasdaq was $1.17 per share.

Record Holders.  As of March 1, 2017, there were 24 registered holders of record of our Class A common stock (holders whose shares of common stock are held in street name are considered in the aggregate as 1 holder) and 1 holder of our Class B common stock, which are not traded.

Dividends and Dividend Policy.     The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors the Board of Directors deems relevant.  We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future.  See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	376,000	$1.07	616,667
Equity compensation plans not approved by security holders	-	-	-
Total	376,000	$1.07	616,667

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2016 and 2015 aggregated $84,000 and $96,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2016 and 2015 aggregated $49,000 and $47,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $5,055,000 and $9,015,000 at December 31, 2016 and 2015, respectively, which is presented net of valuation allowances of $8,537,000 and $5,674,000 at December 31, 2016 and 2015, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

Regulations - Our worldwide operations are subject to local laws and regulations.  As such, of particular interest is the European Union (“EU”) directive relating to the Restriction of Certain Hazardous Substance (“RoHS”).  On July 1, 2006, this directive restricted the distribution of products within the EU containing certain substances, including lead.  At the present time, much of our inventory contains substances prohibited by the RoHS directive.  Further, many of our suppliers are not yet supplying RoHS compliant products.  The legislation is effective and some of our inventory has become obsolete.  Management has estimated the impact of the legislation and have written down or reserved for related inventories based on amounts expected to be realized given all available current information.  Actual amounts realized from the ultimate disposition of related inventories could be different from those estimated.

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $4,585,000 and $3,365,000 allowance against our net deferred tax assets at December 31, 2016 and 2015, respectively.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects.  We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.  As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping.  In 2016, we recorded a $3,640,000 increase to our inventory reserves, compared to a $600,000 increase in 2015.  We believe this significant increase was a reasonable estimate to allow for the potential obsolescence and lower valuation of our vast inventory of electronic component products as a result of the shift in our marketing focus.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2016, consolidated financial statements representing approximately 53% of current assets and 36% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net sales were $6,915,000 and $5,674,000 in 2016 and 2015, respectively, representing an increase of $1,241,000 or 21.9%.  The increase was primarily due higher ODM Project sales due to customer initiated design changes.

Gross profit(loss) was ($748,000) and $1,762,000 in 2016 and 2015, respectively, which represented (10.8%) and 31.1% of net sales for those periods.  The gross profit loss was primarily due to the significant increase to our inventory reserves of $3,640,000 in 2016 as compared to $600,000 in 2015.

Selling, general and administrative expenses were $2,124,000 and $2,101,000 in 2016 and 2015, respectively, which represented 30.7% and 37% of net sales for those periods.  The increase of $23,000 was primarily due to administration expenses.

Operating losses were ($2,872,000) and ($339,000) in 2016 and 2015, respectively, which represented (41.5%) and (6%) of net sales for those periods.  The increase in operating losses was primarily due to the significant increase in our inventory reserves in 2016 to $3,640,000 as compared to $600,000 in 2015.

Net interest expense was $48,000 and $45,000 in 2016 and 2015, respectively.

Income tax provision was $20,000 and $1,000 in 2016 and 2015, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We incurred net losses of ($3,111,000) and ($587,000) in 2016 and 2015, respectively, which represented (45%) and (10.4%) of net sales for those periods.  The increase in our net losses was primarily due to the significant increase in our inventory reserves in 2016 to $3,640,000 as compared to $600,000 in 2015.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015

Operating activities	$1,247,000	$274,000
Investing activities	$(4,000)	$(37,000)
Financing activities	$(914,000)	$(16,000)

Cash provided by operating activities increased to $1,247,000 during 2016, as compared to $274,000 in the prior year.  The increase in cash was primarily due to inventory levels increasing by $320,000 during 2016.

Cash used in investing activities decreased to $4,000 during 2016, as compared to $37,000 in the prior year.

Cash used in financing activities was $914,000 during 2016, as compared to $16,000 in the prior year.

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

Inventory is included and classified as a current asset.  As of December 31, 2016, inventory represented approximately 53% of current assets and 36% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and ShareholdersTaitron Components Incorporated:
We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2016 and December 31, 2015, and their related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2016 and December 31, 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA, LLP

Newport Beach, California
March 31, 2017

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$4,018,000	$3,692,000
Accounts receivable, less allowances of $49,000 and $47,000, respectively	233,000	291,000
Inventories, less reserves for obsolescence of $8,537,000, and $5,674,000, respectively (Note 2)	5,055,000	9,015,000
Prepaid expenses and other current assets	227,000	160,000
Total current assets	9,533,000	13,158,000
Property and equipment, net (Note 3)	4,032,000	4,203,000
Other assets (Note 4)	471,000	688,000
Total assets	$14,036,000	$18,049,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$857,000	$1,039,000
Accrued liabilities	492,000	304,000
Current portion of long-term debt from related party (Note 5)	-	500,000
Total current liabilities	1,349,000	1,843,000
Long-term debt from related party (Note 5)	1,000,000	1,000,000
Total Liabilities	2,349,000	2,843,000

Commitments and contingencies (Notes 6 and 12)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,768,235 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,701,000	10,692,000
Accumulated other comprehensive income	156,000	159,000
Retained earnings	720,000	4,245,000
Total Shareholders’ Equity - Taitron Components Inc	11,583,000	15,102,000
Noncontrolling interest in subsidiary	104,000	104,000
Total Shareholders’ Equity	11,687,000	15,206,000
Total Liabilities and Shareholders’ Equity	$14,036,000	$18,049,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
	Year Ended December 31,
	2016	2015

Net sales	$6,915,000	$5,674,000
Cost of goods sold	7,663,000	3,912,000
Gross profit(loss)	(748,000)	1,762,000

Selling, general and administrative expenses	2,124,000	2,101,000
Operating loss	(2,872,000)	(339,000)

Interest expense, net	(48,000)	(45,000)
Loss on investments	(224,000)	(297,000)
Other income, net	46,000	87,000
Loss before income taxes	(3,098,000)	(594,000)

Income tax provision	(20,000)	(1,000)

Net loss	(3,118,000)	(595,000)
Net loss attributable to noncontrolling interest in subsidiary	(7,000)	(8,000)
Net loss attributable to Taitron Components Inc.	$(3,111,000)	$(587,000)

Net loss per share: Basic & Diluted	$(0.56)	$(0.11)

Weighted average common shares outstanding: Basic & Diluted	5,539,385	5,539,385

Net loss	$(3,118,000)	$(595,000)
Other comprehensive loss :
Foreign currency translation adjustment	(3,000)	1,000
Comprehensive loss	(3,121,000)	(594,000)
Comprehensive loss attributable to noncontrolling interests	-	(6,000)
Comprehensive loss attributable to Taitron Components Inc.	$(3,121,000)	$(588,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statement of Shareholders’ Equity
For the years ended December 31, 2016 and December 31, 2015

						Accumulated
						Other			Total
	Class A common stock		Class B common stock		Additional	Comprehensive	Retained	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2014	4,777,144	$5,000	762,612	$1,000	$10,684,000	$158,000	$4,832,000	$110,000	$15,790,000

Net loss	-	-	-	-	-	-	(587,000)	-	(587,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	1,000	-	-	1,000

Amortization of stock based compensation	-	-	-	-	16,000	-	-	-	16,000

Stock repurchasing	(8,909)	-	-	-	(8,000)	-	-	-	(8,000)

Noncontrolling interest in subsidary	-	-	-	-	-	-	-	(6,000)	(6,000)

Balances at December 31, 2015	4,768,235	$5,000	762,612	$1,000	$10,692,000	$159,000	$4,245,000	$104,000	$15,206,000

Net loss	-	-	-	-	-	-	(3,111,000)	-	(3,111,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(3,000)	-	-	(3,000)

Amortization of stock based compensation	-	-	-	-	9,000	-	-	-	9,000

Cash dividends	-	-	-	-	-	-	(414,000)	-	(414,000)

Noncontrolling interest in subsidary	-	-	-	-	-	-	-	-	-

Balances at December 31, 2016	4,768,235	$5,000	762,612	$1,000	$10,701,000	$156,000	$720,000	$104,000	$11,687,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Operating activities:
Net loss	$(3,118,000)	$(595,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175,000	155,000
Provision for inventory reserves	3,640,000	600,000
Provision for sales returns and doubtful accounts	77,000	96,000
Stock based compensation	1,000	24,000
Loss on investments	224,000	297,000
Changes in assets and liabilities:
Trade accounts receivable	(19,000)	147,000
Inventory	320,000	(1,129,000)
Prepaid expenses and other current assets	(67,000)	(33,000)
Trade accounts payable	(182,000)	640,000
Accrued liabilities	188,000	67,000
Other assets and liabilities	8,000	5,000
Total adjustments	4,365,000	869,000
Net cash provided by operating activities	1,247,000	274,000

Investing activities:
Acquisition of property & equipment	(4,000)	(37,000)
Net cash used for investing activities	(4,000)	(37,000)

Financing activities:
Payments on notes payables	(500,000)	-
Cash dividends	(414,000)	-
Repurchase of Class A common stock	-	(16,000)
Net cash used for financing activities	(914,000)	(16,000)

Impact of exchange rates on cash	(3,000)	1,000

Net increase in cash and cash equivalents	326,000	222,000
Cash and cash equivalents, beginning of period	3,692,000	3,470,000
Cash and cash equivalents, end of period	$4,018,000	$3,692,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,000	$53,000
Cash paid for income taxes, net	$1,000	$9,000
See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of business
We are primarily a supplier of original designed and manufactured (ODM) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices.  Our services include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM services for their multi-year turn-key projects (“ODM Projects”).  We also distribute brand name electronic components with a vast inventory available on hand.  We are incorporated in California, and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013) and divisions in Taiwan and China which were established in 1998, 1996 and 2005, respectively.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheet as a part of shareholder’s equity with a balance of $104,000 as of both December 31, 2016 and 2015.

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

Grand Shine Management (see Note 4) accounted for approximately 30% and 33% of our net purchases for fiscal years 2016 and 2015, respectively.  Samsung Electro-Mechanics Co. accounted for approximately 5% of our net purchases for each fiscal year 2016 and 2015.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

In 2016, we had two customers accounting for more than 10% of our net sales, for approximately 44% and 10% and in 2015, for approximately 37% and 10%.

As of December 31, 2016, we had three customers accounting for more than 10% of our trade accounts receivable, net of allowances, ranging between approximately 13% and 85% and as of December 31, 2015 we had four customers ranging between approximately 12% and 16%.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2016 and 2015 amounted to $84,000 and $96,000, respectively.

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

The allowances for sales returns and doubtful accounts at December 31, 2016 and 2015 amounted to $49,000 and $47,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $8,537,000 and $5,674,000 at December 31, 2016 and 2015, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or market, slow-moving inventory and potential obsolescence, we increased our reserves by $3,640,000 and $600,000 for the years ended December 31, 2016 and 2015, respectively (see Note 2 – Inventory).

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

Investments

Investments are accounted for using the equity method if the investment provides us the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate.

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $2,000 and $5,000 for the years ended December 31, 2016 and 2015, respectively.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the U.S. federal and California as our “major” tax jurisdiction.  With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.  However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Net Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares, consisting primarily of stock options, of approximately 354,000 and 341,000 for the years ended December 31, 2016 and 2015, respectively, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

Business Segments

We operate in one industry, the business of supplying ODM products and the distribution of electronic components.  Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments.  See Note 12 to the consolidated financial statements Geographic Information, for additional information.

2  -  INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or market.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $8,537,000 and $5,674,000 at December 31, 2016 and 2015, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or market and slow-moving inventory, we increased our reserves by $3,640,000 and $600,000 for the years ended December 31, 2016 and 2015, respectively.

In 2016, we recorded a $3,640,000 increase to our inventory reserves.  We believe this significant increase was a reasonable estimate to allow for the potential obsolescence and lower valuation of our vast inventory of electronic component products as a result of the shift in our marketing focus.  Historically, under our superstore strategy, these types of products were intentionally held in large quantities for the rapid delivery distribution requirements of our customers.  However, with the shift in our marketing strategy to primarily focus on our custom products designed for specific applications to OEM customers, and away from marketing our superstore strategy, our remaining component inventory will be more passively marketed and distributed online through our website shopping portal at potentially lower rates due to the pricing pressures normally attributed with online shopping.  Based upon this change to our primary ongoing marketing efforts, we believe the reserve increase for existing inventory was necessary for 2016.

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2016	2015
Land	$1,297,000	$1,297,000
Buildings and improvements	5,096,000	5,096,000
Furniture and equipment	749,000	748,000
Computer software and hardware	549,000	546,000
Total Property and Equipment	7,691,000	7,687,000
Less: Accumulated depreciation and amortization	(3,659,000)	(3,484,000)
Property and Equipment, net	$4,032,000	$4,203,000

4  -  OTHER ASSETS

The following table presents a summary rollforward of other assets:

	Investment in securities - Zowie Technology	Investment in joint venture - Grand Shine Mgmt	Other	Other Assets Total

Balance at December 31, 2014	$100,000	$868,000	$20,000	$988,000
Net unrealized investment losses during the period	-	(297,000)	-	(297,000)
Other changes	-	-	(3,000)	(3,000)
Balance at December 31, 2015	100,000	571,000	17,000	688,000
Net unrealized investment losses during the period	-	(224,000)	-	(224,000)
Other changes	-	-	7,000	7,000
Balance at December 31, 2016	$100,000	$347,000	$24,000	$471,000

Our $100,000 investment in securities as of December 31, 2016 relates to our ownership of 1,037,739 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment relates to approximately 9.2% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.  In 2014, due to our estimated valuation assessment, we recognized an impairment loss of $305,000.

Our $347,000 investment in joint venture as of December 31, 2016, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.

5  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,	December 31,
	2016	2015

Secured credit facility from related party	$1,000,000	$1,500,000
Less current portion	-	(500,000)
Long-term debt, less current portion	$1,000,000	$1,000,000

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 6).  On August 11, 2016 we renewed and extended maturities to June 30, 2017 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  The current outstanding balance advance history of the credit line is such that April 3, 2009, we borrowed $500,000 (due June 30, 2018) and on April 1, 2010, we borrowed $500,000 (due June 30, 2019).

6 – RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years 2016 and 2015, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office.  In addition, during each of the years 2016 and 2015, we made payments of $53,000 annually, for interest expense incurred on our outstanding line of credit balance.  See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2016 and 2015, we purchased products in the amount of $206,000 and $71,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

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

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	392,500	$1.24	4.8	$13,400
Grants	79,000	1.04
Forfeited	(15,500)	1.34
Outstanding at December 31, 2015	456,000	1.20	4.6	$17,000
Grants
Forfeited	(80,000)
Outstanding at December 31, 2016	376,000	1.07	4.1	$71,639
Exercisable at December 31, 2016	298,333	$1.08	3.7	$44,044

At December 31, 2016, the range of individual weighted average exercise prices was $.98 to $1.10 and the unamortized compensation expense was approximately $10,000.

8  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,768,235 issued and outstanding as of December 31, 2016 and 2015.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2016 we did not repurchase, nor issue, any shares of our Class A common stock.  During 2015, we repurchased and cancelled 8,909 shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2016 and 2015.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2016 we declared and paid quarterly dividends at $.025 per share.  During 2015, we did not declare any dividends.

9  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2016	2015
Current:
Federal	$-	$-
Foreign	18,000	-
State	2,000	1,000
	20,000	1,000
Deferred:
Federal	(955,000)	(176,000)
State	(265,000)	(39,000)
Increase in valuation allowance	1,220,000	215,000
	-	-

Income tax provision	$20,000	$1,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2016	2015
“Expected” income tax benefit	$(1,059,000)	$(202,000)
State tax expense, net of Federal benefit	1,000	1,000
Foreign loss	6,000	6,000
Increase in valuation allowance	1,220,000	215,000
Foreign tax expense	18,000	-
Other	(166,000)	(19,000)
Income tax provision	$20,000	$1,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2016	2015
Deferred tax assets:
Inventory reserves	$3,657,000	$2,431,000
Section 263a adjustment	69,000	74,000
Allowances for bad debts and returns	21,000	20,000
Accrued expenses	29,000	22,000
Asset valuation reserve	542,000	187,000
State net operating loss carry forward	521,000	526,000
Other	96,000	365,000
Total deferred tax assets	4,935,000	3,625,000
Valuation allowance	(4,585,000)	(3,365,000)
	350,000	260,000
Deferred tax liabilities:
Deferred state taxes	(350,000)	(260,000)

Net deferred tax assets	$-	$-

As of December 31, 2016, we had approximately $1,197,000 and $1,286,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our “major” tax jurisdiction.  With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits.  At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2016 and 2015, we have $4,585,000 and $3,365,000 of unrecognized tax benefits, respectively.  We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations.  We have incurred no interest or penalties as of December 31, 2016 and 2015.

10  -  NET LOSS PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing loss per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2016	2015

Net loss available to common shareholders used in basic and diluted loss per share	$(3,118,000)	$(595,000)
Weighted average number of common shares used in basic loss per share (Class A and B shares)	5,539,385	5,539,385
Basic loss per share (Class A and B shares)	$(0.56)	$(0.11)

Effect of dilutive securities:
Options	-	-
Weighted average number of common shares and dilutive potential common shares used in diluted loss per share (Class A and B shares)	5,539,385	5,539,385
Diluted loss per share	$(0.56)	$(0.11)

11  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only our U.S. based employees.  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each year ended December 31, 2016 and 2015, employer matching contributions aggregated approximately $28,000.

Participants in the Plan, through self-directed brokerage accounts, held 929,203 (or 19.5%) and 850,833 (or 17.8%) shares in Class A common stock of Taitron Components as of December 31, 2016 and 2015, respectively.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,400,000 as of December 31, 2016.

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2016	2015	2016	2015
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$6,342,000	$4,952,000	$2,717,000	$2,883,000
Mexico	36,000	15,000	169,000	155,000
Brazil	16,000	21,000	-	-
Taiwan	27,000	195,000	228,000	242,000
China	324,000	268,000	918,000	923,000
Canada	12,000	13,000	-	-
Other foreign countries	158,000	210,000	-	-
Total	$6,915,000	$5,674,000	$4,032,000	$4,203,000

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2016 and 2015 and concluded that, as of December 31, 2016 and 2015, our internal controls over financial reporting were effective.

Management’s assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management’s assessment report for the year ended December 31, 2016 and 2015.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2017 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2017	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: March 31, 2017	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2017
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2017
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2017
Richard Chiang

/s/ Craig Miller	Director	March 31, 2017
Craig Miller

/s/ Felix Sung	Director	March 31, 2017
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2017
David Vanderhorst	(Principal Financial and Accounting Officer)