Form 10-Q
period 2017-06-30
TAITRON COMPONENTS INC
filed 2017-08-14
CIK 942126

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on July 31, 2017
Class A common stock, $0.001 par value	4,808,235
Class B common stock, $0.001 par value	762,612

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,707,000	$4,018,000
Accounts receivable, less allowances of $47,000 and $49,000, respectively	737,000	233,000
Inventories, less reserves for obsolescence of $8,630,000, and $8,537,000, respectively (Note 3)	5,169,000	5,055,000
Prepaid expenses and other current assets	326,000	227,000
Total current assets	9,939,000	9,533,000
Property and equipment, net	3,939,000	4,032,000
Other assets (Note 4)	494,000	471,000
Total assets	$14,372,000	$14,036,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$947,000	$857,000
Accrued liabilities	484,000	492,000
Current portion, long-term debt (Note 5)	500,000	-
Total current liabilities	1,931,000	1,349,000
Long-term debt from related party (Note 5)	500,000	1,000,000
Total Liabilities	2,431,000	2,349,000

Commitments and contingencies (Notes 6 and 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,808,235 and 4,768,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,743,000	10,701,000
Accumulated other comprehensive income	129,000	156,000
Retained earnings	961,000	720,000
Total Shareholders’ Equity - Taitron Components Inc	11,839,000	11,583,000
Noncontrolling interest in subsidiary	102,000	104,000
Total Shareholders’ Equity	11,941,000	11,687,000
Total Liabilities and Shareholders’ Equity	$14,372,000	$14,036,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations and Comprehensive Income(Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,773,000	$1,932,000	$3,940,000	$3,602,000
Cost of goods sold	1,016,000	1,245,000	2,310,000	2,346,000
Gross profit	757,000	687,000	1,630,000	1,256,000

Selling, general and administrative expenses	542,000	544,000	1,082,000	1,085,000
Operating income	215,000	143,000	548,000	171,000

Interest expense, net	(11,000)	(7,000)	(20,000)	(22,000)
Loss on investments	(19,000)	(60,000)	(73,000)	(134,000)
Other income, net	31,000	12,000	60,000	27,000
Income before income taxes	216,000	88,000	515,000	42,000

Income tax provision	(1,000)	(6,000)	(1,000)	(6,000)

Net income	215,000	82,000	514,000	36,000
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(1,000)	(3,000)	(4,000)
Net income attributable to Taitron Components Inc.	$217,000	$83,000	$517,000	$40,000

Net income per share: Basic & Diluted	$0.04	$0.01	$0.09	$0.01
Cash dividends declared per common share	$0.025	$0.025	$0.05	$0.025

Weighted average common shares outstanding: Basic	5,540,847	5,530,847	5,550,847	5,530,847
Weighted average common shares outstanding: Diluted	5,841,847	5,940,847	5,907,847	5,940,847

Net income	$215,000	$82,000	$514,000	$36,000
Other comprehensive income (loss) :
Foreign currency translation adjustment	(9,000)	(4,000)	(27,000)	(28,000)
Comprehensive income(loss)	206,000	78,000	487,000	8,000
Comprehensive income(loss) attributable to noncontrolling interests	(2,000)	(1,000)	(2,000)	1,000
Comprehensive income attributable to Taitron Components Inc.	$208,000	$79,000	$489,000	$7,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$514,000	$36,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,000	90,000
Provision for sales returns and doubtful accounts	148,000	69,000
Stock based compensation	2,000	(3,000)
Loss on investments	73,000	134,000
Changes in assets and liabilities:
Trade accounts receivable	(652,000)	(639,000)
Inventories	(114,000)	1,065,000
Prepaid expenses and other current assets	(99,000)	(66,000)
Trade accounts payable	90,000	(481,000)
Accrued liabilities	(8,000)	91,000
Other assets and liabilities	(2,000)	7,000
Total adjustments	(444,000)	267,000
Net cash provided by operating activities	70,000	303,000

Investing activities:
Acquisition of property & equipment	(25,000)	(6,000)
Investment in securities	(93,000)	-
Net cash used for investing activities	(118,000)	(6,000)

Financing activities:
Dividend payments	(276,000)	(138,000)
Proceeds from stock options exercised	40,000	-
Net cash used for financing activities	(236,000)	(138,000)

Impact of exchange rates on cash	(27,000)	(28,000)

Net decrease in cash and cash equivalents	(311,000)	131,000
Cash and cash equivalents, beginning of period	4,018,000	3,692,000
Cash and cash equivalents, end of period	$3,707,000	$3,823,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,000	$28,000
Cash paid for income taxes, net	$3,000	$1,000

See accompanying notes to condensed consolidated financial statements (unaudited).

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $5,169,000 and $5,055,000 at June 30, 2017 and December 31, 2016, respectively, which is presented net of valuation allowances of $8,630,000 and $8,537,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

4 – OTHER ASSETS

	June 30,	December 31,
	2017	2016
	(Unaudited)

Investment in securities - Zowie Technology	$193,000	$100,000
Investment in joint venture - Grand Shine Mgmt	274,000	347,000
Other	27,000	24,000
Other Assets	$494,000	$471,000

Our $193,000 investment in securities as of June 30, 2017 relates to our ownership of 1,322,552 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 8.9% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $274,000 investment in joint venture as of June 30, 2017, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method basis of accounting.  As of June 30, 2017 and December 31, 2016, we have recorded cumulative unrealized loss from the inception of our investment in Grand Shine Management of $902,000 and $829,000, respectively.

5 – LONG-TERM DEBT FROM RELATED PARTY

Secured credit facility - On April 21, 2008 we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  On August 11, 2016 we renewed and extended maturities to June 30, 2018 and beyond. As of June 30, 2017 and December 31, 2016, the aggregate outstanding balance on this credit facility was $1,000,000.

6 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $6,000 for both of the quarters ending June 30, 2017 and 2016.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of approximately $11,000 and $13,000 for the quarters ended June 30, 2017 and 2016, respectively, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 5.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 5.

7 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The option activity during the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	376,000	$1.07	4.1	$72,000
Grants	-	-	-	-
Exercised	(40,000)
Forfeited	(5,000)	-	-	-
Outstanding at June 30, 2017	331,000	1.08	4.0	$189,000
Exercisable at June 30, 2017	304,666	$1.08	3.9	$153,000

At June 30, 2017 the range of individual outstanding weighted average exercise prices was $0.98 to $1.10.

8 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,600,000 as of June 30, 2017.

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

Revenue Recognition – Revenue is recognized upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended June 30, 2017 and 2016 were $36,000 and $3,000, respectively and for the six months ended June 30, 2017 and 2016 were $148,000 and $69,000, respectively.  The allowance for sales returns and doubtful accounts at June 30, 2017 and December 31, 2016 aggregated $47,000 and $49,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or estimated market value.  We had inventory balances in the amount of $5,169,000 and $5,055,000 at June 30, 2017 and December 31, 2016, respectively, which is presented net of valuation allowances of $8,630,000 and $8,537,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or estimated market value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our June 30, 2017, condensed consolidated financial statements representing approximately 52% of current assets and 36% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2017 versus 2016.

Net sales in the second quarter of 2017 totaled $1,773,000 versus $1,932,000 in the comparable period for 2016, a decrease of $159,000 or 8.2% over the same period last year.

Gross profit for the second quarter of 2017 was $757,000 versus $687,000 in the comparable period for 2017, and gross margin percentage of net sales was 42.7% in the second quarter of 2017 versus 35.6% in the comparable period for 2016.

Selling, general and administrative expenses in the second quarter of 2017 totaled $542,000 versus $544,000 in the comparable period for 2016.

Interest expense, net of interest income, was $11,000 for the second quarter of 2017 and $7,000 in the comparable period for 2016.

Other income, net of other expense, in the second quarter of 2017 was $31,000 versus $12,000 in the comparable period for 2016.  Other income was primarily derived from the rental income of excess space at our headquarters’ facility in Valencia, CA.

Income tax provision was $1,000 for the second quarter of 2017 and $6,000 in 2016, as we do not expect significant taxable income.

Net income was $215,000 for the second quarter of 2017 versus $82,000 in the comparable period for 2016, an increase of $133,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016.

Net sales in the six months ended June 30, 2017 was $3,940,000 versus $3,602,000 in the comparable period for 2016, an increase of $338,000 or 9.4% over the same period last year.

Gross profit for the six months ended June 30, 2017 was $1,630,000 versus $1,256,000 in the comparable period for 2016, and gross margin percentage of net sales was approximately 41.4% for the six months ended June 30, 2017 and 34.9% for 2016, respectively.

Selling, general and administrative (“SG&A”) expenses in the six months ended June 30, 2017 totaled $1,082,000 versus $1,085,000 in the comparable period for 2016.

Interest expense, net of interest income, was $20,000 for the six months ended June 30, 2017 versus $22,000 in the comparable period for 2016.

Other income, net of other losses, in the six months ended June 30, 2017 was $60,000 versus $27,000 in the comparable period for 2016.

Income tax provision was $1,000 for the six months ended June 30, 2017 versus $6,000 in 2016.

Net income was $514,000 for the six months ended June 30, 2017 versus $36,000 in the comparable period for 2016, an increase of $478,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $70,000 as opposed to $303,000 in the six months ending June 30, 2017 and 2016, respectively.  The decrease of $233,000 in cash flows used in operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from net income and reductions of accounts payables compared to the prior period.

Cash flows used in investing activities were $118,000 and $6,000 for the six months ending June 30, 2017 and 2016, respectively.

Cash flows used in financing activities were $236,000 and $138,000 for the six months ending June 30, 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements

As of August 14, 2017, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2017	By:	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)