Form 10-K
period 2017-12-31
TAITRON COMPONENTS INC
filed 2018-04-02
CIK 942126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the registrant’s most recently completed second fiscal quarter ended June 30, 2017 was approximately $4,900,000.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2018
Class A common stock, $.001 par value	4,808,235
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2017 annual meeting of shareholders  are incorporated by reference into Part III of this Form 10-K.  The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

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

PART I

ITEM 1.  BUSINESS.

General

We are primarily a supplier of original designed and manufactured (ODM) services that include value-added engineering and turn-key solutions.  We focus on providing original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) with ODM services for their multi-year turn-key projects (“ODM Projects”) and ODM electronic components (“ODM Components”).  Our product offerings range from discrete semiconductors through small electronic devices.  We also distribute brand name electronic components with a vast inventory available on hand.  We are incorporated in California and were originally formed in 1989.  We maintain a majority-owned subsidiary in Mexico (our Mexico subsidiary sales and distribution operations closed in May 2013) and two divisions in each of Taiwan and China.

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”).  In 2017 and 2016, we offered approximately 22 and 41, respectively, different ODM Products that are manufactured to specifications developed as a result of our ODM services.  Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers.  At December 31, 2017, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers.  However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

ODM Projects

Our ODM Projects are custom made and are marketed in specific industries such as: wild animal feeders, timers for DC motors, public street light controllers, LED modules for swimming pools and water fountain lights, LED headlamps for vacuum cleaners, battery testers, universal remote-control devices and battery chargers.

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

Service Strategy and ODM Products

We offer value-added ODM services to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China.  The sales of our ODM Products were $6,000,000 and $5,200,000 in 2017 and 2016, respectively.  Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) assist us with this program by providing us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

By offering application engineering service to current customers, we are often involved in reviewing their bill of materials (BOMs) and circuit diagrams.  Based upon their credit history, type of products, production volume, profitability of the industry and circuit schematics, we offer different solutions for quality improvement, additional functions and cost savings throughout the re-design processes such as component replacement, digital circuit instead of analog circuit, microprocessor instead of logic circuit, integrated circuit instead of discrete components.  Our preference is to target low but increasing volume, high margin, stable demand, profitable and specialty products, and financially stable customers who know how to market their products. Our strengths are microprocessor programming, power supply, power management, LED message sign, RF transmission and receiving, encoder and decoder, remote controller, DC motor control and power amplifier.  In many cases, we have been able to take advantage of our component distribution capability by using current stock to reduce lead time and choosing the low-cost components we currently sell.  We depend on our outsourcing partners in mold design, plastic injection, metal stamping, wire hardness and final assembly.  We ask between 15% to 30% down payment before accepting a purchase order and offer customers 30 to 60 days payment terms.  All purchasing orders must have a firm delivery schedule under a non-cancelable and non-returnable (NCNR) agreement.  To reduce the manufacturing and handling cost, we arrange production of the same model once a year and keep product in our warehouse to be released according to the predetermined schedule.

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

Customers

We market our ODM services to OEMs and our electronic components inventory to distributors, OEMs and CEMs.  During each of 2017 and 2016, we distributed our products to approximately 300 customers, however our two largest customers combined accounted for approximately 51% (individually by approximately 38% and 13%) of net sales during 2017 and approximately 55% (individually by approximately 45% and 10%) during 2016.

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

Sales and Marketing Channels

As of March 2, 2018, our sales and marketing department consisted of 8 employees.  We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

As a result of our marketing strategy change to focus primarily on ODM Products and away from our superstore inventory, we expect our remaining components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally maybe attributed with online shopping.

Suppliers

In connection with our ODM services, we have built special partnership agreements with a few selected system integration companies in China.  These agreements ensure the quality of the products and services and also provide a warranty on our finished products.  Most of the projects involve multiple years of cooperation among components suppliers, overseas partners and the end customers in the US, and therefore, increase business stability and reduce the financial risk of excess inventory.

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

Sales to Asian customers were 10% and 5.3% of our total sales in 2017 and 2016, respectively.

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

Employees

As of March 2, 2018, our company consisted of 18 employees, all of whom are employed on a full time basis.  None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 4.  MINE SAFETY DISCLOSURES.        Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the Nasdaq Capital Market under the symbol “TAIT”.  The quarterly high and low closing stock prices (as reported by Nasdaq) and dividends declared for the last two years were as follows:

	High	Low	Dividends Declared
Fiscal Year Ended December 31, 2016:
First Quarter	$1.02	$0.85	-
Second Quarter	1.05	0.80	$0.025
Third Quarter	1.21	0.99	$0.025
Fourth Quarter	1.28	1.11	$0.025
Fiscal Year Ended December 31, 2017:
First Quarter	$1.25	$1.15	$0.025
Second Quarter	1.80	1.13	$0.025
Third Quarter	1.85	1.54	$0.025
Fourth Quarter	1.77	1.53	$0.025
Fiscal Year Ended December 31, 2018:
First Quarter (through March 2, 2018)	$1.71	$1.47	$0.025

On March 2, 2018, the closing sale price of the Class A common stock as reported by Nasdaq was $1.54 per share.

Record Holders.  As of March 2, 2018, there were 22 registered holders of record of our Class A common stock (holders whose shares of common stock are held in street name are considered in the aggregate as 1 holder) and 1 holder of our Class B common stock, which is not traded.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	331,000	$1.08	621,667
Equity compensation plans not approved by security holders	-	-	-
Total	331,000	$1.08	621,667

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

Revenue Recognition – We recognize revenue when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the years ended December 31, 2017 and 2016 aggregated $200,000 and $84,000, respectively.  The allowance for sales returns and allowances and doubtful accounts at December 31, 2017 and 2016 aggregated $40,000 and $49,000, respectively.  We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value.  We had inventory balances in the amount of $4,990,000 and $5,055,000 at December 31, 2017 and 2016, respectively, which is presented net of valuation allowances of $7,848,000 and $8,537,000 at December 31, 2017 and 2016, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

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

Deferred Taxes – We review the nature of each component of our deferred income taxes for reasonableness.  If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination.  We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized.  We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed.  However, due to the continued net losses, we have fully reserved a $3,018,000 and $4,585,000 allowance against our net deferred tax assets at December 31, 2017 and 2016, respectively.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects.  We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.  As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping.  In 2017, we recorded a $180,000 increase to our inventory reserves, compared to a $3,640,000 increase in 2016.  We believe the significant 2016 increase was a reasonable estimate to allow for the potential obsolescence and lower valuation of our vast inventory of electronic component products as a result of the shift in our marketing focus.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2017, consolidated financial statements representing approximately 54% of current assets and 37% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations
The Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net sales were $7,622,000 and $6,915,000 in 2017 and 2016, respectively, representing an increase of $707,000 or 10.2%.  The increase was primarily due to higher ODM Project sales.

Gross profit(loss) was $3,000,000 and ($748,000) in 2017 and 2016, respectively, which represented 39.4% and (10.8%) of net sales for those periods.  The gross loss in 2016 was primarily due to the significant increase to our inventory reserves of $3,640,000.

Selling, general and administrative expenses were $2,209,000 and $2,124,000 in 2017 and 2016, respectively, which represented 28.9% and 30.7% of net sales for those periods.  The increase of $85,000 was primarily due to travel expenses and professional fees.

Operating income(loss) was $791,000 and ($2,872,000) in 2017 and 2016, respectively, which represented 10.4% and (41.5%) of net sales for those periods.  The operating losses in 2016 was primarily due to the significant increase in our inventory reserves in 2016 of $3,640,000.

Net interest expense was $38,000 and $48,000 in 2017 and 2016, respectively.

Income tax provision was $5,000 and $20,000 in 2017 and 2016, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

We recognized net income(losses) of $701,000 and ($3,111,000) in 2017 and 2016, respectively, which represented 9.2% and (45%) of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated promissory notes and issuance of equity securities.  A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016

Operating activities	$388,000	$1,247,000
Investing activities	$(130,000)	$(4,000)
Financing activities	$(1,014,000)	$(914,000)

Cash provided by operating activities decreased to $388,000 during 2017, as compared to $1,247,000 in the prior year.  The decrease in cash was primarily due to trade accounts receivable levels increasing by $935,000 during 2017.

Cash used in investing activities increased to $130,000 during 2017, as compared to $4,000 in the prior year.  The increase was primarily due to our additional $93,000 investment in Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets).

Cash used in financing activities was $1,014,000 during 2017, as compared to $914,000 in the prior year.  The increase was primarily due to our 2017 cash dividends payments included four quarters, as compared to 2016 only included three quarters (see Part II, Item 5: Market Information, for more information on our quarterly dividends declared).

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

Inventory is included and classified as a current asset.  As of December 31, 2017, inventory represented approximately 54% of current assets and 37% of total assets.  However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame.  Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
 Taitron Components Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California
April 2, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Taitron Components Incorporated:

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated and Subsidiary (the “Company”) as of December 31, 2016 and their related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Taitron Components Incorporated and Subsidiary as of December 31, 2016 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON & CHIA LLP

Newport Beach, California
March 31, 2017

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$3,250,000	$4,018,000
Accounts receivable, less allowances of $40,000 and $49,000, respectively	978,000	233,000
Inventories, less reserves for obsolescence of $7,848,000, and $8,537,000, respectively (Note 2)	4,990,000	5,055,000
Prepaid expenses and other current assets	80,000	73,000
Total current assets	9,298,000	9,379,000
Property and equipment, net (Note 3)	3,866,000	4,032,000
Other assets (Note 4)	403,000	471,000
Total assets	$13,567,000	$13,882,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$848,000	$857,000
Accrued liabilities	358,000	338,000
Total current liabilities	1,206,000	1,195,000
Long-term debt from related party (Note 5)	500,000	1,000,000
Total Liabilities	1,706,000	2,195,000

Commitments and contingencies (Notes 6, 11 and 12)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,808,235 and 4,768,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,744,000	10,701,000
Accumulated other comprehensive income	144,000	156,000
Retained earnings	867,000	720,000
Total Shareholders’ Equity - Taitron Components Inc	11,761,000	11,583,000
Noncontrolling interest in subsidiary	100,000	104,000
Total Shareholders’ Equity	11,861,000	11,687,000
Total Liabilities and Shareholders’ Equity	$13,567,000	$13,882,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income(Loss)

	Year Ended December 31,
	2017	2016

Net sales	$7,622,000	$6,915,000
Cost of goods sold	4,622,000	7,663,000
Gross profit(loss)	3,000,000	(748,000)

Selling, general and administrative expenses	2,209,000	2,124,000
Operating income(loss)	791,000	(2,872,000)

Interest expense, net	(38,000)	(48,000)
Loss on investments	(162,000)	(224,000)
Other income, net	110,000	46,000
Income(Loss) before income taxes	701,000	(3,098,000)

Income tax provision	(5,000)	(20,000)

Net income(loss)	696,000	(3,118,000)
Net loss attributable to noncontrolling interest in subsidiary	(5,000)	(7,000)
Net income(loss) attributable to Taitron Components Inc.	$701,000	$(3,111,000)

Net income(loss) per share: Basic	$0.13	$(0.56)
Net income(loss) per share: Diluted	$0.12	$(0.56)

Weighted average common shares outstanding: Basic	5,550,847	5,539,385
Weighted average common shares outstanding: Diluted	5,881,847	5,539,385

Net income(loss)	$696,000	$(3,118,000)
Other comprehensive income(loss) :
Foreign currency translation adjustment	(12,000)	(3,000)
Comprehensive income(loss)	684,000	(3,121,000)
Comprehensive loss attributable to noncontrolling interests	(4,000)	-
Comprehensive income(loss) attributable to Taitron Components Inc.	$688,000	$(3,121,000)

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statement of Shareholders’ Equity
For the years ended December 31, 2017 and December 31, 2016

					Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Sub	Total Shareholders’ Equity
	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount

Balances at December 31, 2015	4,768,235	$5,000	762,612	$1,000	$10,692,000	$159,000	$4,245,000	$104,000	$15,206,000

Net loss	-	-	-	-	-	-	(3,111,000)	-	(3,111,000)

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(3,000)	-	-	(3,000)

Amortization of stock based compensation	-	-	-	-	9,000	-	-	-	9,000

Cash dividends	-	-	-	-	-	-	(414,000)	-	(414,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	-	-

Balances at December 31, 2016	4,768,235	$5,000	762,612	$1,000	$10,701,000	$156,000	$720,000	$104,000	$11,687,000

Net income	-	-	-	-	-	-	701,000	-	701,000

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(12,000)	-	-	(12,000)

Exercise stock options	40,000	-	-	-	40,000	-	-	-	40,000

Amortization of stock based compensation	-	-	-	-	3,000	-	-	-	3,000

Cash dividends	-	-	-	-	-	-	(554,000)	-	(554,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(4,000)	(4,000)

Balances at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$100,000	$11,861,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

Operating activities:
Net income(loss)	$696,000	$(3,118,000)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	203,000	175,000
Provision for inventory reserves	180,000	3,640,000
Provision for sales returns and doubtful accounts	190,000	77,000
Stock based compensation	3,000	1,000
Loss on investments	162,000	224,000
Changes in assets and liabilities:
Trade accounts receivable	(935,000)	(19,000)
Inventory	(115,000)	320,000
Prepaid expenses and other current assets	(7,000)	22,000
Trade accounts payable	(9,000)	(182,000)
Accrued liabilities	20,000	99,000
Other assets and liabilities	-	8,000
Total adjustments	(308,000)	4,365,000
Net cash provided by operating activities	388,000	1,247,000

Investing activities:
Acquisition of property & equipment	(37,000)	(4,000)
Payment for investment in securities	(93,000)	-
Net cash used for investing activities	(130,000)	(4,000)

Financing activities:
Payments on notes payables	(500,000)	(500,000)
Cash dividends	(554,000)	(414,000)
Proceeds from exercise of stock options	40,000	-
Net cash used for financing activities	(1,014,000)	(914,000)

Impact of exchange rates on cash	(12,000)	(3,000)

Net (decrease)increase in cash and cash equivalents	(768,000)	326,000
Cash and cash equivalents, beginning of period	4,018,000	3,692,000
Cash and cash equivalents, end of period	$3,250,000	$4,018,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,000	$42,000
Cash paid for income taxes, net	$3,000	$1,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY
Notes to Consolidated Financial Statements

1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheets as a part of shareholder’s equity with a balance of $100,000 and $104,000 as of December 31, 2017 and 2016, respectively.

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

Grand Shine Management (see Note 4 – Other Assets) accounted for approximately 33% and 30% of our net purchases for fiscal years 2017 and 2016, respectively.  Samsung Electro-Mechanics Co. accounted for approximately 5% of our net purchases for each fiscal year 2017 and 2016.  However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices.  We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

In 2017, we had two customers accounting for more than 10% of our net sales, for approximately 38% and 13% and in 2016, for approximately 44% and 10%.

As of December 31, 2017, we had three customers accounting for more than 10% of our trade accounts receivable, net of allowances, ranging between approximately 22% and 49% and as of December 31, 2016 we had three customers ranging between approximately 13% and 85%.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.  Our cash equivalents are comprised primarily of money market investments.  Our deposit accounts are not insured, however, we do not believe there is a significant credit risk with respect to the non-performance of these institutions based on their respective creditworthiness and liquidity.

Revenue Recognition

We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and products are delivered.  This occurs upon shipment of the merchandise, which is when legal transfer of title occurs.  Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns.  Sales returns for the years ended December 31, 2017 and 2016 amounted to $190,000 and $84,000, respectively.

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

Doubtful Accounts - Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables.  We evaluate the collectability of our accounts receivable based on a combination of factors.  If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer.  For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.  If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future.  All of our accounts receivables are trade-related receivables.

The allowances for sales returns and doubtful accounts at December 31, 2017 and 2016 amounted to $40,000 and $49,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $7,848,000 and $8,537,000 at December 31, 2017 and 2016, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $180,000 and $3,640,000 during the years ended December 31, 2017 and 2016, respectively (see Note 2 – Inventory).

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities.  Advertising and other promotional costs, are expensed as incurred, and were $10,000 and $2,000 for the years ended December 31, 2017 and 2016, respectively.

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

Net Income(Loss) Per Share

Basic income(loss) per share is computed by dividing net income(loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted income(loss) per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period.  Common equivalent shares, consisting primarily of stock options, of approximately 354,000 for the year ended December 31, 2016, are excluded from the computation of diluted loss per share as their effect is anti-dilutive.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which provides a single, comprehensive accounting model for revenue arising from contracts with customers. This guidance supersedes most of the existing revenue recognition guidance, including industry-specific guidance. Under this model, revenue is recognized at an amount that a company expects to be entitled to upon transferring control of goods or services to a customer, as opposed to when risks and rewards transfer to a customer. The new guidance also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flow arising from customer contracts, including significant judgments and changes in judgments. Considering the one-year delay in the required adoption date for the guidance as issued in July 2015, the new guidance is effective for us beginning in 2018 and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. We will adopt this standard beginning January 1, 2018 and expect to use the modified retrospective method of adoption. Under the new guidance, based on the nature of our customer arrangements, we expect to continue to recognize revenue in a similar manner as with the current guidance. Additionally, we expect our performance obligations will likely be consistent with current revenue guidance. Accordingly, the adoption of this standard is not expected to significantly impact on our revenues.

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements. We expect the adoption of these accounting changes will materially increase our assets and liabilities but will not have a material impact on our net income or equity.

In March 2016, the FASB issued new accounting standard which simplified certain aspects of the accounting for stock-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. This guidance was effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance will be effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance will be effective for the year ending December 31, 2019 and interim reporting periods within that year. Early adoption is permitted. We expect the adoption of this guidance will not have a material effect on our consolidated financial statements.

2  -  INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value.  The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $7,848,000 and $8,537,000 at December 31, 2017 and 2016, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value and slow-moving inventory, we increased our reserves by $180,000 and $3,640,000 for the years ended December 31, 2017 and 2016, respectively, and such amounts were recorded as costs of goods sold.

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

3  -  PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2017	2016
Land	$1,297,000	$1,297,000
Buildings and improvements	5,096,000	5,096,000
Furniture and equipment	782,000	749,000
Computer software and hardware	553,000	549,000
Total Property and Equipment	7,728,000	7,691,000
Less: Accumulated depreciation and amortization	(3,862,000)	(3,659,000)
Property and Equipment, net	$3,866,000	$4,032,000

4  -  OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Investment in joint venture - Grand Shine Mgmt	Other	Other Assets Total

Balance at December 31, 2015	$100,000	$571,000	$17,000	$688,000
Net unrealized investment losses during the period	-	(224,000)	-	(224,000)
Other changes	-	-	7,000	7,000
Balance at December 31, 2016	100,000	347,000	24,000	471,000
Investment	93,000	-	-	93,000
Net unrealized investment losses during the period	-	(162,000)	-	(162,000)
Other changes	-	-	1,000	1,000
Balance at December 31, 2017	$193,000	$185,000	$25,000	$403,000

Our $193,000 investment in securities as of December 31, 2017 relates to our ownership of 1,322,552 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers).  Our investment represents approximately 8.9% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.  In 2014, due to our estimated valuation assessment, we recognized an impairment loss of $305,000.

Our $185,000 investment in joint venture as of December 31, 2017, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  This joint venture is not considered to be a “Variable Interest Entity”, and as such, is accounted for under the equity method of accounting.

5  -  LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,	December 31,
	2017	2016

Secured credit facility from related party	$500,000	$1,000,000
Less current portion	-	-
Long-term debt, less current portion	$500,000	$1,000,000

Secured credit facility - On April 21, 2008, we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 6 – Related Party Transactions).  On August 11, 2016, we renewed and extended maturities to June 30, 2017 and beyond.  Credit is available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum (Prime was 4.50% at December 31, 2017).  The current outstanding balance advance history of the credit line is such that on April 1, 2010, we borrowed $500,000 (due June 30, 2019).

6  - RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  We made payments to K.S. Best International Co. Ltd during each of the years 2017 and 2016, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office.  In addition, during each of the years 2017 and 2016, we made payments of $43,000 and $53,000 annually, respectively, for interest expense incurred on our outstanding line of credit balance.  See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board.  During the years ending December 31, 2017 and 2016, we purchased products in the amount of $59,000 and $206,000, respectively, from PTC.  All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis.  We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

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

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	456,000	$1.20	4.6	$17,000
Grants	-
Forfeited	(80,000)
Outstanding at December 31, 2016	376,000	1.07	4.1	$71,600
Exercised	(40,000)	1.00
Forfeited	(5,000)	1.09
Outstanding at December 31, 2017	331,000	1.08	3.5	$204,400
Exercisable at December 31, 2017	304,666	$1.08	3.4	$167,200

At December 31, 2017, the range of individual weighted average exercise prices was $.98 to $1.10 and the unamortized compensation expense was approximately $1,000.

8  -  SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding.  The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,808,235 and 4,768,235 issued and outstanding as of December 31, 2017 and 2016, respectively.  Each holder of Class A common stock is entitled to one vote for each share held.  During 2017, we issued 40,000 shares of our Class A common stock.  During 2016, we did not repurchase, nor issue, any shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2017 and 2016.  Each holder of Class B common stock is entitled to ten votes for each share held.  The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments.  Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During 2017 and 2016, we declared and paid quarterly dividends at $.025 per share.

9  -  INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2017	2016
Current:
Federal	$-	$-
Foreign	2,000	18,000
State	3,000	2,000
	5,000	20,000
Deferred:
Federal	1,494,000	(955,000)
State	55,000	(265,000)
Increase in valuation allowance	(1,549,000)	1,220,000
	-	-

Income tax provision	$5,000	$20,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 34% to the loss before income taxes as follows:

	Year Ended December 31,
	2017	2016
“Expected” income tax benefit	$234,000	$(1,059,000)
State tax expense, net of Federal benefit	2,000	1,000
Foreign loss	4,000	6,000
Increase in valuation allowance	(1,549,000)	1,220,000
Foreign tax expense	(1,000)	18,000
Tax rate change	1,264,000	-
Other	51,000	(166,000)
Income tax provision	$5,000	$20,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2017	2016
Deferred tax assets:
Inventory reserves	$2,341,000	$3,657,000
Section 263a adjustment	47,000	69,000
Allowances for bad debts and returns	12,000	21,000
Accrued expenses	19,000	29,000
Asset valuation reserve	426,000	542,000
Net operating loss carry forwards	307,000	521,000
Other	71,000	96,000
Total deferred tax assets	3,223,000	4,935,000
Valuation allowance	(3,018,000)	(4,585,000)
	205,000	350,000
Deferred tax liabilities:
Deferred state taxes	(205,000)	(350,000)

Net deferred tax assets	$-	$-

As of December 31, 2017, we had approximately $966,000 and $1,174,000 in net operating loss carryforwards for federal and state income tax purposes, respectively.  In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  We have identified the U.S. federal and California as our “major” tax jurisdiction.  With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.  We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations and comprehensive income (loss).  As of December 31, 2017 and 2016, no accrued interest and penalties are recorded.

10  -  NET INCOME(LOSS) PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing income(loss) per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2017	2016

Net income(loss) available to common shareholders used in basic and diluted income(loss) per share	$701,000	$(3,111,000)
Weighted average number of common shares used in basic income(loss) per share (Class A and B shares)	5,550,847	5,539,385
Basic income(loss) per share (Class A and B shares)	$0.13	$(0.56)

Effect of dilutive securities:
Options	331,000	-
Weighted average number of common shares and dilutive potential common shares used in diluted income(loss) per share (Class A and B shares)	5,881,847	5,539,385
Diluted income(loss) per share	$0.12	$(0.56)

11  -  EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only our U.S. based employees.  Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code.  The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion.  For each year ended December 31, 2017 and 2016, employer matching contributions aggregated approximately $28,000.

Participants in the Plan, through self-directed brokerage accounts, held 929,203 (or 19.5%) shares in Class A common stock of Taitron Components as of both December 31, 2017 and 2016.  The Plan does not offer new issues of Taitron Components common stock as an investment option.

12  -  COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings
We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,200,000 as of December 31, 2017 and $1,400,000 as of December 31, 2016.

13  -  GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2017	2016	2017	2016
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$6,806,000	$6,102,000	$2,622,000	$2,717,000
South Korea	455,000	390,000
China	297,000	324,000	875,000	918,000
Mexico	40,000	36,000	166,000	169,000
Taiwan	17,000	27,000	203,000	228,000
Other foreign countries	7,000	36,000	-	-
Total	$7,622,000	$6,915,000	$3,866,000	$4,032,000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our internal controls over financial reporting as of December 31, 2017 and concluded that, as of December 31, 2017, our internal controls over financial reporting were effective.

Management’s assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management’s assessment report for the year ended December 31, 2017.

b) Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred in our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2018 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules.     Not Applicable.

Exhibits

21.1*	List of Subsidiaries (1)
23.1*	Consent of Independent Registered Public Accounting Firm – Haskell & White LLP
23.2*	Consent of Independent Registered Public Accounting Firm – Anton & Chia LLP
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
32*	Principal Executive and Principal Financial Officers - Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*                  Filed herewith.
(1)	Incorporated by reference from the Exhibit 21.1 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: April 2, 2018	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: April 2, 2018
	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	April 2, 2018
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	April 2, 2018
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	April 2, 2018
Richard Chiang

/s/ Craig Miller	Director	April 2, 2018
Craig Miller

/s/ Felix Sung	Director	April 2, 2018
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	April 2, 2018
David Vanderhorst	(Principal Financial and Accounting Officer)