Form 10-Q
period 2018-03-31
TAITRON COMPONENTS INC
filed 2018-05-15
CIK 942126

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding on April 30, 2018
Class A common stock, $0.001 par value	4,808,235
Class B common stock, $0.001 par value	762,612

Index
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,594,000	$3,250,000
Accounts receivable, less allowances of $42,000 and $40,000, respectively	721,000	978,000
Inventories, less reserves for obsolescence of $7,910,000, and $7,848,000, respectively (Note 2)	4,409,000	4,990,000
Prepaid expenses and other current assets	125,000	80,000
Total current assets	8,849,000	9,298,000
Property and equipment, net	3,816,000	3,866,000
Other assets (Note 3)	319,000	403,000
Total assets	$12,984,000	$13,567,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$431,000	$848,000
Accrued liabilities	277,000	358,000
Total current liabilities	708,000	1,206,000
Long-term debt from related party (Note 4)	500,000	500,000
Total Liabilities	1,208,000	1,706,000

Commitments and contingencies (Notes 5 and 7)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,808,235 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,745,000	10,744,000
Accumulated other comprehensive income	137,000	144,000
Retained earnings	789,000	867,000
Total Shareholders’ Equity - Taitron Components Inc	11,677,000	11,761,000
Noncontrolling interest in subsidiary	99,000	100,000
Total Shareholders’ Equity	11,776,000	11,861,000
Total Liabilities and Shareholders’ Equity	$12,984,000	$13,567,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index
TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net product revenue	$1,655,000	$2,167,000
Cost of products sold	1,001,000	1,294,000
Gross profit	654,000	873,000

Selling, general and administrative expenses	560,000	540,000
Operating income	94,000	333,000

Interest expense, net	(6,000)	(9,000)
Loss on investments (Note 3)	(75,000)	(54,000)
Other income, net	48,000	29,000
Income before income taxes	61,000	299,000

Income tax provision	(2,000)	-

Net income	59,000	299,000
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(1,000)
Net income attributable to Taitron Components Inc.	$61,000	$300,000

Net income per share: Basic	$0.01	$0.05
Net income per share: Diluted	$0.01	$0.05
Cash dividends declared per common share	$0.025	$0.025

Weighted average common shares outstanding: Basic	5,570,847	5,530,847
Weighted average common shares outstanding: Diluted	5,670,592	5,560,847

Net income	$59,000	$299,000
Other comprehensive income:
Foreign currency translation adjustment	(7,000)	(18,000)
Comprehensive income	52,000	281,000
Comprehensive loss attributable to noncontrolling interests	(1,000)	-
Comprehensive income attributable to Taitron Components Inc.	$53,000	$281,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index
TAITRON COMPONENTS INCORPORATED
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$59,000	$299,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	53,000	67,000
Provision for sales returns and doubtful accounts	2,000	111,000
Stock based compensation	1,000	1,000
Loss on investments	75,000	54,000
Changes in assets and liabilities:
Accounts receivable	255,000	(1,030,000)
Inventories	581,000	27,000
Prepaid expenses and other current assets	(45,000)	(84,000)
Accounts payable	(417,000)	233,000
Accrued liabilities	(80,000)	(44,000)
Other assets and liabilities	9,000	-
Total adjustments	434,000	(665,000)
Net cash provided by (used for) operating activities	493,000	(366,000)

Investing activities:
Acquisition of property & equipment	(3,000)	(23,000)
Net cash used for investing activities	(3,000)	(23,000)

Financing activities:
Dividend payments	(139,000)	(138,000)
Net cash used for financing activities	(139,000)	(138,000)

Impact of exchange rates on cash	(7,000)	(18,000)

Net increase (decrease) in cash and cash equivalents	344,000	(545,000)
Cash and cash equivalents, beginning of period	3,250,000	4,018,000
Cash and cash equivalents, end of period	$3,594,000	$3,473,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$10,000
Cash paid for income taxes, net	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Index
TAITRON COMPONENTS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of business
In 1989, we were formed and incorporated in California.  We maintain a majority-owned subsidiary in Mexico (since 1998) and two divisions in each of Taiwan (since 1998) and China (since 2005).  Our Mexico location closed all operations in May 2013 (final closure is pending sale of our local 15,000 sq. ft. office and warehouse facility) and our Taiwan and China locations are for supporting overseas customers, inventory sourcing, purchases and coordinating the manufacture of our products.  Our China location also serves as the engineering designs support center responsible for arranging pre-production scheduling and mass production runs with joint venture partners for our projects, making component datasheets and test specifications, preparing samples, monitoring quality of shipments and performing failure analysis reports.

Basis of Presentation
The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V.  All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included.  Operating results for the interim periods are not necessarily indicative of financial results for the full year.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.  Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we are preparing for the changes to be made to our consolidated financial statements. We expect the adoption of these accounting changes will not impact our assets and liabilities nor our net income or equity, as we currently do not lease any assets.

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

Index
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

Impact of Recently Issued Accounting Standards

On January 1, 2018, we adopted Topic 606 (ASU 2014-09) applying the modified retrospective method.  The primary impact of adoption relates to additional disclosures and presentation of revenue by primary geographical market, major product line and the timing of revenue recognition.

Revenue recognition

Revenue is recognized at the point at which control of the underlying products are transferred to the customer.  Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers.  We consider customer purchase orders to be the contracts with a customer.  All revenue is generated from contracts with customers.

In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to receive.

Taxes assessed by a governmental authority on revenue-producing transactions are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment costs and are included in cost of products sold.

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of March 31, 2018 and December 31, 2017.

Nature of products

We are primarily a supplier of original designed and manufactured (ODM) products that include value-added engineering and turn-key solutions.  The following is a description of major products lines from which we generate our revenue:

ODM Projects -  Our custom made small devices for original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) in their multi-year turn-key projects and marketed in specific industries such as: wild animal feeders, timers for DC motors, public street light controllers, and battery chargers.

ODM Components -  Our private labeled electronic components.

Distribution Components -  Our name brand electronic components.

Index

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.
	Three Months Ended March 31,
	2018	2017
Primary geographical markets:
United States	$1,443,000	$1,980,000
Asia	191,000	136,000
Other	21,000	51,000
	1,655,000	2,167,000
Major product lines:
ODM projects	$841,000	$1,274,000
ODM components	716,000	700,000
Distribution components	98,000	193,000
	1,655,000	2,167,000
Timing of revenue recognition:
Products transferred at a point in time	$1,655,000	$2,167,000

2 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value.  We had inventory balances in the amount of $4,409,000 and $4,990,000 at March 31, 2018 and December 31, 2017, respectively, which is presented net of valuation allowances of $7,910,000 and $7,848,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	March 31,	December 31,
	2018	2017
	(Unaudited)

Investment in securities - Zowie Technology	$193,000	$193,000
Investment in joint venture - Grand Shine Mgmt	110,000	185,000
Other	16,000	25,000
Other Assets	$319,000	$403,000

Our $193,000 investment in securities as of March 31, 2018 relates to our ownership of 1,322,552 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products.  Our investment relates to approximately 8.9% of their total outstanding shares although we do not have significant influence or control.  This investment is accounted for under the cost method basis of accounting.

Our $110,000 investment in joint venture as of March 31, 2018, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited.  Our investment is accounted for under the equity method basis of accounting.  As of March 31, 2018 and December 31, 2017, we have recorded cumulative unrealized losses from the inception of our investment in Grand Shine Management of $1,066,000 and $991,000, respectively.

Index
4 – LONG-TERM DEBT FROM RELATED PARTY

On April 21, 2008, we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  Credit is available in $500,000 advances, each advance is payable in monthly interest only installments, at the rate of Prime + 0.25% per annum.  As of March 31, 2018 and December 31, 2017, the aggregate outstanding balance on this credit facility was $500,000.  See Note 8.

5 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $6,000 for both of the quarters ended March 31, 2018 and 2017.  These payments were for professional fees related to the operational management of our Taiwan office.  In addition, we also made payments of approximately $6,000 and $14,000 for the quarters ended March 31, 2018 and 2017, respectively, for interest expense on our credit facility from K.S. Best International Co. Ltd.  See Note 4.

We have a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer.  See Note 4 and 8.

6 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award.  Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan.  The Options activity during the three months ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	331,000	$1.08	3.5	$204,000
Forfeited	(29,000)	-	-	-
Outstanding at March 31, 2018	302,000	1.03	3.6	$160,000
Exercisable at March 31, 2018	275,666	$1.03	3.7	$136,000

At March 31, 2018, the range of individual outstanding weighted average exercise prices was $0.98 to $1.08.

7 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing
Outstanding commitments to purchase inventory from suppliers aggregated $1,250,000 as of March 31, 2018.

8 – SUBSEQUENT EVENTS

On April 11, 2018, we paid $500,000 to K.S. Best International Co. Ltd. for principal repayment of our outstanding balance on our credit facility.  See Note 4.

Index
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer.  Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns.  Sales returns for the three months ended March 31, 2018 and 2017 were $2,000 and $111,000, respectively.  The allowance for sales returns and doubtful accounts at March 31, 2018 and December 31, 2017 aggregated $42,000 and $40,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value.  We had inventory balances in the amount of $4,409,000 and $4,990,000 at March 31, 2018 and December 31, 2017, respectively, which is presented net of valuation allowances of $7,910,000 and $7,848,000, respectively.  We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins.  Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories.  Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value.  If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required.  In any case, actual amounts could be different from those estimated.
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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our March 31, 2018, condensed consolidated financial statements representing approximately 50% of current assets and 34% of total assets.  However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash.  We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve.  Therefore, it is possible that further declines in our carrying values of inventory may result.

Index

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2018 versus 2017.

Net sales in the first quarter of 2018 totaled $1,655,000 versus $2,167,000 in the comparable period for 2017, a decrease of $512,000 or 23.6% over the same period last year.  The decrease was primarily due material shortages, longer production lead times and lower valued per unit products shipped.

Gross profit for the first quarter of 2018 was $654,000 versus $873,000 in the comparable period for 2018, and gross margin percentage of net sales was 39.2% in the first quarter of 2018 versus 40.3% in the comparable period for 2017.

Selling, general and administrative expenses in the first quarter of 2018 totaled $560,000 versus $540,000 in the comparable period for 2017.  The increase was primarily due to professional fees incurred for engineering services for our products.

Interest expense, net of interest income, was $6,000 for the first quarter of 2018 and $9,000 in the comparable period for 2017.

Other income, net of other expense, in the first quarter of 2018 was $48,000 versus $29,000 in the comparable period for 2017.  Other income was primarily derived from the rental income of excess space at our headquarters’ facility in Valencia, CA.

Income tax provision was $2,000 for the first quarter of 2018 and $0 in 2017, as we do not expect significant taxable income.

Net income was $59,000 for the first quarter of 2018 versus $299,000 in the comparable period for 2017, a decrease of $240,000 resulting from the decrease in net sales.

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $493,000 as opposed to $366,000 used for in the three months ended March 31, 2018 and 2017, respectively.  The increase of $859,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory, accounts payables and accounts receivables compared to the prior period.

Cash flows used in investing activities were $3,000 and $23,000 for the three months ended March 31, 2018 and 2017, respectively.

Cash flows used in financing activities were $139,000 and $138,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

As of May 15, 2018, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2018	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)