Form 10-Q
period 2018-09-30
TAITRON COMPONENTS INC
filed 2018-11-14
CIK 942126

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on October 31, 2018
Class A common stock, $0.001 par value	4,867,235
Class B common stock, $0.001 par value	762,612

Index

TAITRON COMPONENTS INCORPORATED
FORM 10-Q
September 30, 2018
INDEX

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,790,000	$3,250,000
Accounts receivable, less allowances of $45,000 and $40,000, respectively	720,000	978,000
Inventories, less reserves for obsolescence of $7,991,000, and $7,848,000, respectively (Note 2)	4,738,000	4,990,000
Prepaid expenses and other current assets	76,000	80,000
Total current assets	9,324,000	9,298,000
Property and equipment, net	3,750,000	3,866,000
Other assets (Note 3)	209,000	403,000
Total assets	$13,283,000	$13,567,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$711,000	$848,000
Accrued liabilities	333,000	358,000
Total current liabilities	1,044,000	1,206,000
Long-term debt from related party (Note 4)	-	500,000
Total Liabilities	1,044,000	1,706,000

Commitments and contingencies (Notes 5 and 7)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,867,235 and 4,808,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,806,000	10,744,000
Accumulated other comprehensive income	138,000	144,000
Retained earnings	1,194,000	867,000
Total Shareholders’ Equity - Taitron Components Inc	12,144,000	11,761,000
Noncontrolling interest in subsidiary	95,000	100,000
Total Shareholders’ Equity	12,239,000	11,861,000
Total Liabilities and Shareholders’ Equity	$13,283,000	$13,567,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,902,000	$1,679,000	$5,707,000	$5,778,000
Cost of products sold	1,056,000	911,000	3,228,000	3,450,000
Gross profit	846,000	768,000	2,479,000	2,328,000

Selling, general and administrative expenses	544,000	534,000	1,654,000	1,618,000
Operating income	302,000	234,000	825,000	710,000

Interest expense, net	-	(9,000)	(4,000)	(29,000)
Loss on investments (Note 3)	(50,000)	(34,000)	(185,000)	(107,000)
Other income, net	29,000	25,000	106,000	85,000
Income before income taxes	281,000	216,000	742,000	659,000

Income tax provision	(2,000)	(2,000)	(5,000)	(3,000)

Net income	279,000	214,000	737,000	656,000
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(1,000)	(6,000)	(4,000)
Net income attributable to Taitron Components Inc.	$281,000	$215,000	$743,000	$660,000

Net income per share: Basic	$0.05	$0.04	$0.13	$0.12
Net income per share: Diluted	$0.05	$0.04	$0.13	$0.11
Cash dividends declared per common share	$0.025	$0.025	$0.075	$0.075

Weighted average common shares outstanding: Basic	5,615,347	5,540,847	5,586,791	5,550,847
Weighted average common shares outstanding: Diluted	5,741,474	5,845,747	5,702,456	5,907,847

Net income	$279,000	$214,000	$737,000	$656,000
Other comprehensive income:
Foreign currency translation adjustment	(8,000)	11,000	(6,000)	(14,000)
Comprehensive income	271,000	225,000	731,000	642,000
Comprehensive loss attributable to noncontrolling interests	(2,000)	(5,000)	(5,000)	(4,000)
Comprehensive income attributable to Taitron Components Inc.	$273,000	$230,000	$736,000	$646,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$737,000	$656,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,000	157,000
Provision for sales returns and doubtful accounts	3,000	154,000
Stock based compensation	2,000	3,000
Loss on investments	185,000	107,000
Changes in assets and liabilities:
Accounts receivable	255,000	(502,000)
Inventories	252,000	(458,000)
Prepaid expenses and other current assets	4,000	(112,000)
Accounts payable	(137,000)	111,000
Accrued liabilities	(25,000)	77,000
Other assets and liabilities	12,000	(3,000)
Total adjustments	672,000	(466,000)
Net cash provided by operating activities	1,409,000	190,000

Investing activities:
Acquisition of property & equipment	(5,000)	(35,000)
Investment in securities	-	(93,000)
Net cash used for investing activities	(5,000)	(128,000)

Financing activities:
Payments on notes payable	(500,000)	-
Dividend payments	(418,000)	(414,000)
Proceeds from stock options exercised	60,000	40,000
Net cash used for financing activities	(858,000)	(374,000)

Impact of exchange rates on cash	(6,000)	(14,000)

Net increase (decrease) in cash and cash equivalents	540,000	(326,000)
Cash and cash equivalents, beginning of period	3,250,000	4,018,000
Cash and cash equivalents, end of period	$3,790,000	$3,692,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,000	$32,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

In 1989, we were formed and incorporated in California. We maintain a majority-owned subsidiary in Mexico (since 1998) and two divisions in each of Taiwan (since 1998) and China (since 2005). Our Mexico location closed all operations in May 2013 (final closure is pending sale of our local 15,000 sq. ft. office and warehouse facility) and our Taiwan and China locations are for supporting overseas customers, inventory sourcing, purchases and coordinating the manufacture of our products. Our China location also serves as the engineering design support center responsible for arranging pre-production scheduling and mass production runs with joint venture partners for our projects, making component datasheets and test specifications, preparing samples, monitoring quality of shipments and performing failure analysis reports.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance will be effective in the first quarter of 2019 with early adoption permitted. We have evaluated the impact of adopting this guidance and we expect the adoption of these accounting changes will not impact our assets and liabilities nor our net income or equity, as we currently do not lease any assets.

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

Index

Impact of Recently Issued Accounting Standards

On January 1, 2018, we adopted Topic 606 (ASU 2014-09) applying the modified retrospective method. The primary impact of adoption relates to additional disclosures and presentation of revenue by primary geographical market, major product line and the timing of revenue recognition. The amount and timing of revenue recognition did not change with the adoption of Topic 606.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2018 and December 31, 2017.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Primary geographical markets:
United States	$1,622,000	$1,514,000	$5,003,000	$5,195,000
Asia	257,000	143,000	627,000	513,000
Other	23,000	22,000	77,000	70,000
	1,902,000	1,679,000	5,707,000	5,778,000
Major product lines:
ODM projects	$1,006,000	$912,000	$3,077,000	$3,146,000
ODM components	719,000	598,000	2,147,000	2,122,000
Distribution components	177,000	169,000	483,000	510,000
	1,902,000	1,679,000	5,707,000	5,778,000
Timing of revenue recognition:
Products transferred at a point in time	$1,902,000	$1,679,000	$5,707,000	$5,778,000

Index

2 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,738,000 and $4,990,000 at September 30, 2018 and December 31, 2017, respectively, which is presented net of valuation allowances of $7,991,000 and $7,848,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	September 30,	December 31,
	2018	2017
	(Unaudited)

Investment in securities - Zowie Technology	$193,000	$193,000
Investment in joint venture - Grand Shine Mgmt	-	185,000
Other	16,000	25,000
Other Assets	$209,000	$403,000

Our $193,000 investment in securities as of September 30, 2018 relates to our ownership of 1,322,552 common shares of Zowie Technology Corporation (New Taipei City, Taiwan), a supplier of electronic component products. Our investment relates to approximately 8.9% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) method basis of accounting.

Our investment in joint venture as of September 30, 2018, relates to our 49% ownership of Grand Shine Management Limited (Dong Guan, China), an electronic device contract manufacturer, and joint venture with its 51% owner, Teamforce Company Limited. Our investment is accounted for under the equity method basis of accounting. As of September 30, 2018 and December 31, 2017, we have recorded our 49% share of cumulative unrealized losses from the inception of our investment in Grand Shine Management of $1,176,000 and $991,000, respectively.

4 – LONG-TERM DEBT FROM RELATED PARTY

On April 21, 2008, we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer. Our borrowing ability on this credit facility is closed. As of September 30, 2018 and December 31, 2017, the aggregate outstanding balance on this credit facility was $0 and $500,000, respectively.

5 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $6,000 for both of the three and nine months ended September 30, 2018 and 2017. These payments were for professional fees related to the operational management of our Taiwan office. In addition, we also made interest expense payments on our credit facility of approximately $0 and $11,000 for the three months ended September 30, 2018 and 2017, respectively and $9,000 and $32,000 for the nine months ended September 30, 2018 and 2017, respectively. See Note 4.

Index

6 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan. The Options activity during the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	331,000	$1.08	3.5	$204,000
Exercised	(59,000)	1.02
Forfeited	(34,000)	1.48
Outstanding at September 30, 2018	238,000	1.04	3.1	$225,000
Exercisable at September 30, 2018	236,333	$1.04	3.1	$199,000

At September 30, 2018, the range of individual outstanding weighted average exercise prices was $0.98 to $1.08.

7 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,495,000 as of September 30, 2018.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the three months ended September 30, 2018 and 2017 were $2,000 and $6,000, respectively and for the nine months ended September 30, 2018 and 2017 were $5,000 and $154,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2018 and December 31, 2017 aggregated $45,000 and $40,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,738,000 and $4,990,000 at September 30, 2018 and December 31, 2017, respectively, which is presented net of valuation allowances of $7,991,000 and $7,848,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2018, condensed consolidated financial statements representing approximately 51% of current assets and 36% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2018 versus 2017.

Net sales in the third quarter of 2018 totaled $1,902,000 versus $1,679,000 in the comparable period for 2017, an increase of $223,000 or 13.3% over the same period last year. The increase was driven by an increase of ODM project sales volume.

Gross profit for the third quarter of 2018 was $846,000 versus $768,000 in the comparable period for 2018, and gross margin percentage of net sales was 44.5% in the third quarter of 2018 versus 45.7% in the comparable period for 2017. The gross profit increase was driven by an increase of ODM project sales unit pricing.

Selling, general and administrative expenses in the third quarter of 2018 totaled $544,000 versus $534,000 in the comparable period for 2017. The increase was driven by increased professional fees incurred for engineering services for our products.

Other income, net of other expense, in the third quarter of 2018 was $29,000 versus $25,000 in the comparable period for 2017. Other income was primarily derived from the rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $2,000 for the third quarter of 2018 and 2017, as we do not expect significant taxable income for the year ending December 31, 2018.

Net income was $279,000 for the third quarter of 2018 versus $214,000 in the comparable period for 2017, an increase of $65,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017.

Net sales in the nine months ended September 30, 2018 was $5,707,000 versus $5,778,000 in the comparable period for 2017, a decrease of $71,000 or 1.2% over the same period last year. The decrease was driven by a decrease in demand for ODM projects.

Gross profit for the nine months ended September 30, 2018 was $2,479,000 versus $2,328,000 in the comparable period for 2017, and gross margin percentage of net sales was approximately 43.4% for the nine months ended September 30, 2018 and 40.3% for 2017, respectively.

Selling, general and administrative expenses in the nine months ended September 30, 2018 totaled $1,654,000 versus $1,618,000 in the comparable period for 2017.

Interest expense, net of interest income, was $4,000 for the nine months ended September 30, 2018 versus $29,000 in the comparable period for 2017. The decrease was driven by the reduction of outstanding debt obligations. See Note 4.

Other income, net of other losses, in the nine months ended September 30, 2017 was $106,000 versus $85,000 in the comparable period for 2017. Other income was primarily derived from the rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $5,000 for the nine months ended September 30, 2018 versus $3,000 in 2017, as we do not expect significant taxable income for the year ending December 31, 2018.

Net income was $737,000 for the nine months ended September 30, 2018 versus $656,000 in the comparable period for 2017, an increase of $81,000 resulting from the reasons discussed above.

Index

Liquidity and Capital Resources

We have financed our operations with funds generated from operating activities and borrowings under our revolving credit facility.

Cash flows provided by operating activities were $1,409,000 as opposed to $190,000 in the nine months ended September 30, 2018 and 2017, respectively. The increase of $1,219,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory and accounts receivables compared to the prior period.

Cash flows used for investing activities were $5,000 and $128,000 for the nine months ended September 30, 2018 and 2017, respectively.

Cash flows used for financing activities were $858,000 and $374,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Off-Balance Sheet Arrangements

As of November 14, 2018, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2018	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)