Form 10-K
period 2018-12-31
TAITRON COMPONENTS INC
filed 2019-04-01
CIK 942126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).               Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company”, “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller Reporting Company ☑

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $5.1 million as of the most recently completed second fiscal quarter ended June 30, 2018.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2019
Class A common stock, $.001 par value	4,937,235
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2018 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

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

PART I

ITEM 1. BUSINESS.

General

We are primarily a supplier of original designed and manufactured (ODM) products that include value-added engineering and turn-key solutions. We focus on providing original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”) and ODM electronic components (“ODM Components”). Our product offerings range from discrete semiconductors through small electronic devices. We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico (our Mexico subsidiary sales and distribution operations closed in May 2013) and two divisions in each of Taiwan and China.

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”). In 2018 and 2017, we offered approximately 29 and 22, respectively, different ODM Products that are manufactured to specifications developed as a result of our ODM products. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2018, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Product Industry

ODM product providers have experienced rapid change and growth as an increasing number of OEMs outsource their manufacturing requirements. OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales. We believe further growth opportunities exist for ODM product providers to penetrate the worldwide market. By designing private brand products to OEM customers in the US, we are able to expand export sales to overseas CEM customers.

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $7,599,000 and $6,926,000 in 2018 and 2017, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2018 and 2017, we distributed our products to approximately 300 customers, however our two largest customers combined accounted for approximately 57% (individually by approximately 48% and 9%) of net sales during 2018 and approximately 51% (individually by approximately 38% and 13%) during 2017.

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

Sales and Marketing Channels

As of March 15, 2019, our sales and marketing department consisted of 8 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

As a result of our marketing strategy change to focus primarily on ODM Products and away from our superstore inventory, we expect our remaining components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally maybe attributed with online shopping.

Suppliers

In connection with our ODM products, we have built special partnership agreements with a few selected system integration companies in China. These agreements ensure the quality of the products and services and also provide a warranty on our finished products. Most of the projects involve multiple years of cooperation among components suppliers, overseas partners and the end customers in the US, and therefore, increase business stability and reduce the financial risk of excess inventory.

We believe that it’s important to develop and maintain good relationships with our discrete electronic component suppliers, since we do not have long-term supply, distribution or franchise agreements with any of our suppliers. Instead, we cultivate strong working relationships with each of our suppliers.

Competition

The ODM products we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors may be more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. We believe that the principal competitive factors in our targeted markets are our engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location. In addition, in recent years, original design manufacturers that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in the consumer electronic product market. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into these markets.

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

Sales to Asian customers were 9.8% and 10.2% of our total sales in 2018 and 2017, respectively.

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

Employees

As of March 15, 2019, we had 17 employees, all of whom are employed on a full time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 1A. RISK FACTORS.      Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.      Not applicable.

ITEM 2. PROPERTIES.

We own our headquarters and main distribution facility located in Valencia, California. This facility is approximately 50,000 total square feet, of which 40,000 square feet is warehouse space and 10,000 square feet is general office space. We also sublease approximately 3,500 square feet of our unused office space as rental property to others. We believe this facility is adequately covered by insurance (except earthquake coverage).

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

ITEM 4. MINE SAFETY DISCLOSURES.  Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the The Nasdaq Capital Market under the symbol “TAIT”.

Number of Stockholders of Record. As of March 15, 2019, there were 20 holders of record of our Class A common stock and 1 holder of record of our Class B common stock, which is not traded. We are unable to estimate the total number of stockholders represented by these Class A holders of record, because many these shares are held by brokers on behalf of stockholders.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	453,000	$1.35	785,000
Equity compensation plans not approved by security holders	-	-	-
Total	453,000	$1.35	785,000

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

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2018 and 2017 aggregated $12,000 and $190,000, respectively. The allowance for sales returns and allowances and doubtful accounts at December 31, 2018 and 2017 aggregated $38,000 and $40,000, respectively. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,597,000 and $4,990,000 at December 31, 2018 and 2017, respectively, which is presented net of valuation allowances of $7,189,000 and $7,848,000 at December 31, 2018 and 2017, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to a period of consistent losses through December 31, 2016, we have fully reserved a $2,722,000 and $3,018,000 allowance against our net deferred tax assets at December 31, 2018 and 2017, respectively.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects. We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory. As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping. In 2018, we recorded a $180,000 increase to our inventory reserves.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2018, consolidated financial statements representing approximately 46% of current assets and 33% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net sales was $8,222,000 and $7,622,000 in 2018 and 2017, respectively, representing an increase of $600,000 or 7.9%.  The increase was primarily due to an increase in sales to existing customers of our ODM Projects.

Gross profit was $3,618,000 and $3,000,000 in 2018 and 2017, respectively, which represented 44% and 39.4% of net sales for those periods.  The gross profit increase was driven primarily by an increase in ODM Project sales volume as well as certain of these products being sold at higher profit margins.  During 2018, we were impacted by tariff costs on all products imported from China, which went into effect as of July 6, 2018.  However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,199,000 and $2,209,000 in 2018 and 2017, respectively, which represented 26.8% and 28.9% of net sales for those periods.  The year-over-year decrease of $10,000 was primarily due to travel expenses decreasing, partially offset by increases to our China office salaries and benefits, increases to property taxes and increases to professional fees.

Operating income was $1,419,000 and $791,000 in 2018 and 2017, respectively, which represented 17.3% and 10.4% of net sales for those periods.

Net interest income(expense) was $9,000 and ($38,000) in 2018 and 2017, respectively.  The decrease to interest expense was due to paying off our note payable in April 2018.

Income tax provision was $6,000 and $5,000 in 2018 and 2017, respectively.  Our tax provision is primarily based upon our state income tax liabilities.

As result of the foregoing, we recognized net income of $1,378,000 and $701,000 in 2018 and 2017, respectively, which represented 16.8% and 9.2% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017

Operating activities	$2,294,000	$388,000
Investing activities	$(5,000)	$(130,000)
Financing activities	$(1,029,000)	$(1,014,000)

Cash provided by operating activities increased to $2,294,000 during 2018, as compared to $388,000 in the prior year. The increase in cash was primarily due to changes in trade accounts receivable levels decreasing by $1,001,000 during 2018.

Cash used in investing activities decreased to $5,000 during 2018, as compared to $130,000 in the prior year. The decrease was primarily due our investment in securities in 2017.

Cash used in financing activities was $1,029,000 during 2018, as compared to $1,014,000 in the prior year. The increase was primarily due to our cash dividends payments (see Part II, Item 5: Market Information, for more information on our quarterly dividends declared).

We believe that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. As of December 31, 2018, inventory represented approximately 46% of current assets and 33% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements for recent accounting pronouncements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Taitron Components Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

April 1, 2019

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$4,494,000	$3,250,000
Accounts receivable, less allowances of $38,000 and $40,000, respectively	901,000	978,000
Inventories, less reserves for obsolescence of $7,189,000, and $7,848,000, respectively (Note 2)	4,597,000	4,990,000
Prepaid expenses and other current assets	67,000	80,000
Total current assets	10,059,000	9,298,000
Property and equipment, net (Note 3)	3,710,000	3,866,000
Other assets (Note 4)	212,000	403,000
Total Assets	$13,981,000	$13,567,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$972,000	$848,000
Accrued liabilities	311,000	358,000
Total Current Liabilities	1,283,000	1,206,000
Long-term debt from related party (Note 5)	-	500,000
Total Liabilities	1,283,000	1,706,000

Commitments and contingencies (Notes 6, 11 and 12)

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,867,235 and 4,808,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,812,000	10,744,000
Accumulated other comprehensive income	128,000	144,000
Retained earnings	1,656,000	867,000
Total Shareholders’ Equity - Taitron Components Inc	12,602,000	11,761,000
Noncontrolling interest in subsidiary	96,000	100,000
Total Shareholders’ Equity	12,698,000	11,861,000
Total Liabilities and Shareholders’ Equity	$13,981,000	$13,567,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2018	2017

Net product revenue	$8,222,000	$7,622,000
Cost of products sold	4,604,000	4,622,000
Gross profit	3,618,000	3,000,000

Selling, general and administrative expenses	2,199,000	2,209,000
Operating income	1,419,000	791,000

Interest income(expense), net	9,000	(38,000)
Loss on investments (Note 4)	(185,000)	(162,000)
Other income, net	133,000	110,000
Income before income taxes	1,376,000	701,000

Income tax provision	(6,000)	(5,000)

Net income	1,370,000	696,000
Net loss attributable to noncontrolling interest in subsidiary	(8,000)	(5,000)
Net income attributable to Taitron Components Inc.	$1,378,000	$701,000

Net income per share: Basic	$0.25	$0.13
Net income per share: Diluted	$0.24	$0.12
Cash dividends declared per common share	$0.105	$0.100

Weighted average common shares outstanding: Basic	5,597,555	5,550,847
Weighted average common shares outstanding: Diluted	5,706,555	5,644,847

Net income	$1,370,000	$696,000
Other comprehensive income:
Foreign currency translation adjustment	(16,000)	(12,000)
Comprehensive income	1,354,000	684,000
Comprehensive income(loss) attributable to noncontrolling interests	(4,000)	(4,000)
Comprehensive income attributable to Taitron Components Inc.	$1,358,000	$688,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statement of Shareholders’ Equity

For the years ended December 31, 2018 and December 31, 2017

						Accumulated
					Additional	Other			Total
	Class A common stock		Class B common stock		Paid-in	Comprehensive	Retained	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Balances at December 31, 2016	4,768,235	$5,000	762,612	$1,000	$10,701,000	$156,000	$720,000	$104,000	$11,687,000

Net loss	-	-	-	-	-	-	701,000	-	701,000

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(12,000)	-	-	(12,000)

Exercise stock options	40,000	-	-	-	40,000	-	-	-	40,000

Amortization of stock based compensation	-	-	-	-	3,000	-	-	-	3,000

Cash dividends	-	-	-	-	-	-	(554,000)	-	(554,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(4,000)	(4,000)

Balances at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$100,000	$11,861,000

Net income	-	-	-	-	-	-	1,378,000	-	1,378,000

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(16,000)	-	-	(16,000)

Exercise stock options	59,000	-	-	-	60,000	-	-	-	60,000

Amortization of stock based compensation	-	-	-	-	8,000	-	-	-	8,000

Cash dividends	-	-	-	-	-	-	(589,000)	-	(589,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(4,000)	(4,000)

Balances at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2018	2017

Operating activities:
Net income	$1,370,000	$696,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,000	203,000
Provision for inventory reserves	180,000	180,000
Provision for sales returns and doubtful accounts	11,000	190,000
Stock based compensation	8,000	3,000
Loss on investments	185,000	162,000
Changes in assets and liabilities:
Accounts receivable	66,000	(935,000)
Inventories	213,000	(115,000)
Prepaid expenses and other current assets	13,000	(7,000)
Accounts payable	124,000	(9,000)
Accrued liabilities	(48,000)	20,000
Other assets and liabilities	11,000	-
Total adjustments	924,000	(308,000)
Net cash provided by operating activities	2,294,000	388,000

Investing activities:
Acquisition of property & equipment	(5,000)	(37,000)
Investment in securities	-	(93,000)
Net cash used for investing activities	(5,000)	(130,000)

Financing activities:
Payments on notes payable	(500,000)	(500,000)
Dividend payments	(589,000)	(554,000)
Proceeds from stock options exercised	60,000	40,000
Net cash used for financing activities	(1,029,000)	(1,014,000)

Impact of exchange rates on cash	(16,000)	(12,000)

Net increase (decrease) in cash and cash equivalents	1,244,000	(768,000)
Cash and cash equivalents, beginning of period	3,250,000	4,018,000
Cash and cash equivalents, end of period	$4,494,000	$3,250,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,000	$43,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Notes to Consolidated Financial Statements

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (ODM) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California, and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013) and divisions in Taiwan and China which were established in 1998, 1996 and 2005, respectively.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”). All significant intercompany transactions and balances have been eliminated in consolidation. The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheets as a part of shareholders’ equity with a balance of $96,000 and $100,000 as of December 31, 2018 and 2017, respectively.

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

Grand Shine Management (see Note 4 – Other Assets) accounted for approximately 35% and 33% of our net purchases for fiscal years 2018 and 2017, respectively. Samsung Electro-Mechanics Co. accounted for approximately 3% and 5% of our net purchases for each fiscal year 2018 and 2017. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

In 2018, we had one customer accounting for more than 10% of our net sales, for approximately 48%. In 2017, we have two customers accounting for more than 10% of our net sales, for approximately 38% and 13%.

As of December 31, 2018, we had one customer accounting for more than 10% of our trade accounts receivable, net of allowances of approximately 64% and as of December 31, 2017 we had two customers of approximately 49% and 22%.

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

Revenue Recognition

We recognize revenue on arrangements in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the years ended December 31, 2018 and 2017 amounted to $12,000 and $190,000, respectively.

Business Segments

We operate in one industry, the business of supplying ODM products and electronic components. Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments. See Note 12 to the consolidated financial statements Geographic Information, for additional information

Nature of products

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2018	2017
Primary geographical markets:
United States	$7,377,000	$6,803,000
Asia	806,000	781,000
Other	39,000	38,000
	8,222,000	7,622,000
Major product lines:
ODM projects	$4,890,000	$4,270,000
ODM components	2,709,000	2,656,000
Distribution components	623,000	696,000
	8,222,000	7,622,000
Timing of revenue recognition:
Products transferred at a point in time	$8,222,000	$7,622,000

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

The allowances for sales returns and doubtful accounts at December 31, 2018 and 2017 amounted to $38,000 and $40,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $7,189,000 and $7,848,000 at December 31, 2018 and 2017, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $180,000 during each of the years ended December 31, 2018 and 2017 (see Note 2 – Inventory).

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities. Advertising and other promotional costs, are expensed as incurred, and were $2,000 and $10,000 for the years ended December 31, 2018 and 2017, respectively.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of goods sold.”

Stock-Based Compensation

We account for our employee share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

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

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Fair Value Measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●	Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Net Income Per Share

Basic income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants, using the treasury stock method in the determination of dilutive shares outstanding during each reporting period.

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

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates have a significant impact on our valuation and reserve accounts relating to income taxes, the allowance for sales returns and allowances, doubtful accounts and inventory reserves. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications may have been made to the prior years’ financial statements in order to conform to the current year presentation. Such reclassifications are immaterial to both current and all previously issued financial statements taken as a whole and had no effect on previously reported results of operations.

New Accounting Pronouncements

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

2 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $7,189,000 and $7,848,000 at December 31, 2018 and 2017, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value and slow-moving inventory, we increased our reserves by $180,000 for both years ended December 31, 2018 and 2017, respectively, and such amounts were recorded as costs of goods sold.

3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2018	2017
Land	$1,297,000	$1,297,000
Buildings and improvements	5,096,000	5,096,000
Furniture and equipment	783,000	782,000
Computer software and hardware	557,000	553,000
Total Property and Equipment	7,733,000	7,728,000
Less: Accumulated depreciation and amortization	(4,023,000)	(3,862,000)
Property and Equipment, net	$3,710,000	$3,866,000

4 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Investment in joint venture - Grand Shine Mgmt	Other	Other Assets Total

Balance at December 31, 2016	$100,000	$347,000	$24,000	$471,000
Investment	93,000	-	-	93,000
Net investment losses during the year	-	(162,000)	-	(162,000)
Other changes	-	-	1,000	1,000
Balance at December 31, 2017	193,000	185,000	25,000	403,000
Net investment losses during the year	-	(185,000)	-	(185,000)
Other changes	-	-	(6,000)	(6,000)
Balance at December 31, 2018	$193,000	$-	$19,000	$212,000

Our $193,000 investment in securities as of December 31, 2018 relates to our ownership of 1,322,552 common shares of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers). Our investment represents approximately 7.9% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost method basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

In 2018, we sold our interests in Grand Shine Management.

5 - LONG-TERM DEBT FROM RELATED PARTY

Long-term debt consists of the following:

	December 31,	December 31,
	2018	2017

Secured credit facility from related party	$-	$500,000
Less current portion	-	-
Long-term debt, less current portion	$-	$500,000

Secured credit facility - On April 21, 2008, we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 6 – Related Party Transactions). On August 11, 2016, we renewed and extended maturities to June 30, 2017 and beyond. Credit was available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum (Prime was 4.50% at December 31, 2017). In 2018, we fully repaid the loan.

6 - RELATED PARTY TRANSACTIONS

We receive professional services and have credit available from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer. We made payments to K.S. Best International Co. Ltd during each of the years 2018 and 2017, in the amount of $24,000 annually for professional fees related to the operational management of our Taiwan office. In addition, during each of the years 2018 and 2017, we made payments of $9,000 and $43,000, respectively, for interest expense incurred on our outstanding borrowings. See also Note 5.

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2018 and 2017, we purchased products in the amount of $5,000 and $59,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7 - SHARE BASED COMPENSATION

Our 2018 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the Plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant. Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The fair value of options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions as follows for 2018: dividend yield of 6%; expected volatility of 33%; a risk free interest rate of approximately 3.15% and an expected holding period of 10 years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	376,000	1.07	4.1	$71,600
Exercised	(40,000)	1.00
Forfeited	(5,000)	1.09
Outstanding at December 31, 2017	331,000	1.08	3.5	$204,400
Grants	215,000	1.90	7.3
Exercised	(59,000)	1.02
Forfeited	(34,000)	1.48
Outstanding at December 31, 2018	453,000	1.35	5.0	$182,400
Exercisable at December 31, 2018	238,000	$1.04	2.8	$147,600

At December 31, 2018, the range of individual weighted average exercise prices was $.98 to $1.62 and the unamortized compensation expense was approximately $50,000.

8 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,867,325 and 4,808,235 issued and outstanding as of December 31, 2018 and 2017, respectively. Each holder of Class A common stock is entitled to one vote for each share held. During 2018, we issued 59,000 shares of our Class A common stock. During 2017, we issued 40,000 shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2018 and 2017. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During the nine months ended September 30, 2018 and for all of 2017, we declared and paid quarterly dividends at $.025 per share. For the quarter ended December 31, 2018, we paid quarterly dividends of $0.03 per share.

9 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2018	2017
Current:
Federal	$-	$-
Foreign	-	2,000
State	6,000	3,000
	6,000	5,000
Deferred:
Federal	216,000	1,494,000
State	103,000	55,000
Increase in valuation allowance	(319,000)	(1,549,000)
	-	-

Income tax provision	$6,000	$5,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the loss before income taxes as follows:

	Year Ended December 31,
	2018	2017
“Expected” income tax benefit	$288,000	$234,000
State tax expense, net of Federal benefit	5,000	2,000
Foreign loss	-	4,000
Increase in valuation allowance	(319,000)	(1,549,000)
Foreign tax expense	(4,000)	(1,000)
Tax rate change	-	1,264,000
Other	36,000	51,000
Income tax provision	$6,000	$5,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2018	2017
Deferred tax assets:
Inventory reserves	$2,146,000	$2,341,000
Section 263a adjustment	-	47,000
Allowances for bad debts and returns	11,000	12,000
Accrued expenses	19,000	19,000
Asset valuation reserve	481,000	426,000
Net operating loss carry forwards	136,000	307,000
Other	152,000	71,000
Total deferred tax assets	2,945,000	3,223,000
Valuation allowance	(2,691,000)	(3,018,000)
	254,000	205,000
Deferred tax liabilities:
Inventory overhead deferred tax liability	(73,000)	-
Deferred state taxes	(181,000)	(205,000)
Total deferred tax liabilities	(254,000)	(205,000)

Net deferred tax assets	$-	$-

As of December 31, 2018, we had approximately $416,000 and $544,000 in net operating loss carryforwards for federal and state income tax purposes, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets.  At December 31, 2018 and 2017, we have recorded valuation allowances against our net deferred tax assets of $2,691,000 and $3,018,000, respectively, as management determined that it is not more likely than not that the Company will realize the benefits of the net deferred tax assets, primarily based on the Company’s historical net losses.  We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

10 - NET INCOME PER SHARE

The following data shows a reconciliation of the numerators and the denominators used in computing income per share and the weighted average number of shares of potentially dilutive common stock.

	Year ended December 31,
	2018	2017

Net income available to common shareholders used in basic and diluted income per share	$1,378,000	$701,000
Weighted average number of common shares used in basic income per share (Class A and B shares)	5,597,555	5,550,847
Basic income per share (Class A and B shares)	$0.25	$0.13

Effect of dilutive securities:
Options	109,000	94,000
Weighted average number of common shares and dilutive potential common shares used in diluted income per share (Class A and B shares)	5,706,555	5,644,847
Diluted income per share	$0.24	$0.12

11 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2018 and 2017, employer matching contributions aggregated approximately $28,000.

Participants in the Plan, through self-directed brokerage accounts, held 929,203 (approximately 19%) shares in Class A common stock of Taitron Components as of both December 31, 2018 and 2017. The Plan does not offer new issues of Taitron Components common stock as an investment option.

12 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,200,000 as of December 31, 2018 and December 31, 2017.

13 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2018	2017	2018	2017
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$7,377,000	$6,803,000	$2,679,000	$2,788,000
South Korea	509,000	455,000	-	-
China	237,000	296,000	831,000	875,000
Taiwan	55,000	17,000	200,000	203,000
Other foreign countries	44,000	51,000	-	-
Total	$8,222,000	$7,622,000	$3,710,000	$3,866,000

14 - SUBSEQUENT EVENTS

On January 24, 2019, we invested an additional $185,000 in preferred stock of Zowie Technology Corporation (see Note 4 – Other Assets).

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2018.

Management's assessment report was not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permits us to provide only management's assessment report for the year ended December 31, 2018.

b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TAITRON COMPONENTS INCORPORATED

Dated: April 1, 2019	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: April 1, 2019
	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	April 1, 2019
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	April 1, 2019
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	April 1, 2019
Richard Chiang

/s/ Craig Miller	Director	April 1, 2019
Craig Miller

/s/ Felix Sung	Director	April 1, 2019
Felix Sung

/s/ David Vanderhorst	Chief Financial Officer	April 1, 2019
David Vanderhorst	(Principal Financial and Accounting Officer)