Form 10-Q
period 2019-03-31
TAITRON COMPONENTS INC
filed 2019-05-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	TAIT	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on April 30, 2019
Class A	4,937,235
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,481,000	$4,494,000
Accounts receivable, less allowances of $39,000 and $38,000, respectively	616,000	901,000
Inventories, less reserves for obsolescence of $7,229,000, and $7,189,000, respectively (Note 2)	4,700,000	4,597,000
Prepaid expenses and other current assets	166,000	67,000
Total current assets	9,963,000	10,059,000
Property and equipment, net	3,672,000	3,710,000
Other assets (Note 3)	398,000	212,000
Total assets	$14,033,000	$13,981,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$966,000	$972,000
Accrued liabilities	264,000	311,000
Total current & total liabilities	1,230,000	1,283,000

Commitments and contingencies (Note 6 )

Shareholders’ Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,937,235 and 4,867,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,892,000	10,812,000
Accumulated other comprehensive income	141,000	128,000
Retained earnings	1,671,000	1,656,000
Total Shareholders’ Equity - Taitron Components Inc	12,710,000	12,602,000
Noncontrolling interest in subsidiary	93,000	96,000
Total Shareholders’ Equity	12,803,000	12,698,000
Total Liabilities and Shareholders’ Equity	$14,033,000	$13,981,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Net product revenue	$1,384,000	$1,655,000
Cost of products sold	701,000	1,001,000
Gross profit	683,000	654,000

Selling, general and administrative expenses	530,000	560,000
Operating income	153,000	94,000

Interest income(expense), net	7,000	(6,000)
Loss on investments	-	(75,000)
Other income, net	25,000	48,000
Income before income taxes	185,000	61,000

Income tax provision	(1,000)	(2,000)

Net income	184,000	59,000
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(2,000)
Net income attributable to Taitron Components Inc.	$186,000	$61,000

Net income per share: Basic	$0.03	$0.01
Net income per share: Diluted	$0.03	$0.01
Cash dividends declared per common share	$0.030	$0.025

Weighted average common shares outstanding: Basic	5,699,847	5,570,847
Weighted average common shares outstanding: Diluted	5,801,847	5,670,592

Net income	$184,000	$59,000
Other comprehensive income:
Foreign currency translation adjustment	13,000	(7,000)
Comprehensive income	197,000	52,000
Comprehensive loss attributable to noncontrolling interests	(3,000)	(1,000)
Comprehensive income attributable to Taitron Components Inc.	$200,000	$53,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

	Class A common stock		Class B common stock		Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Sub	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Three months ending March 31, 2019:

Balances at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000

Net income attributable to Taitron Components Inc.	-	-	-	-	-	-	186,000	-	186,000

Comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	13,000	-	-	13,000

Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000

Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000

Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(3,000)	(3,000)

Balances at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000

Three months ending March 31, 2018:

Balances at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$100,000	$11,861,000

Net income attributable to Taitron Components Inc.	-	-	-	-	-	-	61,000	-	61,000

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	(7,000)	-	-	(7,000)

Amortization of stock based compensation	-	-	-	-	1,000	-	-	-	1,000

Cash dividends	-	-	-	-	-	-	(139,000)	-	(139,000)

Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	(1,000)	(1,000)

Balances at March 31, 2018	4,808,235	$5,000	762,612	$1,000	$10,745,000	$137,000	$789,000	$99,000	$11,776,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$184,000	$59,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,000	53,000
Provision for sales returns and doubtful accounts	3,000	2,000
Stock based compensation	4,000	1,000
Loss on investments	-	75,000
Changes in assets and liabilities:
Accounts receivable	282,000	255,000
Inventories	(103,000)	581,000
Prepaid expenses and other current assets	(99,000)	(45,000)
Accounts payable	(6,000)	(417,000)
Accrued liabilities	(47,000)	(80,000)
Other assets and liabilities	(1,000)	9,000
Total adjustments	76,000	434,000
Net cash provided by operating activities	260,000	493,000

Investing activities:
Acquisition of property & equipment	(5,000)	(3,000)
Payment for investment in convertible securities	(186,000)	-
Net cash used for investing activities	(191,000)	(3,000)

Financing activities:
Dividend payments	(171,000)	(139,000)
Proceeds from stock options exercised	76,000	-
Net cash used for financing activities	(95,000)	(139,000)

Impact of exchange rates on cash	13,000	(7,000)

Net (decrease) increase in cash and cash equivalents	(13,000)	344,000
Cash and cash equivalents, beginning of period	4,494,000	3,250,000
Cash and cash equivalents, end of period	$4,481,000	$3,594,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$6,000
Cash paid for income taxes, net	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

In 1989, we were formed and incorporated in California. We maintain a majority-owned subsidiary in Mexico (since 1998) and two divisions in each of Taiwan (since 1997) and China (since 2005). Our Mexico location closed all operations in May 2013 (final closure is pending sale of our local 15,000 sq. ft. office and warehouse facility) and our Taiwan and China locations are for supporting overseas customers, inventory sourcing, purchases and coordinating the manufacture of our products. Our China location also serves as the engineering design support center responsible for arranging pre-production scheduling and mass production runs with joint venture partners for our projects, making component datasheets and test specifications, preparing samples, monitoring quality of shipments and performing failure analysis reports.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.

New Accounting Pronouncements

In February 2016, the FASB issued a new accounting standard on leasing. The new standard will require companies to record most leased assets and liabilities on the balance sheet, and also proposes a dual model for recognizing expense. This guidance was effective in our first quarter of 2019. We have evaluated the impact of adopting this guidance and the adoption of these accounting changes have not impacted our assets and liabilities nor our net income or equity, as we currently do not lease any assets.

In January 2017, the FASB issued a new accounting standard which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was effective in our first quarter of 2019. The adoption of this guidance has not had a material effect on our consolidated financial statements.

In May 2017, the FASB issued a new accounting standard which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance was effective in our first quarter of 2019. The adoption of this guidance has not had a material effect on our consolidated financial statements.

Index

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products sold.

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of March 31, 2019 and December 31, 2018.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended March 31,
	2019	2018
Primary geographical markets:
United States	$1,119,000	$1,443,000
Asia	258,000	191,000
Other	7,000	21,000
	1,384,000	1,655,000
Major product lines:
ODM projects	$596,000	$841,000
ODM components	745,000	716,000
Distribution components	43,000	98,000
	1,384,000	1,655,000
Timing of revenue recognition:
Products transferred at a point in time	$1,384,000	$1,655,000

Index

2 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,700,000 and $4,597,000 at March 31, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,229,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	March 31,	December 31,
	2019	2018
	(Unaudited)

Investment in securities - Zowie Technology	$379,000	$193,000
Other	19,000	19,000
Other Assets	$398,000	$212,000

Our $379,000 investment in securities as of March 31, 2019 relates to the following investments in Zowie Technology (“ZT”), a supplier of electronic component products located in Taipei City, Taiwan R.O.C.:

(a)	$193,000 relates to 1,322,552 common shares of ZT and represents approximately 9% of their total outstanding shares although we do not have significant influence or control.
(b)

$186,000 relates to 317,428 shares of preferred convertible shares of ZT with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate.

Both investments in ZT are accounted for under the cost (plus impairment) basis of accounting.

4 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $0 and $6,000 for the three months ended March 31, 2019 and 2018, respectively. These payments were for professional fees related to the operational management of our Taiwan office. In addition, we also made interest expense payments on our credit facility of approximately $0 and $6,000 for the three months ended March 31, 2019 and 2018, respectively.

Index

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	453,000	$1.35	5.0	$182,400
Exercised	(70,000)	1.08	-	-
Outstanding at March 31, 2019	383,000	$1.40	5.5	$453,000
Exercisable at March 31, 2019	168,000	$1.02	3.4	$257,000

At March 31, 2019, the range of individual outstanding weighted average exercise prices was $0.98 to $1.78.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $2,040,000 as of March 31, 2019.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1 of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2018.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the three months ended March 31, 2019 and 2018 were $3,000 and $2,000, respectively. The allowance for sales returns and doubtful accounts at March 31, 2019 and December 31, 2018 aggregated $39,000 and $38,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,700,000 and $4,597,000 at March 31, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,229,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our March 31, 2019, condensed consolidated financial statements representing approximately 47% of current assets and 34% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Index

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

First quarter of 2019 versus 2018.

Net sales in the first quarter of 2019 totaled $1,384,000 versus $1,655,000 in the comparable period for 2018, a decrease of $271,000 or 16.4% over the same period last year. The decrease was primarily driven by a decrease of ODM project sales volume.

Gross profit for the first quarter of 2019 was $683,000 versus $654,000 in the comparable period for 2018, and gross margin percentage of net sales was 49.4% in the first quarter of 2019 versus 39.5% in the comparable period for 2018. The approximately 10% gross profit increase was driven by an increase of ODM project sales unit pricing contributing approximately 5% and shipments of new higher gross margin ODM products which contributed approximately 4% of the increase.

Selling, general and administrative expenses in the first quarter of 2019 totaled $530,000 versus $560,000 in the comparable period for 2018. The $30,000 decrease was primarily driven by the decreases of $15,000 in professional services and $9,000 in commissions paid to our independent sales representatives.

Other income, net of other expense, in the first quarter of 2019 was $25,000 versus $48,000 in the comparable period for 2018. Other income was primarily derived from the rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $1,000 for the first quarter of 2019 versus $2,000 in 2018, as we do not expect significant taxable income for the year ending December 31, 2019.

Net income was $184,000 for the first quarter of 2019 versus $59,000 in the comparable period for 2018, an increase of $125,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $260,000 as opposed to $493,000 in the three months ended March 31, 2019 and 2018, respectively. The decrease of $233,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory and accounts payable compared to the prior period.

Cash flows used for investing activities were $191,000 and $3,000 for the three months ended March 31, 2019 and 2018, respectively. The increase of $188,000 compared with the prior period was primarily due to our $186,000 investment in convertible securities (see Note 3).

Cash flows used for financing activities were $95,000 and $139,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease of $44,000 compared with the prior period was primarily due to $76,000 of stock options exercised and partially offset by $32,000 of increased cash dividend payments. The increase to our cash dividends was based upon our November 2, 2018 announcement that our quarterly cash dividends increased by 20% from $0.025 per share to $0.03 per share.

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

Inventory is included and classified as a current asset. As of March 31, 2019, inventory represented approximately 47% of current assets and 34% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Index

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2019	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)