Form 10-Q
period 2019-06-30
TAITRON COMPONENTS INC
filed 2019-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	TAIT	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on July 31, 2019
Class A	4,990,235
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,098,000	$4,494,000
Accounts receivable, less allowances of $40,000 and $38,000, respectively	1,073,000	901,000
Inventories, less reserves for obsolescence of $7,274,000, and $7,189,000, respectively (Note 2)	4,356,000	4,597,000
Prepaid expenses and other current assets	110,000	67,000
Total current assets	9,637,000	10,059,000
Property and equipment, net	3,633,000	3,710,000
Other assets (Note 3)	398,000	212,000
Total assets	$13,668,000	$13,981,000

Liabilities and Equity
Current liabilities:
Accounts payable	$453,000	$972,000
Accrued liabilities	271,000	311,000
Total current & total liabilities	724,000	1,283,000

Commitments and contingencies (Note 6 )

Equity:
Shareholders's equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,990,235 and 4,867,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,947,000	10,812,000
Accumulated other comprehensive income	143,000	128,000
Retained earnings	1,757,000	1,656,000
Total shareholders’ equity - Taitron Components Inc	12,853,000	12,602,000
Noncontrolling interest in subsidiary	91,000	96,000
Total equity	12,944,000	12,698,000
Total liabilities and equity	$13,668,000	$13,981,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,772,000	$2,150,000	$3,156,000	$3,805,000
Cost of products sold	937,000	1,171,000	1,638,000	2,172,000
Gross profit	835,000	979,000	1,518,000	1,633,000

Selling, general and administrative expenses	616,000	550,000	1,146,000	1,110,000
Operating income	219,000	429,000	372,000	523,000

Interest income(expense), net	7,000	2,000	14,000	(4,000)
Loss on investments	-	(60,000)	-	(135,000)
Other income, net	31,000	29,000	56,000	77,000
Income before income taxes	257,000	400,000	442,000	461,000

Income tax provision	(1,000)	(1,000)	(2,000)	(3,000)

Net income	256,000	399,000	440,000	458,000
Net loss attributable to noncontrolling interest in subsidiary	(2,000)	(2,000)	(4,000)	(4,000)
Net income attributable to Taitron Components Inc.	$258,000	$401,000	$444,000	$462,000

Net income per share: Basic	$0.05	$0.07	$0.08	$0.08
Net income per share: Diluted	$0.04	$0.07	$0.08	$0.08
Cash dividends declared per common share	$0.030	$0.025	$0.060	$0.050

Weighted average common shares outstanding: Basic	5,726,347	5,574,180	5,695,597	5,572,514
Weighted average common shares outstanding: Diluted	5,827,347	5,665,847	5,807,597	5,669,181

Net income	$256,000	$399,000	$440,000	$458,000
Other comprehensive income:
Foreign currency translation adjustment	2,000	9,000	15,000	2,000
Comprehensive income	258,000	408,000	455,000	460,000
Comprehensive loss attributable to noncontrolling interests	(2,000)	(2,000)	(5,000)	(3,000)
Comprehensive income attributable to Taitron Components Inc.	$260,000	$410,000	$460,000	$463,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

					Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest in Sub	Total Shareholders’ Equity
	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount

Three months ending March 31, 2019 and June 30, 2019 (unaudited):
Balance at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	186,000	(2,000)	184,000
Other comprehensive income(loss)	-	-	-	-	-	13,000	-	(1,000)	12,000
Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000
Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)
Balance at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000
Consolidated net income (loss)	-	-	-	-	-	-	258,000	(2,000)	256,000
Other comprehensive income	-	-	-	-	-	2,000	-	-	2,000
Exercise stock options	53,000	-	-	-	50,000	-	-	-	50,000
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(172,000)	-	(172,000)
Balance at June 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,947,000	$143,000	$1,757,000	$91,000	$12,944,000

Three months ending March 31, 2018 and June 30, 2018 (unaudited):
Balance at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$100,000	$11,861,000
Consolidated net income (loss)	-	-	-	-	-	-	61,000	(2,000)	59,000
Other comprehensive income (loss)	-	-	-	-	-	(7,000)	-	1,000	(6,000)
Amortization of stock based compensation	-	-	-	-	1,000	-	-	-	1,000
Cash dividends	-	-	-	-	-	-	(139,000)	-	(139,000)
Balance at March 31, 2018	4,808,235	$5,000	762,612	$1,000	$10,745,000	$137,000	$789,000	$99,000	$11,776,000
Consolidated net income (loss)	-	-	-	-	-	-	401,000	(2,000)	399,000
Other comprehensive income	-	-	-	-	-	9,000	-	-	9,000
Exercise stock options	20,000	-	-	-	18,000	-	-	-	18,000
Amortization of stock based compensation	-	-	-	-	1,000	-	-	-	1,000
Cash dividends	-	-	-	-	-	-	(139,000)	-	(139,000)
Balance at June 30, 2018	4,828,235	$5,000	762,612	$1,000	$10,764,000	$146,000	$1,051,000	$97,000	$12,064,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$440,000	$458,000
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	82,000	76,000
Provision for sales returns and doubtful accounts	4,000	3,000
Stock based compensation	9,000	2,000
Loss on investments	-	135,000
Changes in assets and liabilities:
Accounts receivable	(176,000)	(384,000)
Inventories	241,000	444,000
Prepaid expenses and other current assets	(43,000)	(30,000)
Accounts payable	(519,000)	138,000
Accrued liabilities	(40,000)	(68,000)
Other assets and liabilities	(1,000)	11,000
Total adjustments	(443,000)	327,000
Net cash (used for) provided by operating activities	(3,000)	785,000

Investing activities:
Acquisition of property and equipment	(5,000)	-
Payment for investment in convertible securities	(186,000)	-
Net cash used for investing activities	(191,000)	-

Financing activities:
Payments on notes payable	-	(500,000)
Dividend payments	(343,000)	(278,000)
Proceeds from stock options exercised	126,000	18,000
Net cash used for financing activities	(217,000)	(760,000)

Impact of exchange rates on cash	15,000	2,000

Net (decrease) increase in cash and cash equivalents	(396,000)	27,000
Cash and cash equivalents, beginning of period	4,494,000	3,250,000
Cash and cash equivalents, end of period	$4,098,000	$3,277,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,000
Cash paid for income taxes, net	$3,000	$3,000

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

Index

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of June 30, 2019 and December 31, 2018.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Primary geographical markets:
United States	$1,544,000	$1,940,000	$2,663,000	$3,386,000
Asia	220,000	179,000	479,000	365,000
Other	8,000	31,000	14,000	54,000
	1,772,000	2,150,000	3,156,000	3,805,000
Major product lines:
ODM projects	$991,000	$1,231,000	$1,588,000	$2,075,000
ODM components	749,000	713,000	1,492,000	1,424,000
Distribution components	32,000	206,000	76,000	306,000
	1,772,000	2,150,000	3,156,000	3,805,000
Timing of revenue recognition:
Products transferred at a point in time	$1,772,000	$2,150,000	$3,156,000	$3,805,000

2 – INVENTORY

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,356,000 and $4,597,000 at June 30, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,274,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

Index

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2018	$193,000	$19,000	$212,000
Investment	186,000	-	186,000
Balance at June 30, 2019	$379,000	$19,000	$398,000

Our $379,000 investment in securities as of June 30, 2019 relates to the following investments in Zowie Technology (“ZT”), a supplier of electronic component products located in Taipei City, Taiwan R.O.C.:

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

4 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $0 and $6,000 for three months ended June 30, 2019 and 2018, respectively and $0 and $12,000 for the six months ended June 30, 2019 and 2018. These payments were for professional fees related to the operational management of our Taiwan office. In addition, we also made interest expense payments on our credit facility of approximately $0 and $3,000 for the three months ended June 30, 2019 and 2018, respectively and $0 and $9,000 for the six months ended June 30, 2018, respectively.

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	453,000	$1.35	5.0	$182,400
Exercised	(123,000)	1.03	-	-
Forfeited	(1,000)	0.84	-	-
Outstanding at June 30, 2019	329,000	$1.47	5.7	$535,500
Exercisable at June 30, 2019	114,000	$1.05	3.5	$234,000

At June 30, 2019, the range of individual outstanding weighted average exercise prices was $1.02 to $1.78.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,240,000 as of June 30, 2019.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for both the three months ended June 30, 2019 and 2018 were $1,000 and for the six months ended June 30, 2019 and 2018 were $4,000 and $3,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2019 and December 31, 2018 aggregated $40,000 and $38,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,356,000 and $4,597,000 at June 30, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,274,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our June 30, 2019, condensed consolidated financial statements representing approximately 45% of current assets and 32% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Index

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Second quarter of 2019 versus 2018.

Net sales in the second quarter of 2019 totaled $1,772,000 versus $2,150,000 in the comparable period for 2018, a decrease of $378,000 or 17.6% over the same period last year. The decrease was primarily driven by a decrease of ODM project sales volume.

Gross profit for the second quarter of 2019 was $835,000 versus $979,000 in the comparable period for 2018, and gross margin percentage of net sales was 47.1% in the second quarter of 2019 versus 45.5% in the comparable period for 2018. The approximately 1.6% gross profit margin increase were driven by shipments of higher gross margin ODM projects despite the lower sales volume.

Selling, general and administrative expenses in the second quarter of 2019 totaled $616,000 versus $550,000 in the comparable period for 2018. The $66,000 increase was primarily driven by an increase in salaries for severance pay incurred during the second quarter of 2019.

Other income, net of other expense, in the second quarter of 2019 was $31,000 versus $29,000 in the comparable period for 2018. Other income was primarily derived from the rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $1,000 for both the second quarter of 2019 and 2018, as we do not expect significant taxable income for the year ending December 31, 2019.

Net income was $256,000 for the second quarter of 2019 versus $399,000 in the comparable period for 2018, a decrease of $143,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018.

Net sales in the six months ended June 30, 2019 was $3,156,000 versus $3,805,000 in the comparable period for 2018, a decrease of $649,000 or 17% over the same period last year. The decrease was driven by a decrease of ODM project sales volume.

Gross profit for the six months ended June 30, 2019 was $1,518,000 versus $1,633,000 in the comparable period for 2018, and gross margin percentage of net sales was approximately 48.1% for the six months ended June 30, 2018 and 42.9% for 2018, respectively. The approximately 5% gross profit increase was driven by shipments of new higher gross margin ODM projects.

Selling, general and administrative expenses in the six months ended June 30, 2019 totaled $1,146,000 versus $1,110,000 in the comparable period for 2018, an increase of $36,000 or 3.2% over the same period last year.   The $36,000 increase was primarily driven by an increase of $66,000 in salaries primarily for severance pay incurred during the second quarter of 2019, offset by a decrease of $23,000 in professional fees paid for engineering design services.

Other income, net of other expenses, in the six months ended June 30, 2019 was $56,000 versus $77,000 in the comparable period for 2018. Other income was primarily derived from the rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $2,000 for the six months ended June 30, 2019 versus $3,000 in 2018, as we do not expect significant taxable income for the year ending December 31, 2019.

Net income was $440,000 for the six months ended June 30, 2019 versus $458,000 in the comparable period for 2018, a decrease of $18,000 resulting from the reasons discussed above.

Index

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows used for operating activities were $3,000 as opposed to cash flows provided by operating activities of $785,000 in the six months ended June 30, 2019 and 2018, respectively. The decrease of $788,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory and accounts payable compared to the prior period.

Cash flows used for investing activities were $191,000 and $0 for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to our $186,000 investment in convertible securities (see Note 3).

Cash flows used for financing activities were $217,000 and $760,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease of $543,000 compared with the prior period was primarily due to $500,000 from payments on notes payable in the prior year and a $65,000 increase in dividend payments in the current year. The increase to our cash dividends was based upon our November 2, 2018 announcement that our quarterly cash dividends increased by 20% from $0.025 per share to $0.03 per share.

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

Inventory is included and classified as a current asset. As of June 30, 2019, inventory represented approximately 45% of current assets and 32% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors. - Not Applicable

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

Date: August 14, 2019

/s/ Stewart Wang

Stewart Wang,

Chief Executive Officer and President

(Principal Executive Officer)

/s/ David Vanderhorst

David Vanderhorst

Chief Financial Officer and Secretary

(Principal Financial Officer)