Form 10-Q
period 2019-09-30
TAITRON COMPONENTS INC
filed 2019-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	TAIT	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on October 31, 2019
Class A	4,990,235
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,969,000	$4,494,000
Accounts receivable, less allowances of $40,000 and $38,000, respectively	750,000	901,000
Inventories, less reserves for obsolescence of $7,319,000, and $7,189,000, respectively (Note 2)	4,207,000	4,597,000
Prepaid expenses and other current assets	90,000	67,000
Total current assets	10,016,000	10,059,000
Property and equipment, net	3,435,000	3,710,000
Other assets (Note 3)	398,000	212,000
Total assets	$13,849,000	$13,981,000

Liabilities and Equity
Current liabilities:
Accounts payable	$388,000	$972,000
Accrued liabilities	298,000	311,000
Total current & total liabilities	686,000	1,283,000

Commitments and contingencies (Note 6 )

Equity:
Shareholders's equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,990,235 and 4,867,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,952,000	10,812,000
Accumulated other comprehensive income	43,000	128,000
Retained earnings	2,062,000	1,656,000
Total shareholders’ equity - Taitron Components Inc	13,063,000	12,602,000
Noncontrolling interest in subsidiary	100,000	96,000
Total equity	13,163,000	12,698,000
Total liabilities and equity	$13,849,000	$13,981,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,658,000	$1,902,000	$4,814,000	$5,707,000
Cost of products sold	770,000	1,056,000	2,408,000	3,228,000
Gross profit	888,000	846,000	2,406,000	2,479,000

Selling, general and administrative expenses	566,000	544,000	1,712,000	1,654,000
Operating income	322,000	302,000	694,000	825,000

Interest income(expense), net	7,000	-	21,000	(4,000)
Loss on investments	-	(50,000)	-	(185,000)
Other income, net	188,000	29,000	244,000	106,000
Income before income taxes	517,000	281,000	959,000	742,000

Income tax provision	(2,000)	(2,000)	(4,000)	(5,000)

Net income	515,000	279,000	955,000	737,000
Net income(loss) attributable to noncontrolling interests	37,000	(2,000)	33,000	(6,000)
Net income attributable to Taitron Components Inc.	$478,000	$281,000	$922,000	$743,000

Net income per share: Basic	$0.08	$0.05	$0.16	$0.13
Net income per share: Diluted	$0.08	$0.05	$0.16	$0.13
Cash dividends declared per common share	$0.030	$0.025	$0.090	$0.075

Weighted average common shares outstanding: Basic	5,752,847	5,615,347	5,714,680	5,586,791
Weighted average common shares outstanding: Diluted	5,825,847	5,741,474	5,826,680	5,702,456

Net income	$515,000	$279,000	$955,000	$737,000
Other comprehensive income:
Foreign currency translation adjustment	(100,000)	(8,000)	(85,000)	(6,000)
Comprehensive income	415,000	271,000	870,000	731,000
Comprehensive income(loss) attributable to noncontrolling interests	9,000	(2,000)	4,000	(5,000)
Comprehensive income attributable to Taitron Components Inc.	$406,000	$273,000	$866,000	$736,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other			Total
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2019, June 30, 2019 and September 30, 2019 (unaudited):
Balance at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	186,000	(2,000)	184,000
Other comprehensive income(loss)	-	-	-	-	-	13,000	-	(1,000)	12,000
Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000
Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)
Balance at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000
Consolidated net income (loss)	-	-	-	-	-	-	258,000	(2,000)	256,000
Other comprehensive income	-	-	-	-	-	2,000	-	-	2,000
Exercise stock options	53,000	-	-	-	50,000	-	-	-	50,000
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(172,000)	-	(172,000)
Balance at June 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,947,000	$143,000	$1,757,000	$91,000	$12,944,000
Consolidated net income	-	-	-	-	-	-	478,000	37,000	515,000
Other comprehensive loss	-	-	-	-	-	(100,000)	-	(28,000)	(128,000)
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(173,000)	-	(173,000)
Balance at September 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,952,000	$43,000	$2,062,000	$100,000	$13,163,000

Three months ending March 31, 2018, June 30, 2018 and September 30, 2018 (unaudited):
Balance at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$100,000	$11,861,000
Consolidated net income (loss)	-	-	-	-	-	-	61,000	(2,000)	59,000
Other comprehensive income (loss)	-	-	-	-	-	(7,000)	-	1,000	(6,000)
Amortization of stock based compensation	-	-	-	-	1,000	-	-	-	1,000
Cash dividends	-	-	-	-	-	-	(139,000)	-	(139,000)
Balance at March 31, 2018	4,808,235	$5,000	762,612	$1,000	$10,745,000	$137,000	$789,000	$99,000	$11,776,000
Consolidated net income (loss)	-	-	-	-	-	-	401,000	(2,000)	399,000
Other comprehensive income	-	-	-	-	-	9,000	-	-	9,000
Exercise stock options	20,000	-	-	-	18,000	-	-	-	18,000
Amortization of stock based compensation	-	-	-	-	1,000	-	-	-	1,000
Cash dividends	-	-	-	-	-	-	(139,000)	-	(139,000)
Balance at June 30, 2018	4,828,235	$5,000	762,612	$1,000	$10,764,000	$146,000	$1,051,000	$97,000	$12,064,000
Consolidated net income (loss)	-	-	-	-	-	-	281,000	(2,000)	279,000
Other comprehensive loss	-	-	-	-	-	(8,000)	-	-	(8,000)
Exercise stock options	39,000	-	-	-	42,000	-	-	-	42,000
Amortization of stock based compensation	-	-	-	-	-	-	-	-	-
Cash dividends	-	-	-	-	-	-	(138,000)	-	(138,000)
Balance at September 30, 2018	4,867,235	$5,000	762,612	$1,000	$10,806,000	$138,000	$1,194,000	$95,000	$12,239,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$955,000	$737,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,000	121,000
Provision for sales returns and doubtful accounts	4,000	3,000
Stock based compensation	14,000	2,000
Loss on investments	-	185,000
Gain on sale of assets	(160,000)	-
Changes in assets and liabilities:
Accounts receivable	147,000	255,000
Inventories	390,000	252,000
Prepaid expenses and other current assets	(23,000)	4,000
Accounts payable	(584,000)	(137,000)
Accrued liabilities	(13,000)	(25,000)
Other assets and liabilities	4,000	12,000
Total adjustments	(97,000)	672,000
Net cash provided by operating activities	858,000	1,409,000

Investing activities:
Acquisition of property and equipment	(12,000)	(5,000)
Proceeds from sale of assets	200,000	-
Payment for investment in convertible securities	(186,000)	-
Net cash provided by (used for) investing activities	2,000	(5,000)

Financing activities:
Payments on notes payable	-	(500,000)
Dividend payments	(516,000)	(418,000)
Proceeds from stock options exercised	126,000	60,000
Net cash used for financing activities	(390,000)	(858,000)

Impact of exchange rates on cash	5,000	(6,000)

Net increase in cash and cash equivalents	475,000	540,000
Cash and cash equivalents, beginning of period	4,494,000	3,250,000
Cash and cash equivalents, end of period	$4,969,000	$3,790,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,000
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

In 1989, we were formed and incorporated in California. We maintain a majority-owned subsidiary in Mexico (since 1998) and two divisions in each of Taiwan (since 1997) and China (since 2005). Our Mexico location closed all operations in May 2013 (final closure is planned for the fourth quarter of 2019) and our Taiwan and China locations are for supporting overseas customers, inventory sourcing, purchases and coordinating the manufacture of our products. Our China location also serves as the engineering design support center responsible for arranging pre-production scheduling and mass production runs with joint venture partners for our projects, making component datasheets and test specifications, preparing samples, monitoring quality of shipments and performing failure analysis reports.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2019 and December 31, 2018.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Primary geographical markets:
United States	$1,509,000	$1,622,000	$4,186,000	$5,003,000
Asia	145,000	257,000	610,000	627,000
Other	4,000	23,000	18,000	77,000
	1,658,000	1,902,000	4,814,000	5,707,000
Major product lines:
ODM projects	$1,103,000	$1,006,000	$2,705,000	$3,077,000
ODM components	539,000	719,000	2,018,000	2,147,000
Distribution components	16,000	177,000	91,000	483,000
	1,658,000	1,902,000	4,814,000	5,707,000
Timing of revenue recognition:
Products transferred at a point in time	$1,658,000	$1,902,000	$4,814,000	$5,707,000

Index

2 – INVENTORY

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,207,000 and $4,597,000 at September 30, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,319,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost or net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2018	$193,000	$19,000	$212,000
Investment	186,000	-	186,000
Balance at September 30, 2019	$379,000	$19,000	$398,000

Our $379,000 investment in securities as of September 30, 2019 relates to the following investments in Zowie Technology (“ZT”), a supplier of electronic component products located in Taipei City, Taiwan R.O.C.:

(a)	$193,000 relates to 1,322,552 common shares of ZT and represents approximately 9% of their total outstanding shares although we do not have significant influence or control.
(b)	$186,000 relates to 317,428 shares of preferred convertible debt of ZT with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate.

Both investments in ZT are accounted for under the cost (plus impairment) basis of accounting.

4 – RELATED PARTY TRANSACTIONS

We made payments to K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer of approximately $0 and $6,000 for the three months ended September 30, 2019 and 2018, respectively and $0 and $18,000 for the nine months ended September 30, 2019 and 2018, respectively. These payments were for professional fees related to the operational management of our Taiwan office. In addition, we also made interest expense payments on our prior credit facility of approximately $0 and $9,000 for the nine months ended September 30, 2019 and 2018, respectively.

Index

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	453,000	$1.35	5.0	$182,000
Grants	52,500	$2.78	8.0	-
Exercised	(123,000)	1.03	-	-
Forfeited	(1,000)	0.84	-	-
Outstanding at September 30, 2019	381,500	$1.65	5.8	$428,000
Exercisable at September 30, 2019	114,000	$1.05	3.3	$192,000

At September 30, 2019, the range of individual outstanding weighted average exercise prices was $1.02 to $2.68.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $980,000 as of September 30, 2019.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the three months ended September 30, 2019 and 2018 were $0 and $2,000, respectively and for the nine months ended September 30, 2019 and 2018 were $4,000 and $5,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2019 and December 31, 2018 aggregated $40,000 and $38,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $4,207,000 and $4,597,000 at September 30, 2019 and December 31, 2018, respectively, which is presented net of valuation allowances of $7,319,000 and $7,189,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2019, condensed consolidated financial statements representing approximately 42% of current assets and 30% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Third quarter of 2019 versus 2018.

Net sales in the third quarter of 2019 totaled $1,658,000 versus $1,902,000 in the comparable period for 2018, a decrease of $244,000 or 12.8% over the same period last year. The decrease was primarily driven by a decrease of ODM project sales volume.

Gross profit for the third quarter of 2019 was $888,000 versus $846,000 in the comparable period for 2018, and gross margin percentage of net sales was 53.6% in the third quarter of 2019 versus 44.5% in the comparable period for 2018. The approximately 9.1% gross profit margin increase were driven by shipments of higher gross margin ODM projects despite the lower sales volume.

Selling, general and administrative expenses in the third quarter of 2019 totaled $566,000 versus $544,000 in the comparable period for 2018. The $22,000 increase was primarily driven by an increase in salaries.

Other income, net of other expense, in the third quarter of 2019 was $188,000 versus $29,000 in the comparable period for 2018. Other income for the three months ended September 30, 2019 was primarily derived from the gain on sale of our Mexico property of $160,000 and rental income of excess office space at our headquarters in Valencia, CA.

Income tax provision was $2,000 for both the third quarter of 2019 and 2018, as we do not expect significant taxable income for the year ending December 31, 2019.

Net income was $515,000 for the third quarter of 2019 versus $279,000 in the comparable period for 2018, an increase of $236,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018.

Net sales in the nine months ended September 30, 2019 was $4,814,000 versus $5,707,000 in the comparable period for 2018, a decrease of $893,000 or 15.6% over the same period last year. The decrease was driven by a decrease of ODM project sales volume.

Gross profit for the nine months ended September 30, 2019 was $2,406,000 versus $2,479,000 in the comparable period for 2018, and gross margin percentage of net sales was approximately 50% for the nine months ended September 30, 2018 and 43.4% for 2018, respectively. The approximately 6.6% gross profit increase was driven by shipments of new higher gross margin ODM projects.

Selling, general and administrative expenses in the nine months ended September 30, 2019 totaled $1,712,000 versus $1,654,000 in the comparable period for 2018, an increase of $58,000 or 3.5% over the same period last year.   The $58,000 increase was primarily driven by an increase of $81,000 in salaries primarily for severance pay incurred during the second quarter of 2019, offset by a decrease of $18,000 in professional fees paid for engineering design services.

Other income, net of other expenses, in the nine months ended September 30, 2019 was $244,000 versus $106,000 in the comparable period for 2018. Other income for the nine months ended September 30, 2019 was primarily derived from the gain on sale of our Mexico property of $160,000 and rental income of excess office space at our headquarters in Valencia, CA.

Index

Income tax provision was $4,000 for the nine months ended September 30, 2019 versus $5,000 in 2018, as we do not expect significant taxable income for the year ending December 31, 2019.

Net income was $955,000 for the nine months ended September 30, 2019 versus $737,000 in the comparable period for 2018, an increase of $236,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $858,000 and $1,409,000 in the nine months ended September 30, 2019 and 2018, respectively. The decrease of $551,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory and accounts payable compared to the prior period.

Cash flows provided by investing activities were $2,000 for the nine months ended September 30, 2019 and cash flows used in investing activities was $5,000 in the nine months ended September 30, 2018.

Cash flows used for financing activities were $390,000 and $858,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $468,000 compared with the prior period was primarily due to $500,000 from payments on notes payable in the prior year and a $98,000 increase in dividend payments in the current year. The increase to our cash dividends was based upon our November 2, 2018 announcement that our quarterly cash dividends increased by 20% from $0.025 per share to $0.03 per share.

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

Inventory is included and classified as a current asset. As of September 30, 2019, inventory represented approximately 42% of current assets and 30% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2019	/s/ Stewart Wang Stewart Wang, Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst David Vanderhorst Chief Financial Officer and Secretary (Principal Financial Officer)