Form 10-K
period 2019-12-31
TAITRON COMPONENTS INC
filed 2020-03-30
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-25844

TAITRON COMPONENTS INCORPORATED

(Exact name of registrant as specified in its charter)

California	95-4249240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28040 West Harrison Parkway, Valencia, California	91355
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (661) 257-6060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $.001 par value	TAIT	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.              Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.           Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).               Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $5.1 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2019.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2020
Class A common stock, $.001 par value	5,035,235
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2019 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

TAITRON COMPONENTS INCORPORATED

2019 FORM 10-K ANNUAL REPORT

December 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and are usually denoted by words or phrases such as “believes,” “plans,” “should,” “expects,” “thinks,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, some of which are discussed in this report in the Part I, Item 1A. Risk Factors and elsewhere in this report. Except as required by law, we undertake no obligation to update forward-looking statements.

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

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”). In 2019 and 2018, we offered approximately 22 and 29, respectively, different ODM Products that are manufactured to specifications developed as a result of our engineering support services. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2019, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Product Industry

ODM product providers have experienced rapid change and growth as an increasing number of OEMs outsource their manufacturing requirements. OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales. We believe further growth opportunities exist for ODM product providers to penetrate the worldwide market. By designing private brand products for OEM customers in the US, we are able to expand export sales to overseas CEM customers.

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $6,598,000 and $7,599,000 in 2019 and 2018, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2019 and 2018, we distributed our products to approximately 300 customers, however our two largest customers combined accounted for approximately 59% (individually by approximately 42% and 17%) of net sales during 2019 and approximately 57% (individually by approximately 48% and 9%) during 2018.

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

Sales and Marketing Channels

As of March 15, 2020, our sales and marketing department consisted of 8 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

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

Competition

The ODM products we provide are available from many independent sources as well as from the in-house manufacturing capabilities of current and potential customers. Our competitors may be more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. In addition, in recent years, original design manufacturers that provide design and manufacturing services to OEMs have significantly increased their share of outsourced manufacturing services provided to OEMs in the consumer electronic product market. Competition from ODMs may increase if our business in these markets grows or if ODMs expand further into these markets. We believe that our principal competitive advantages in our targeted markets are our engineering capabilities, product quality, flexibility, cost and timeliness in responding to design and schedule changes, reliability in meeting product delivery schedules, pricing, technological sophistication and geographic location.

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

Foreign Trade Regulation

A large portion of the products we distribute are manufactured in Asia, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, including recent disruptions caused by the Covid-19 pandemic, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

Sales to Asian customers were 13% and 9.8% of our total sales in 2019 and 2018, respectively.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations. During 2019, we remain impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

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

Employees

As of March 15, 2020, we had 18 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

We maintain a website (http://www.taitroncomponents.com), but we are not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through this website our annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish the material to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

If our suppliers fail to meet our component and manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Our ODM Products comprise many components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including printed circuit boards and integrated circuits. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain sufficient components t that we have needed due to shortages or quality issues from some of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

Our primary suppliers are located in Asia. If a manufacturer should be unable to deliver products to us on a timely basis or at all, our business could be adversely affected. Though we have had many years of favorable experience with these suppliers, there can be no assurance that circumstances might not change and compel one or more of these suppliers to curtail or terminate deliveries to us. Moreover, the use of contract manufacturers to provide components typically requires that we place production orders several months in advance of our expected need for the products. This in turn leads to risks that we may lack sufficient inventory to sell to our customers where our expectations were conservative, or that we may order excess product inventory where our expectations were optimistic. We have in the past, experienced shortages of some parts needed to manufacture our ODM Products.

In addition, since a significant number of the products we distribute are manufactured in Taiwan, Hong Kong, China, South Korea and the Philippines, we are subject to a number of risks associated with foreign operations, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

The company's lack of long-term sales contracts may have a material adverse effect on its business.

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

Changes in demand or downturns in the markets we serve could affect our business and operating results.

The industries into which we market and sell our products are cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns, or any failure of these industries to recover from downturns, could materially harm our business and operating results. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customers’ products.

The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company's business.

The company operates in a highly competitive international environment. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. The company also competes for customers with its suppliers. The size of the company's competitors varies across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing and margin pressure and the need for constant attention to improve service and product offerings and increase market share. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to changing customer needs, and quality and depth of product lines and training, as well as service and support provided to the customer. The company also faces competition from companies in the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. The company expects to encounter increased competition from its current and/or new competitors, making it more difficult for the company to retain its market share. There is no guarantee that the company's response to competition will be successful. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

A small number of suppliers and customers account for a significant portion of the company’s business.

Grand Shine Management accounted for approximately 35% of the company’s net purchases for each of the fiscal years 2019 and 2018. Zowie Technology accounted for approximately 15% and 11% of the company’s net purchases for each of the fiscal years 2019 and 2018, respectively. The company does not regard any one supplier as essential to its operations, since equivalent replacements for most of the company’s products are available from one or more of the company’s other suppliers or are available from various other sources at competitive prices. However, a change in supplier may delay the delivery of inventory to the company and adversely impact its results of operations.

In 2019, the company had two customers accounting for more than 10% of its net sales, for approximately 42% and 17%. In 2018, the company had one customer accounting for more than 10% of its net sales, for approximately 48%. As of December 31, 2019, the company had two customers accounting for more than 10% of its trade accounts receivable, net of allowances, of approximately 63% and 25% and as of December 31, 2018 the company had one customer of approximately 64%. In the event the company’s largest customers were to decrease their demand for the company’s products or in the event such customers ceased to purchase products from the company, the company’s operations would be materially and adversely impacted.

The company may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it.

Global businesses are facing increasing risks of criminal, illegal, and other fraudulent acts. The evolving nature of such threats, considering new and sophisticated methods used by criminals, including phishing, misrepresentation, social engineering and forgery, is making it increasingly difficult for the company to anticipate and adequately mitigate these risks. In addition, designing and implementing measures to defend against, prevent, and detect these types of activities are increasingly costly and invasive into the operations of the business. As a result, the company could experience a material loss in the future to the extent that controls and other measures implemented to address these threats fail to prevent or detect such acts.

Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.

The company's business could be materially adversely affected as a result of a significant quality or performance issue in the products or components sold by the company. Despite our efforts to revise and update our manufacturing and test processes, we may not be able to control and eliminate manufacturing flaws adequately. These flaws may include undetected software or hardware defects associated with new products, existing products or products that haves been integrated into a system or apparatus with the products of other vendors. If we fail to adequately monitor, develop and implement appropriate test and manufacturing processes we could experience a rate of product failure that results in substantial shipment delays, warranty costs or damage to our reputation. Product flaws may also consume our limited engineering resources and interrupt our development efforts. Significant product failures would increase our costs and result in the loss of future sales and be harmful to our business.

Declines in value of the company's inventory could materially adversely affect its business.

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. Many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. As we continue to shift our primarily focus to our ODM Products and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory, we expect the value of our existing inventory to decline. We had inventory balances in the amount of $3,588,000 and $4,597,000 at December 31, 2019 and 2018, respectively, which is presented net of valuation allowances of $5,893,000 and $7,189,000 at December 31, 2019 and 2018, respectively. Further declines in the value of the company’s inventory could have a material adverse effect on the company's business.

Tariffs may result in increased prices and could adversely affect the company's business and results of operations.

Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China, which have increased the prices of many of the products that the company purchases from its suppliers. The tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S., China or other countries, could result in further increased prices. While the company intends to pass price increases on to its customers, the effect of tariffs on prices may impact sales and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but the company cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits of the company and customer demand for certain products which could have an adverse effect on the company’s business and results of operations.

The company is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. In the event of non-compliance, the company can face serious consequences, which can harm its business.

The company is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations (“EAR”), U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department's Office of Foreign Assets Controls (“OFAC”). Products the company sells which are either manufactured in the United States or based on U.S. technology ("U.S. Products") are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Licenses or proper license exemptions may be required by local jurisdictions' export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, and other countries in which the company operates. Non-compliance with the EAR, OFAC regulations, or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company's business.

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other state and national anti-bribery and anti-money laundering laws in the countries in which it conducts business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The company engages third parties to provide services. The company can be held liable for the corrupt or other illegal activities of its employees, agents, and contractors, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

The company is subject to environmental laws and regulations that could materially adversely affect its business.

A number of jurisdictions in which the company's products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company's products and impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off. Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing regulations are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs. At December 31, 2019, the company had cash and cash equivalents of $5.3 million. The company believes that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, the company may need to secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. In the event the company requires additional capital to meet its business needs, there can be no assurance that additional funding will be available when needed or, if available, that it can be obtained on commercially reasonable terms.

The company’s revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may in turn affect its stock price.

The company’s quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors, including:

● General economic conditions affecting spending and the rates of growth or decline in the markets the company services;

● Variations in product order backlogs, and reductions in the size, delays in the timing, or cancellation of significant customer orders;

● The timing of introductions and marketplace acceptance of new or enhanced products by the company or its competitors;

● Expansions or reductions in the company’s relationships with its OEM customers;

● Unforeseen warranty costs that exceed established reserves;

● Timing and levels of the company’s operating expenses; or

● Emerging new technologies that change the nature of or need for the company’s products and components held in inventory.

We believe that period-to-period comparisons of our operating results may not necessarily be reliable indicators of our future performance. It is likely that in some future period our operating results will not meet your expectations or those of public market analysts. Any unanticipated change in revenues or operating results is likely to cause the company’s stock price to fluctuate since such changes reflect new information available to investors and analysts. New information may cause investors and analysts to revalue the company’s stock and this, in the aggregate, may cause fluctuations in the company’s stock price.

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports, safeguard assets, and is an important part of its effort to prevent financial fraud. The company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company's independent registered public accounting firm discovers material weaknesses in the company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company's business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company's financial statements, which could cause the market price of its common stock to decline or limit the company's access to capital.

The company's success depends upon its key executives.

Any failure to attract and retain necessary talent may materially and adversely affect the company's business, prospects, financial condition, and results of operations. The company's success depends, to a significant extent, on the capability, expertise, and continued services of its senior management team. The company relies on the expertise and experience of certain key executives in developing business strategies, business operations, and maintaining relationships with customers and suppliers. If the company were to lose any of its key executives, it may not be able to find a suitable replacement with comparable knowledge and experience. The company may also need to offer better remuneration and other benefits to attract and retain key executives and therefore cannot be assured that costs and expenses will not increase significantly as a result of increased talent acquisition and retention cost.

Cyber security and privacy breaches may hurt the company's business, damage its reputation, increase its costs, and cause losses.

The company's information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to the company's operations and/or loss or disclosure of, or damage to, the company's or any of its customer's or supplier's data, confidential information, or reputation. The company's information technology systems security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers, or suppliers to disclose sensitive information in order to gain access to the company's data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to the company's reputation, loss of competitive advantage, and a loss of confidence in the security of the company's information technology systems that could potentially have an impact on the company's business. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage the company's information technology systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive measures. Further, third parties, such as hosted solution providers, that provide services for the company's operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The company makes investments seeking to address risks and vulnerabilities, including ongoing monitoring, updating networks and systems, and personnel awareness training of potential cybersecurity threats to help ensure employees remain diligent in identifying potential risks. In addition, the company has deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. As part of the company's review of potential risks, the company analyzes emerging cyber security threats as well as the company's plan and strategies to address them. Although the company has developed systems and processes that are designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the company incurring costs related to, for example, rebuilding internal systems, defending against litigation, including litigation brought by governmental authorities, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps. Also, global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The company's failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against the company by governmental entities or others and other fines or penalties that could have a material adverse effect on the company’s business.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company's business.

The company's current global operations reside on multiple technology platforms. The size and complexity of the company's computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. To date, the company has not experienced any identifiable significant issues. Failure to properly or adequately address any unaccounted for or unforeseen issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future.

Certain of the company's products and services include intellectual property owned primarily by the company's third party suppliers and, to a lesser extent, the company itself. Substantial litigation and threats of litigation regarding intellectual property rights exist in the business in which the company operates. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself or when it combines multiple technologies of its suppliers for which it may have limited or no indemnification protections. In any dispute involving products or services that incorporate intellectual property from multiple sources or is developed, licensed by the company, or obtained through acquisition, the company's customers could also become the targets of litigation. The company may be obligated in certain instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party's intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could result in substantial cost to the company; divert management’s attention and resources, be time consuming to defend, result in substantial damages or awards or cause product shipment delays.

Additionally, if an infringement claim is successful, the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company's operating expenses and harm the company's operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company's ability to compete effectively.

Public health threats could have an adverse effect on our operations and financial results.

Public health threats could adversely affect the company’s ongoing business operations. In particular, a novel strain of coronavirus, SARS-CoV-2 (which causes the disease now called COVID-19), was reported to have surfaced in Wuhan, China in December 2019, and has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. The company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the company or any of the third parties with whom it engages, including its suppliers, were to experience shutdowns or other business disruptions, the company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the company’s business and its results of operation and financial condition.

Trading in the company’s stock has historically been limited and the company’s stock price has been volatile, which may affect your ability to sell your shares.

The average trading volume in the company’s stock has been historically low, with little or no trading at all on some days. This, as well as other factors, has caused the price of the company’s stock to be volatile. Consequently, it may be difficult to sell your shares of the company’s stock at the price you paid for them or at a price equal to that quoted on the NASDAQ Stock Market. In addition, stock markets have experienced extreme price and volume volatility recently. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.      Not applicable.

ITEM 2. PROPERTIES.

We own our headquarters and main distribution facility located in Valencia, California. This facility is approximately 50,000 total square feet, of which 40,000 square feet is warehouse space and 10,000 square feet is general office space. We also occasionally sublease approximately 3,500 square feet of our unused office space as rental property to others. We believe this facility is adequately covered by insurance (except earthquake coverage).

We also have the following properties: (1) we own 4,500 square feet of office space in Shanghai, China - this property is being used as our project design and engineering center and partially as rental property for lease to others and (2) we own 2,500 square feet of office space in Taipei, Taiwan. We believe these existing facilities are adequate for the foreseeable future and have no plans to renovate or expand them.

During 2019, we sold our 15,000 square foot building in Mexico used for office and warehouse distribution for the gross proceeds of $200,000.

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

ITEM 4. MINE SAFETY DISCLOSURES.         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.     Our Class A common stock is traded on the The Nasdaq Capital Market under the symbol “TAIT”.

Number of Stockholders of Record. As of March 15, 2020, there were 15 holders of record of our Class A common stock and 1 holder of record of our Class B common stock, which is not traded. We are unable to estimate the total number of stockholders represented by these Class A holders of record, because many these shares are held by brokers on behalf of stockholders.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	381,500	$1.65	732,500
Equity compensation plans not approved by security holders	-	-	-
Total	381,500	$1.65	732,500

Recent Sales of Unregistered Sales of Equity Securities.         None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.     None.

ITEM 6. SELECTED FINANCIAL DATA.          Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements as a result of many important factors, including those set forth in Part I of this Annual Report on Form 10-K under the caption “Risk Factors.” Please see “Cautionary Note Regarding Forward-Looking Statements” in Part I above. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 8 of this Annual Report on Form 10-K.

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

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2019 and 2018 aggregated $5,000 and $12,000, respectively. The allowance for sales returns and allowances and doubtful accounts at December 31, 2019 and 2018 aggregated $19,000 and $38,000, respectively. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) or net realizable value. We had inventory balances in the amount of $3,588,000 and $4,597,000 at December 31, 2019 and 2018, respectively, which is presented net of valuation allowances of $5,893,000 and $7,189,000 at December 31, 2019 and 2018, respectively. We increased our reserves by $405,000 and $180,000 during the years ended December 31, 2019 and 2018, respectively, while also applying $1,701,000 and $838,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2019 and 2018, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to a period of consistent losses through December 31, 2016, we have fully reserved a $2,587,000 and $2,691,000 allowance against our net deferred tax assets at December 31, 2019 and 2018, respectively.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects. We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory. As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping. In 2019, we recorded a $405,000 increase to our inventory reserves.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2019, consolidated financial statements representing approximately 35.9% of current assets and 26.4% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net sales were $6,783,000 and $8,222,000 in 2019 and 2018, respectively, representing a decrease of $1,439,000 or 17.5%. The decrease was primarily in ODM Projects and owing to slowing demand by our customer inventory reductions and further from our component sales decreasing owing to our Samsung brand was disfranchised in September 2018. Key customers of our ODM Projects have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales. In the first quarter of 2020, we do not expect net sales to be impacted significantly as a result of the outbreak of Covid-19 as a result of inventory on hand to fulfil customer orders. At this time, it is difficult for us to predict the impact the outbreak of Covid-19 will have on net sales beyond the first quarter of 2020.

Gross profit was $3,076,000 and $3,618,000 in 2019 and 2018, respectively, which represented 45.3% and 44% of net sales for those periods. The gross margin decrease was driven primarily by a decrease in ODM Project sales volume, offset by certain of these products being sold at higher profit margins. During 2019, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also were able to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,378,000 and $2,199,000 in 2019 and 2018, respectively, which represented 35.1% and 26.7% of net sales for those periods. The year-over-year increase of $179,000 was primarily due to travel expenses increasing and increases to our China office salaries and benefits, increases to property taxes and increases to professional fees.

Operating income was $698,000 and $1,419,000 in 2019 and 2018, respectively, which represented 10.3% and 17.3% of net sales for those periods.

Net interest income, primarily earned from certificates of deposits in banks was $28,000 and $9,000 in 2019 and 2018, respectively.

Income tax provision was $0 and $6,000 in 2019 and 2018, respectively. Our tax provision is primarily based upon our state income tax liabilities.

As result of the foregoing, we recognized net income of $773,000 and $1,378,000 in 2019 and 2018, respectively, which represented 11.4% and 16.8% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2019 and 2018 were as follows:

	Twelve Months Ended December 31,
	2019	2018

Operating activities	$1,413,000	$2,294,000
Investing activities	$(3,000)	$(5,000)
Financing activities	$(591,000)	$(1,029,000)

Cash provided by operating activities decreased to $1,413,000 during 2019, as compared to $2,294,000 in the prior year. The $881,000 decrease was primarily due to trade accounts payable decreasing by $510,000 and net income by $564,000 during 2019.

Cash used for investing activities was $3,000 during 2019, as compared to $5,000 in the prior year. The change primarily included gross proceeds from the sale of our Mexico building for gross proceeds of $200,000 offset by payments of $186,000 for an additional investment in Zowie Technology (see Item 8 - Note 4 – Other Assets) in 2019.

Cash used in financing activities was $591,000 during 2019, as compared to $1,029,000 in the prior year. The decrease was primarily due the $500,000 payoff of our notes payable in the prior year and increasing our dividend payments by $128,000.

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

Inventory is included and classified as a current asset. As of December 31, 2019, inventory represented approximately 35.9% of current assets and 26.4% of total assets. However, it is likely to take over one year for the inventory to turn and therefore is likely not saleable within a one-year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the “Company”) as of December 31, 2019, the related consolidated statement of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD LLP

We have served as the Company’s auditor since 2019.

Diamond Bar, California

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Taitron Components Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Taitron Components Incorporated (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ HASKELL & WHITE LLP

We served as the Company’s auditor from 2017 to 2018.

Irvine, California

April 1, 2019

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,313,000	$4,494,000
Accounts receivable, less allowances of $19,000 and $38,000, respectively	1,022,000	901,000
Inventories, less reserves for obsolescence of $5,893,000, and $7,189,000, respectively (Note 2)	3,588,000	4,597,000
Prepaid expenses and other current assets	85,000	67,000
Total current assets	10,008,000	10,059,000
Property and equipment, net	3,386,000	3,710,000
Other assets (Note 4)	205,000	212,000
Total assets	$13,599,000	$13,981,000

Liabilities and Equity
Current liabilities:
Accounts payable	$462,000	$972,000
Accrued liabilities	322,000	311,000
Total current & total liabilities	784,000	1,283,000

Commitments and contingencies (Note 6 )

Equity:
Shareholders's equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 4,990,235 and 4,867,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	10,959,000	10,812,000
Accumulated other comprehensive income	38,000	128,000
Retained earnings	1,712,000	1,656,000
Total shareholders’ equity - Taitron Components Inc	12,715,000	12,602,000
Noncontrolling interest in subsidiary	100,000	96,000
Total equity	12,815,000	12,698,000
Total liabilities and equity	$13,599,000	$13,981,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2019	2018

Net product revenue	$6,783,000	$8,222,000
Cost of products sold	3,707,000	4,604,000
Gross profit	3,076,000	3,618,000

Selling, general and administrative expenses	2,378,000	2,199,000
Operating income	698,000	1,419,000

Interest income, net	28,000	9,000
Loss on investments	(193,000)	(185,000)
Other income, net	273,000	133,000
Income before income taxes	806,000	1,376,000

Income tax provision	-	(6,000)

Net income	806,000	1,370,000
Net income(loss) attributable to noncontrolling interests	33,000	(8,000)
Net income attributable to Taitron Components Inc.	$773,000	$1,378,000

Net income per share: Basic - Class A	$0.14	$0.25
Basic - Class B	$0.14	$0.25
Diluted - Class A	$0.13	$0.24
Diluted - Class B	$0.14	$0.25

Weighted average shares outstanding: Basic - Class A	4,961,610	4,834,943
Basic - Class B	762,612	762,612
Diluted - Class A	5,077,610	4,943,943
Diluted - Class B	762,612	762,612

Cash dividends declared per common share	$0.125	$0.105

Net income	$806,000	$1,370,000
Other comprehensive income:
Foreign currency translation adjustment	(90,000)	(16,000)
Comprehensive income	716,000	1,354,000
Comprehensive income(loss) attributable to noncontrolling interests	4,000	(4,000)
Comprehensive income attributable to Taitron Components Inc.	$712,000	$1,358,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statement of Shareholders’ Equity

For the years ended December 31, 2019 and December 31, 2018

								Total
						Accumulated		Shareholders’
	Common Stock					Other		Taitron
	Class A		Class B		Additional	Comprehensive	Retained	Components	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Paid-in capital	Income (Loss)	Earnings	Equity	Interest in Sub	Equity

Balances at December 31, 2017	4,808,235	$5,000	762,612	$1,000	$10,744,000	$144,000	$867,000	$11,761,000	$100,000	$11,861,000
Consolidated net income (loss)	-	-	-	-	-	-	1,378,000	1,378,000	(4,000)	$1,374,000
Other comprehensive income(loss)	-	-	-	-	-	(16,000)	-	(16,000)	-	$(16,000)
Exercise stock options	59,000	-	-	-	60,000	-	-	60,000	-	$60,000
Amortization of stock based compensation	-	-	-	-	8,000	-	-	8,000	-	$8,000
Cash dividends	-	-	-	-	-	-	(589,000)	(589,000)	-	$(589,000)
Balances at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$12,602,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	773,000	773,000	4,000	$777,000
Other comprehensive income	-	-	-	-	-	(90,000)	-	(90,000)	-	$(90,000)
Exercise stock options	123,000	-	-	-	126,000	-	-	126,000	-	$126,000
Amortization of stock based compensation	-	-	-	-	21,000	-	-	21,000	-	$21,000
Cash dividends	-	-	-	-	-	-	(717,000)	(717,000)	-	$(717,000)
Balances at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$12,715,000	$100,000	$12,815,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2019	2018

Operating activities:
Net income	$806,000	$1,370,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,000	161,000
Provision for inventory reserves	405,000	180,000
Reversal of inventory reserves	(1,701,000)	(838,000)
Provision for sales returns and doubtful accounts	5,000	11,000
Stock based compensation	21,000	8,000
Loss on investments	193,000	185,000
Gain on sale of assets	(160,000)	-
Changes in assets and liabilities:
Accounts receivable	(126,000)	66,000
Inventories	2,305,000	1,051,000
Prepaid expenses and other current assets	(18,000)	13,000
Accounts payable	(510,000)	124,000
Accrued liabilities	11,000	(48,000)
Other assets and liabilities	4,000	11,000
Total adjustments	607,000	924,000
Net cash provided by operating activities	1,413,000	2,294,000

Investing activities:
Acquisition of property and equipment	(17,000)	(5,000)
Proceeds from sale of assets	200,000	-
Payment for investment in convertible securities	(186,000)	-
Net cash used for investing activities	(3,000)	(5,000)

Financing activities:
Payments on notes payable	-	(500,000)
Dividend payments	(717,000)	(589,000)
Proceeds from stock options exercised	126,000	60,000
Net cash used for financing activities	(591,000)	(1,029,000)

Impact of exchange rates on cash	-	(16,000)

Net increase in cash and cash equivalents	819,000	1,244,000
Cash and cash equivalents, beginning of period	4,494,000	3,250,000
Cash and cash equivalents, end of period	$5,313,000	$4,494,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$9,000
Cash paid for income taxes, net	$3,000	$3,000

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components, its various divisions and its 60% majority-owned subsidiary, Taitron Components Mexico, SA de CV (“TCM”). All significant intercompany transactions and balances have been eliminated in consolidation. The ownership interests of the noncontrolling investors in TCM are recorded in the accompanying consolidated balance sheets as a part of shareholders’ equity with a balance of $100,000 and $96,000 as of December 31, 2019 and 2018, respectively.

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

Grand Shine Management (see also Note 4 – Other Assets) accounted for approximately 35% of our net purchases for each of the fiscal years 2019 and 2018. Zowie Technology (see also Note 4 – Other Assets) accounted for approximately 15% and 11% of our net purchases for each of the fiscal years 2019 and 2018, respectively. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

In 2019, we had two customers accounting for more than 10% of our net sales, for approximately 42% and 17%. In 2018, we had one customer accounting for more than 10% of our net sales, for approximately 48%.

As of December 31, 2019, we had two customers accounting for more than 10% of our trade accounts receivable, net of allowances of approximately 63% and 25% and as of December 31, 2018 we had one customer of approximately 64%.

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

Revenue Recognition

We recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for the years ended December 31, 2019 and 2018 amounted to $5,000 and $12,000, respectively.

Business Segments

We operate in one industry, the business of supplying ODM products and electronic components. Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments. See Note 13 to the consolidated financial statements Geographic Information, for additional information.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2019	2018
Primary geographical markets:
United States	$5,809,000	$7,377,000
Asia	950,000	806,000
Other	24,000	39,000
	6,783,000	8,222,000
Major product lines:
ODM projects	$4,012,000	$4,890,000
ODM components	2,586,000	2,709,000
Distribution components	185,000	623,000
	6,783,000	8,222,000
Timing of revenue recognition:
Products transferred at a point in time	$6,783,000	$8,222,000

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

The allowances for sales returns and doubtful accounts at December 31, 2019 and 2018 amounted to $19,000 and $38,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $5,893,000 and $7,189,000 at December 31, 2019 and 2018, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $405,000 and $180,000 during the years ended December 31, 2019 and 2018, respectively, while also applying $1,701,000 and $838,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2019 and 2018, respectively (see Note 2 – Inventory).

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 360, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We currently believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities. Advertising and other promotional costs, are expensed as incurred, and were $4,000 and $2,000 for the years ended December 31, 2019 and 2018, respectively.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales.” Outbound shipping-related costs are included in “Cost of goods sold.”

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

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

Fair Value Measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

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

Net Income Per Share

We apply the two-class method for calculating and presenting net income per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared or accumulated and participation rights in undistributed earnings. Under this method:

(a)	Net income is reduced by the amount of dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period.
(b)

The remaining earnings (“undistributed earnings”) are allocated to Class A Common Stock (“CLA”) and Class B Common Stock (“CLB”) to the extent each security may share in earnings as if all the earnings for the period had been distributed. The total earnings allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.

(c)

The total earnings allocated to each security is then divided by the number of outstanding shares of the security to which the earnings are allocated to determine the earnings per share for the security.

(d)	Basic and diluted net income per share data are presented for each class of common stock.

In applying the two-class method, we determined undistributed earnings should be allocated proportionally on a per share basis between the CLA and CLB due to the aggregate participation rights of the CLB (i.e., the voting and conversion rights) and our history of paying cash dividends equally on a per share basis on the CLA and CLB.

The CLB is entitled to ten (10) votes per share and the CLA is entitled to one (1) vote per share with respect to each matter to be voted upon by the stockholders. Except as otherwise required by law, the holders of both classes vote together as a single class on all matters submitted to our stockholders, including the election of the Board of Directors. As a result, the holders of the CLB control approximately 60% of the total voting power of the stockholders and control the election of the Board of Directors. Each class has participated equally in all cash dividends declared and paid.

The CLB is convertible into CLA on a one-for-one per share basis at any time at the option of the holder. Accordingly, the holders of the CLB can participate equally in any dividends declared on the CLA by exercising their conversion rights.

Basic net income per share excludes potential common shares that were dilutive and is computed by dividing net income available for common stockholders by the weighted average number each class of shares outstanding. Diluted net income per share for each class gives effect to all securities representing potential common shares that were dilutive and outstanding during the period.

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

2 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, or net realizable value. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of $5,893,000 and $7,189,000 at December 31, 2019 and 2018, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost or net realizable value and slow-moving inventory, we increased our reserves by $405,000 and $180,000 for the years ended December 31, 2019 and 2018, respectively, while also applying $1,701,000 and $838,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2019 and 2018, respectively.

3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2019	2018
Land	$1,284,000	$1,297,000
Buildings and improvements	4,867,000	5,096,000
Furniture and equipment	794,000	783,000
Computer software and hardware	563,000	557,000
Total Property and Equipment	7,508,000	7,733,000
Less: Accumulated depreciation and amortization	(4,122,000)	(4,023,000)
Property and Equipment, net	$3,386,000	$3,710,000

Depreciation expense for the years ended December 31, 2019 and 2018 was $178,000 and $161,000, respectively.

During 2019, we sold our 15,000 square foot of office and distribution space in Mexico for $200,000

4 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Investment in joint venture - Grand Shine Mgmt	Other	Other Assets Total

Balance at December 31, 2017	$193,000	$185,000	$25,000	$403,000
Net investment losses during the year	-	(185,000)	-	(185,000)
Other changes	-	-	(6,000)	(6,000)
Balance at December 31, 2018	193,000	-	19,000	212,000
Investment	186,000	-	-	186,000
Net investment losses during the year	(193,000)	-	-	(193,000)
Balance at December 31, 2019	$186,000	$-	$19,000	$205,000

Our $186,000 investment in securities as of December 31, 2019 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers) with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, , however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. In 2019, due to our estimated valuation assessment, we recognized an impairment loss of $193,000.

In 2018, we sold our interests in Grand Shine Management.

5 - LONG-TERM DEBT FROM RELATED PARTY

On April 21, 2008, we entered into a $3,000,000 credit facility, collateralized by real property, from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer (see Note 6 – Related Party Transactions). On August 11, 2016, we renewed and extended maturities to June 30, 2017 and beyond. Credit was previously available in $500,000 advances, each advance payable in monthly interest only installments, at the rate of Prime + 0.25% per annum (Prime was 4.50% at December 31, 2017). In 2018, we fully repaid the loan and terminated the credit facility.

6 - RELATED PARTY TRANSACTIONS

We received professional services and had credit available (See also Note 5) from K.S. Best International Co. Ltd., a company controlled by the brother of our Chief Executive Officer. For their professional services, we paid $0 and $24,000 for 2019 and 2018, respectively, in fees related to the operational management of our Taiwan office. In addition, we made payments of $0 and $9,000 during 2019 and 2018, respectively, for interest expense incurred on our outstanding borrowings (See also Note 5).

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2019 and 2018, we purchased products in the amount of $7,000 and $5,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7 - SHARE BASED COMPENSATION

Our 2018 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the Plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant. Outstanding options vest in three equal annual installments beginning one year from the date of grant and are subject to termination provisions as defined in the Plan. The fair values of options was estimated using the Black-Scholes option-pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2019	2018
Weighted-average grant date fair value per share	$0.40 - $0.48	$0.25 - $0.28
Risk-free interest rate	1.47%	3.15%
Dividend yield	4.7%	6.0%
Expected term (in years)	10	10
Volatility	31%	33%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	331,000	$1.08	3.5	$204,400
Grants	215,000	1.90	7.3
Exercised	(59,000)	1.02
Forfeited	(34,000)	1.48
Outstanding at December 31, 2018	453,000	1.35	5.0	$182,400
Grants	52,500	$2.78	8.0	-
Exercised	(123,000)	1.03	-	-
Forfeited	(1,000)	0.84	-	-
Outstanding at December 31, 2019	381,500	$1.65	5.6	$429,000
Exercisable at December 31, 2019	186,000	$1.30	4.3	$250,000

At December 31, 2019, the range of individual weighted average exercise prices was $.98 to $1.62 and the unamortized compensation expense was approximately $50,000.

8 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 4,990,235 and 4,867,235 issued and outstanding as of December 31, 2019 and 2018, respectively. Each holder of Class A common stock is entitled to one vote for each share held. During 2019, we issued 123,000 shares of our Class A common stock. During 2018, we issued 59,000 shares of our Class A common stock.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding as of December 31, 2019 and 2018. Each holder of Class B common stock is entitled to ten votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one share of Class A common stock, subject to certain adjustments. Our Chief Executive Officer is the sole beneficial owner of all the outstanding shares of Class B common stock.

Dividends – During the nine months ended September 30, 2018, we declared and paid quarterly dividends at $.025 per share. For the quarter ended December 31, 2018 and for the nine months ended September 30, 2019, we paid quarterly dividends of $0.03 per share. For the quarter ended December 31, 2019, we declared and paid quarterly dividends at $.035 per share.

9 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2019	2018
Current:
Federal	$-	$-
Foreign	-	-
State	-	6,000
	-	6,000
Deferred:
Federal	97,000	216,000
State	7,000	103,000
Decrease in valuation allowance	(104,000)	(319,000)
	-	-

Income tax provision	$-	$6,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the loss before income taxes as follows:

	Year Ended December 31,
	2019	2018
“Expected” income tax benefit	$204,000	$288,000
State tax expense, net of Federal benefit	-	5,000
Foreign loss	(30,000)	-
Decrease in valuation allowance	(104,000)	(319,000)
Foreign tax expense	-	(4,000)
Other	(70,000)	36,000
Income tax provision	$-	$6,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2019	2018
Deferred tax assets:
Inventory reserves	$1,758,000	$2,146,000
Allowances for bad debts and returns	5,000	11,000
Accrued expenses	21,000	19,000
Asset valuation reserve	539,000	481,000
Net operating loss carry forwards	283,000	136,000
Other	160,000	152,000
Total deferred tax assets	2,766,000	2,945,000
Valuation allowance	(2,587,000)	(2,691,000)
	179,000	254,000
Deferred tax liabilities:
Inventory overhead deferred tax liability	-	(73,000)
Deferred state taxes	(179,000)	(181,000)
Total deferred tax liabilities	(179,000)	(254,000)

Net deferred tax assets	$-	$-

As of December 31, 2019, we had approximately $800,000 and $1,298,000 in net operating loss carryforwards for federal and state income tax purposes, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2019 and 2018, we have $2,587,000 and $2,691,000 of unrecognized tax benefits, respectively. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations. We have incurred no interest or penalties as of December 31, 2019 and 2018.

10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share under the two-class method. See Note 1 for additional information related to net income per share.

	Year ended December 31,
	2019	2018
Numerator for basic and diluted net income per Class A common stock and Class B common stock share:
Net income attributable to Taitron Components Inc.	$773,000	$1,378,000
Less cash dividends:
Class A common stock	$620,000	$508,000
Class B common stock	$95,000	$80,000
Total undistributed earnings	$58,000	$790,000

Class A common stock undistributed earnings - basic and diluted	$50,000	$682,000
Class B common stock undistributed earnings - basic and diluted	$8,000	$108,000
Total undistributed earnings - basic and diluted	$58,000	$790,000

Numerator for basic and diluted net income per share:
Class A common stock	$670,000	$1,190,000
Class B common stock	$103,000	$188,000
	$773,000	$1,378,000

	Year ended December 31,
	2019	2018
Denominator for basic and diluted net income per Class A common stock and Class B common stock share:
Weighted average number of common shares used in basic income per share (Class A common stock )	4,961,610	4,834,943
Weighted average number of common shares used in basic income per share (Class B common stock )	762,612	762,612
	5,724,222	5,597,555

Weighted average number of common shares used in diluted income per share (Class A common stock )	5,077,610	4,943,943
Weighted average number of common shares used in diluted income per share (Class B common stock )	762,612	762,612
	5,840,222	5,706,555

Basic net income per share:
Class A common stock	$0.14	$0.25
Class B common stock	$0.14	$0.25

Diluted net income per share:
Class A common stock	$0.13	$0.24
Class B common stock	$0.14	$0.25

11 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2019 and 2018, employer matching contributions aggregated approximately $28,000.

Participants in the Plan, through self-directed brokerage accounts, held 487,159 and 929,203 shares in Class A common stock of Taitron Components as of December 31, 2019 and 2018, respectively. The Plan does not offer new issues of Taitron Components common stock as an investment option.

12 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $780,000 and $1,200,000 as of December 31, 2019 and December 31, 2018, respectively.

13 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2019	2018	2019	2018
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,809,000	$7,377,000	$2,411,000	$2,679,000
South Korea	650,000	509,000	-	-
China	228,000	237,000	789,000	831,000
Taiwan	45,000	55,000	186,000	200,000
Other foreign countries	51,000	44,000	-	-
Total	$6,783,000	$8,222,000	$3,386,000	$3,710,000

14 - SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization has declared the novel coronavirus 2019 (“COVID-19”) outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2019.

As a smaller reporting company, management's assessment of our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed by our independent registered public accounting firm.

b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION. None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2019 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” within this Annual Report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b) Exhibits

The exhibits listed on the Exhibit Index below are filed as part of this Annual Report.

Exhibits No.	Description
10.1+

2018 Omnibus Incentive Plan. Incorporated by reference from Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2018.

21.1

List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

23.1*	Consent of Independent Registered Public Accounting Firm – TAAD LLP
23.2*	Consent of Independent Registered Public Accounting Firm – Haskell & White LLP
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
32*	Principal Executive and Principal Financial Officers - Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*          Filed herewith.

**        Furnished herewith.

+          Each a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.     None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: March 30, 2020	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: March 30, 2020
	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 30, 2020
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 30, 2020
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 30, 2020
Richard Chiang

/s/ Craig Miller	Director	March 30, 2020
Craig Miller

/s/ Chi-Lin Chung	Director	March 30, 2020
Chi-Lin Chung

/s/ David Vanderhorst	Chief Financial Officer	March 30, 2020
David Vanderhorst	(Principal Financial and Accounting Officer)