Form 10-Q
period 2020-03-31
TAITRON COMPONENTS INC
filed 2020-05-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on April 29, 2020
Class A	5,035,235
Class B	762,612

Index

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,564,000	$5,313,000
Accounts receivable, less allowances of $19,000	1,020,000	1,022,000
Inventories, less reserves for obsolescence of $6,144,000, and $5,893,000, respectively (Note 2)	3,411,000	3,588,000
Prepaid expenses and other current assets	148,000	85,000
Total current assets	10,143,000	10,008,000
Property and equipment, net	3,346,000	3,386,000
Other assets (Note 3)	205,000	205,000
Total assets	$13,694,000	$13,599,000

Liabilities and Equity
Current liabilities:
Accounts payable	$682,000	$462,000
Accrued liabilities	248,000	322,000
Total current and total liabilities	930,000	784,000

Commitments and contingencies (Note 5 )

Equity:
Shareholders's equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,035,235 and 4,990,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,019,000	10,959,000
Accumulated other comprehensive income	38,000	38,000
Retained earnings	1,601,000	1,712,000
Total shareholders’ equity - Taitron Components Inc	12,664,000	12,715,000
Noncontrolling interest in subsidiary	100,000	100,000
Total equity	12,764,000	12,815,000
Total liabilities and equity	$13,694,000	$13,599,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Net product revenue	$1,472,000	$1,384,000
Cost of products sold	801,000	701,000
Gross profit	671,000	683,000

Selling, general and administrative expenses	598,000	530,000
Operating income	73,000	153,000

Interest income, net	11,000	7,000
Other income, net	7,000	25,000
Income before income taxes	91,000	185,000

Income tax provision	(1,000)	(1,000)

Net income	90,000	184,000
Net loss attributable to noncontrolling interests	-	(2,000)
Net income attributable to Taitron Components Inc.	$90,000	$186,000

Net income per share: Basic	$0.02	$0.03
Diluted	$0.02	$0.03

Weighted average common shares outstanding: Basic	5,797,847	5,699,847
Diluted	5,877,847	5,801,847

Cash dividends declared per common share	$0.035	$0.030

Net income	$90,000	$184,000
Other comprehensive income:
Foreign currency translation adjustment	-	13,000
Comprehensive income	90,000	197,000
Comprehensive loss attributable to noncontrolling interests	-	(3,000)
Comprehensive income attributable to Taitron Components Inc.	$90,000	$200,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock				Additional	Accumulated Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2020
Balance at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	90,000	-	90,000
Exercise stock options	45,000	-	-	-	54,000	-	-	-	54,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(201,000)	-	(201,000)
Balance at March 31, 2020	5,035,235	$5,000	762,612	$1,000	$11,019,000	$38,000	$1,601,000	$100,000	$12,764,000

Three months ending March 31, 2019
Balance at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	186,000	(3,000)	183,000
Other comprehensive loss	-	-	-	-	-	13,000	-	-	13,000
Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000
Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)
Balance at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$90,000	$184,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,000	43,000
Provision for sales returns and doubtful accounts	4,000	3,000
Stock based compensation	6,000	4,000
Changes in assets and liabilities:
Accounts receivable	(2,000)	282,000
Inventories	177,000	(103,000)
Prepaid expenses and other current assets	(63,000)	(99,000)
Accounts payable	220,000	(6,000)
Accrued liabilities	(74,000)	(47,000)
Other assets and liabilities	-	(1,000)
Total adjustments	308,000	76,000
Net cash provided by operating activities	398,000	260,000

Investing activities:
Acquisition of property and equipment	-	(5,000)
Payment for investment in convertible securities	-	(186,000)
Net cash used for investing activities	-	(191,000)

Financing activities:
Dividend payments	(201,000)	(171,000)
Proceeds from stock options exercised	54,000	76,000
Net cash used for financing activities	(147,000)	(95,000)

Impact of exchange rates on cash	-	13,000

Net increase in cash and cash equivalents	251,000	(13,000)
Cash and cash equivalents, beginning of period	5,313,000	4,494,000
Cash and cash equivalents, end of period	$5,564,000	$4,481,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (ODM) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013 and final Mexico entity closure planned for the second quarter of 2020) and divisions in Taiwan and China which were established in 1998, 1996 and 2005, respectively.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 60% majority-owned subsidiary, Taitron Components Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

Index

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products sold.

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of March 31, 2020 and December 31, 2019.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended March 31,
	2020	2019
Primary geographical markets:
United States	$1,320,000	$1,119,000
Asia	146,000	258,000
Other	6,000	7,000
	1,472,000	1,384,000
Major product lines:
ODM projects	$789,000	$596,000
ODM components	638,000	745,000
Distribution components	45,000	43,000
	1,472,000	1,384,000
Timing of revenue recognition:
Products transferred at a point in time	$1,472,000	$1,384,000

2 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,411,000 and $3,588,000 at March 31, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

Index

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2019	$186,000	$19,000	$205,000
Other changes	-	-	-
Balance at March 31, 2020	$186,000	$19,000	$205,000

Our $186,000 investment in securities as of March 31, 2020 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. In the fourth quarter ending December 31, 2019, based on our estimated valuation assessment, we recognized an impairment loss of $193,000.

4 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	381,500	$1.65	5.6	$429,000
Exercised	(45,000)	1.01
Outstanding at March 31, 2020	336,500	$1.72	5.5	$198,000
Exercisable at March 31, 2020	141,000	$1.34	4.1	$98,000

At March 31, 2020, the range of individual outstanding weighted average exercise prices was $1.02 to $2.68 and the unamortized compensation expense was approximately $46,000.

5 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $1,600,000 as of March 31, 2020.

Index

6 – SUBSEQUENT EVENTS

We have evaluated subsequent events through May 15, 2020, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

During the first quarter of 2020, we experienced increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of COVID-19, we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first quarter of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the second quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

On April 27, 2020 we received $163,200 from the Small Business Administration Paycheck Protection Program loan program.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1 of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2019.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and other reports we file with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update forward-looking statements.

References to “Taitron,” the “Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its wholly owned and majority-owned subsidiaries, unless the context otherwise requires.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three months ended March 31, 2020 and 2019 were $3,000. The allowance for sales returns and doubtful accounts at March 31, 2020 and December 31, 2019 aggregated $19,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,411,000 and $3,588,000 at March 31, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our March 31, 2020, condensed consolidated financial statements representing approximately 33.6% of current assets and 24.9% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Significant Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

During the first quarter of fiscal 2020, we experienced increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of COVID-19, we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first quarter of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the second quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

First quarter of 2020 versus 2019.

Net sales in the first quarter of 2020 totaled $1,472,000 versus $1,384,000 in the comparable period for 2019, an increase of $88,000 or 6.4% over the same period last year. The increase was primarily driven by an increase of ODM project sales volume.

Gross profit for the first quarter of 2020 was $671,000 versus $683,000 in the comparable period for 2019, and gross margin percentage of net sales was 45.6% in the first quarter of 2020 versus 49.3% in the comparable period for 2019. The approximately 3.7% gross profit decrease was driven by higher freight and tariff costs.

Selling, general and administrative expenses in the first quarter of 2020 totaled $598,000 versus $530,000 in the comparable period for 2019. The $68,000 increase was primarily driven by higher salaries and personnel related costs.

Other income, net of other expense, in the first quarter of 2020 was $7,000 versus $25,000 in the comparable period for 2019. Other income was primarily from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China office.

Income tax provision was $1,000 for the both the first quarter of 2020 and 2019, as we do not expect significant taxable income for the year ending December 31, 2020.

Net income was $90,000 for the first quarter of 2020 versus $184,000 in the comparable period for 2019, a decrease of $94,000 resulting from the reasons discussed above.

Index

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $398,000 as opposed to $260,000 in the three months ended March 31, 2020 and 2019, respectively. The increase of $138,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory and accounts payable compared to the prior period.

Cash flows used for investing activities were $0 and $191,000 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $191,000 compared with the prior period was primarily due to our $186,000 investment in convertible securities (see Note 3).

Cash flows used for financing activities were $147,000 and $95,000 for the three months ended March 31, 2020 and 2019, respectively. The increase of $52,000 compared with the prior period was primarily due to lower stock options exercised and increased cash dividend payments of $30,000. The increase to our cash dividends was based upon our November 1, 2019 announcement that our quarterly cash dividends increased by 16.7% from $0.03 per share to $0.035 per share.

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

Inventory is included and classified as a current asset. As of March 31, 2020, inventory represented approximately 33.6% of current assets and 24.9% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of May 15, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of our business partners and negatively impacted our operations and financial results.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted our operations and those of our customers and suppliers, and heightened the risks of customer bankruptcies, customer delayed payments, restrictions on access to financial markets and other risk factors described in our Annual Report. While we have not yet experienced any material disruption to our supply chain and our headquarters and main distribution warehouse remains operational under business continuity plans, we have experienced increased logistics costs, lower product demand, longer lead times, and shipping delays. To mitigate the impact of COVID-19, we have implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on our business, our employees, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Index

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2020

/s/ Stewart Wang

Stewart Wang,

Chief Executive Officer and President

(Principal Executive Officer)

/s/ David Vanderhorst

David Vanderhorst

Chief Financial Officer and Secretary

(Principal Financial Officer)