Form 10-Q
period 2020-06-30
TAITRON COMPONENTS INC
filed 2020-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on July 31, 2020
Class A	5,040,235
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,880,000	$5,313,000
Accounts receivable, less allowances of $19,000	563,000	1,022,000
Inventories, less reserves for obsolescence of $6,144,000, and $5,893,000, respectively (Note 2)	3,719,000	3,588,000
Prepaid expenses and other current assets	109,000	85,000
Total current assets	10,271,000	10,008,000
Property and equipment, net	3,307,000	3,386,000
Other assets (Note 3)	206,000	205,000
Total assets	$13,784,000	$13,599,000

Liabilities and Equity
Current liabilities:
Accounts payable	$690,000	$462,000
Accrued liabilities	244,000	322,000
Total current and total liabilities	934,000	784,000
Long-term debt (Note 5)	163,000	-
Total Liabilities	1,097,000	784,000

Commitments and contingencies (Note 6)

Equity:
Shareholders's equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,040,235 and 4,990,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,031,000	10,959,000
Accumulated other comprehensive income	33,000	38,000
Retained earnings	1,517,000	1,712,000
Total shareholders’ equity - Taitron Components Inc	12,587,000	12,715,000
Noncontrolling interest in subsidiary	100,000	100,000
Total equity	12,687,000	12,815,000
Total liabilities and equity	$13,784,000	$13,599,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,303,000	$1,772,000	$2,775,000	$3,156,000
Cost of products sold	684,000	937,000	1,485,000	1,638,000
Gross profit	619,000	835,000	1,290,000	1,518,000

Selling, general and administrative expenses	519,000	616,000	1,117,000	1,146,000
Operating income	100,000	219,000	173,000	372,000

Interest income, net	10,000	7,000	21,000	14,000
Other income, net	10,000	31,000	17,000	56,000
Income before income taxes	120,000	257,000	211,000	442,000

Income tax provision	(1,000)	(1,000)	(2,000)	(2,000)

Net income	119,000	256,000	209,000	440,000
Net loss attributable to noncontrolling interests	-	(2,000)	-	(4,000)
Net income attributable to Taitron Components Inc.	$119,000	$258,000	$209,000	$444,000

Net income per share: Basic	$0.02	$0.05	$0.04	$0.08
Diluted	$0.02	$0.04	$0.04	$0.08
Cash dividends declared per common share	$0.035	$0.030	$0.070	$0.060

Weighted average common shares outstanding: Basic	5,800,347	5,726,347	5,787,014	5,695,597
Diluted	5,849,347	5,827,347	5,849,014	5,807,597

Net income	$119,000	$256,000	$209,000	$440,000
Other comprehensive income:
Foreign currency translation adjustment	(5,000)	2,000	(5,000)	15,000
Comprehensive income	114,000	258,000	204,000	455,000
Comprehensive loss attributable to noncontrolling interests	-	(2,000)	-	(5,000)
Comprehensive income attributable to Taitron Components Inc.	$114,000	$260,000	$204,000	$460,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2020 and June 30, 2020 (unaudited)
Balance at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	90,000	-	90,000
Exercise stock options	45,000	-	-	-	54,000	-	-	-	54,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(201,000)	-	(201,000)
Balance at March 31, 2020	5,035,235	$5,000	762,612	$1,000	$11,019,000	$38,000	$1,601,000	$100,000	$12,764,000
Consolidated net income	-	-	-	-	-	-	119,000	-	119,000
Other comprehensive loss	-	-	-	-	-	(5,000)	-	-	(5,000)
Exercise stock options	5,000	-	-	-	5,000	-	-	-	5,000
Amortization of stock based compensation	-	-	-	-	7,000	-	-	-	7,000
Cash dividends	-	-	-	-	-	-	(203,000)	-	(203,000)
Balance at June 30, 2020	5,040,235	$5,000	762,612	$1,000	$11,031,000	$33,000	$1,517,000	$100,000	$12,687,000

Three months ending March 31, 2019 and June 30, 2019 (unaudited):
Balance at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	186,000	(2,000)	184,000
Other comprehensive income(loss)	-	-	-	-	-	13,000	-	(1,000)	12,000
Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000
Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)
Balance at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000
Consolidated net income (loss)	-	-	-	-	-	-	258,000	(2,000)	256,000
Other comprehensive income	-	-	-	-	-	2,000	-	-	2,000
Exercise stock options	53,000	-	-	-	50,000	-	-	-	50,000
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(172,000)	-	(172,000)
Balance at June 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,947,000	$143,000	$1,757,000	$91,000	$12,944,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$209,000	$440,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	86,000	82,000
Provision for sales returns and doubtful accounts	5,000	4,000
Stock based compensation	13,000	9,000
Changes in assets and liabilities:
Accounts receivable	454,000	(176,000)
Inventories	(131,000)	241,000
Prepaid expenses and other current assets	(24,000)	(43,000)
Accounts payable	228,000	(519,000)
Accrued liabilities	(78,000)	(40,000)
Other assets and liabilities	(1,000)	(1,000)
Total adjustments	552,000	(443,000)
Net cash provided by (used for) operating activities	761,000	(3,000)

Investing activities:
Acquisition of property and equipment	(7,000)	(5,000)
Payment for investment in convertible securities	-	(186,000)
Net cash used for investing activities	(7,000)	(191,000)

Financing activities:
Proceeds from notes payable to bank	163,000	-
Dividend payments	(404,000)	(343,000)
Proceeds from stock options exercised	59,000	126,000
Net cash used for financing activities	(182,000)	(217,000)

Impact of exchange rates on cash	(5,000)	15,000

Net increase (decrease) in cash and cash equivalents	567,000	(396,000)
Cash and cash equivalents, beginning of period	5,313,000	4,494,000
Cash and cash equivalents, end of period	$5,880,000	$4,098,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$-	$3,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (ODM) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013 and final Mexico entity closure planned for the third quarter of 2020) and divisions in Taiwan and China which were established in 1998, 1996 and 2005, respectively.

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

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

Index

Taxes assessed by a governmental authority on revenue-producing transactions are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of products sold.

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of June 30, 2020 and December 31, 2019.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Primary geographical markets:
United States	$1,179,000	$1,544,000	$2,498,000	$2,663,000
Asia	119,000	220,000	267,000	479,000
Other	5,000	8,000	10,000	14,000
	1,303,000	1,772,000	2,775,000	3,156,000
Major product lines:
ODM projects	$779,000	$991,000	$1,568,000	$1,588,000
ODM components	505,000	749,000	1,143,000	1,492,000
Distribution components	19,000	32,000	64,000	76,000
	1,303,000	1,772,000	2,775,000	3,156,000
Timing of revenue recognition:
Products transferred at a point in time	$1,303,000	$1,772,000	$2,775,000	$3,156,000

2 – INVENTORY

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,719,000 and $3,588,000 at June 30, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

Index

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2019	$186,000	$19,000	$205,000
Other changes	-	1,000	1,000
Balance at June 30, 2020	$186,000	$20,000	$206,000

Our $186,000 investment in securities as of June 30, 2020 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. In the fourth quarter ending December 31, 2019, based on our estimated valuation assessment, we recognized an impairment loss of $193,000.

4 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three (3) equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	381,500	$1.65	5.6	$429,000
Exercised	(50,000)	1.18
Forfeited	(55,000)	1.36
Outstanding at June 30, 2020	276,500	$1.80	5.5	$220,000
Exercisable at June 30, 2020	96,000	$1.44	4.3	$81,000

At June 30, 2020, the range of individual outstanding weighted average exercise prices was $1.02 to $2.68 and the unamortized compensation expense was approximately $46,000.

5 – LONG-TERM DEBT

On April 27, 2020 we received loan proceeds in the amount of $163,200 from the Small Business Administration under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four (24) weeks as long as the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if we terminate, lay-off or furlough employees or reduce salaries during the period.

Index

Any unforgiven portion of the PPP loan is payable over two (2) years at an interest rate of 1%, with a deferral of payments for the first six (6) months. We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot ensure that we will receive forgiveness of the loan, in whole or in part.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $1,800,000 as of June 30, 2020.

7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through August 14, 2020, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

During the first and second quarters of 2020, we experienced increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of novel coronavirus 2019 (“COVID-19”), we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first and second quarters of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the third quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for both the three months ended June 30, 2020 and 2019 were $1,000 and for the six months ended June 30, 2020 and 2019 were $5,000 and $4,000, respectively. The allowance for sales returns and doubtful accounts at June 30, 2020 and December 31, 2019 aggregated $19,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,719,000 and $3,588,000 at June 30, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Overview

We are primarily focused on supplying ODM products (custom made small devices) for our OEM and CEM customer’s multi-year turn-key projects. We also distribute ODM components (private labeled electronic components) and name brand electronic components.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our June 30, 2020, condensed consolidated financial statements representing approximately 36.2% of current assets and 27% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

During the second quarter of fiscal 2020, we continued to experience increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of COVID-19, we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the second quarter of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the third quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

Second quarter of 2020 versus 2019.

Net sales in the second quarter of 2020 totaled $1,303,000 versus $1,772,000 in the comparable period for 2019, a decrease of $469,000 or 26.5% over the same period last year. The decrease was primarily driven by a decrease of ODM project sales volume.

Gross profit for the second quarter of 2020 was $619,000 versus $835,000 in the comparable period for 2019, and gross margin percentage of net sales was 47.5% in the second quarter of 2020 versus 47.1% in the comparable period for 2019.

Selling, general and administrative expenses in the second quarter of 2020 totaled $519,000 versus $616,000 in the comparable period for 2019. The $97,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net of other expense, in the second quarter of 2020 was $10,000 versus $31,000 in the comparable period for 2019. Other income was primarily from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China office.

Income tax provision was $1,000 for the both the second quarter of 2020 and 2019, as we do not expect significant taxable income for the year ending December 31, 2020.

Index

Net income was $119,000 for the second quarter of 2020 versus $256,000 in the comparable period for 2019, a decrease of $137,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019.

Net sales in the six months ended June 30, 2020 was $2,775,000 versus $3,156,000 in the comparable period for 2019, a decrease of $381,000 or 12.1% over the same period last year. The decrease was driven by a decrease of ODM project sales volume.

Gross profit for the six months ended June 30, 2020 was $1,290,000 versus $1,518,000 in the comparable period for 2019, and gross margin percentage of net sales was approximately 46.5% for the six months ended June 30, 2020 and 48.1% for 2019, respectively.

Selling, general and administrative expenses in the six months ended June 30, 2020 totaled $1,117,000 versus $1,146,000 in the comparable period for 2019, a decrease of $29,000 over the same period last year. The $29,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net of other expenses, in the six months ended June 30, 2020 was $17,000 versus $56,000 in the comparable period for 2019. Other income was primarily from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China office.

Income tax provision was $2,000 for the six months ended June 30, 2019 and 2019, as we do not expect significant taxable income for the year ending December 31, 2020.

Net income was $209,000 for the six months ended June 30, 2020 versus $440,000 in the comparable period for 2019, a decrease of $231,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $761,000 as opposed to $3,000 used for in the six months ended June 30, 2020 and 2019, respectively. The increase of $764,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts receivable and accounts payable compared to the prior period.

Cash flows used for investing activities were $7,000 and $191,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease of $184,000 compared with the prior period was primarily due to our $186,000 investment in convertible securities (see Note 3).

Cash flows used for financing activities were $182,000 and $217,000 for the six months ended June 30, 2020 and 2019, respectively. The decrease of $35,000 compared with the prior period was primarily due to the loan proceeds (see Note 5) and stock options exercised, offset by increased cash dividend payments of $61,000. The increase to our cash dividends was based upon our November 1, 2019 announcement that our quarterly cash dividends increased by 16.7% from $0.03 per share to $0.035 per share.

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

Inventory is included and classified as a current asset. As of June 30, 2020, inventory represented approximately 36.2% of current assets and 27% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Index

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of August 14, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2020	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst Chief Financial Officer and Secretary (Principal Financial Officer)