Form 10-Q
period 2020-09-30
TAITRON COMPONENTS INC
filed 2020-11-16
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on October 31, 2020
Class A	5,042,735
Class B	762,612

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,377,000	$5,313,000
Accounts receivable, less allowances of $7,000, and $19,000 respectively	722,000	1,022,000
Inventories, less reserves for obsolescence of $6,144,000, and $5,893,000, respectively (Note 2)	3,384,000	3,588,000
Prepaid expenses and other current assets	86,000	85,000
Total current assets	10,569,000	10,008,000
Property and equipment, net	3,264,000	3,386,000
Other assets (Note 3)	205,000	205,000
Total assets	$14,038,000	$13,599,000

Liabilities and Equity
Current liabilities:
Accounts payable	$501,000	$462,000
Accrued liabilities	441,000	322,000
Total current liabilities	942,000	784,000
Long-term debt (Note 4)	163,000	-
Total Liabilities	1,105,000	784,000

Commitments and contingencies (Note 6)

Equity:
Shareholders' equity:

Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,040,235 and 4,990,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,037,000	10,959,000
Accumulated other comprehensive income	33,000	38,000
Retained earnings	1,757,000	1,712,000
Total shareholders’ equity - Taitron Components Inc	12,833,000	12,715,000
Noncontrolling interest in subsidiary	100,000	100,000
Total equity	12,933,000	12,815,000
Total liabilities and equity	$14,038,000	$13,599,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,991,000	$1,658,000	$4,766,000	$4,814,000
Cost of products sold	1,024,000	770,000	2,509,000	2,408,000
Gross profit	967,000	888,000	2,257,000	2,406,000

Selling, general and administrative expenses	542,000	566,000	1,659,000	1,712,000
Operating income	425,000	322,000	598,000	694,000

Interest income, net	7,000	7,000	28,000	21,000
Other income, net	12,000	188,000	29,000	244,000
Income before income taxes	444,000	517,000	655,000	959,000

Income tax provision	(1,000)	(2,000)	(3,000)	(4,000)

Net income	443,000	515,000	652,000	955,000
Net loss attributable to noncontrolling interests	-	37,000	-	33,000
Net income attributable to Taitron Components Inc.	$443,000	$478,000	$652,000	$922,000

Net income per share: Basic	$0.080	$0.080	$0.110	$0.160
Diluted	$0.080	$0.080	$0.110	$0.160
Cash dividends declared per common share	$0.035	$0.030	$0.105	$0.090

Weighted average common shares outstanding: Basic	5,802,847	5,752,847	5,787,014	5,714,680
Diluted	5,845,847	5,825,847	5,840,014	5,826,680

Net income	$443,000	$515,000	$652,000	$955,000
Other comprehensive income:
Foreign currency translation adjustment	-	(100,000)	(5,000)	(85,000)
Comprehensive income	443,000	415,000	647,000	870,000
Comprehensive loss attributable to noncontrolling interests	-	9,000	-	4,000
Comprehensive income attributable to Taitron Components Inc.	$443,000	$406,000	$647,000	$866,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2020, June 30, 2020 and September 30, 2020 (unaudited):
Balance at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	90,000	-	90,000
Exercise stock options	45,000	-	-	-	54,000	-	-	-	54,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(201,000)	-	(201,000)
Balance at March 31, 2020	5,035,235	$5,000	762,612	$1,000	$11,019,000	$38,000	$1,601,000	$100,000	$12,764,000
Consolidated net income	-	-	-	-	-	-	119,000	-	119,000
Other comprehensive loss	-	-	-	-	-	(5,000)	-	-	(5,000)
Exercise stock options	5,000	-	-	-	5,000	-	-	-	5,000
Amortization of stock based compensation	-	-	-	-	7,000	-	-	-	7,000
Cash dividends	-	-	-	-	-	-	(203,000)	-	(203,000)
Balance at June 30, 2020	5,040,235	$5,000	762,612	$1,000	$11,031,000	$33,000	$1,517,000	$100,000	$12,687,000
Consolidated net income	-	-	-	-	-	-	443,000	-	443,000
Exercise stock options	-	-	-	-	-	-	-	-	-
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(203,000)	-	(203,000)
Balance at September 30, 2020	5,040,235	$5,000	762,612	$1,000	$11,037,000	$33,000	$1,757,000	$100,000	$12,933,000

Three months ending March 31, 2019, June 30, 2019 and September 30, 2019 (unaudited):
Balance at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$96,000	$12,698,000
Consolidated net income (loss)	-	-	-	-	-	-	186,000	(2,000)	184,000
Other comprehensive income (loss)	-	-	-	-	-	13,000	-	(1,000)	12,000
Exercise stock options	70,000	-	-	-	76,000	-	-	-	76,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	-	4,000
Cash dividends	-	-	-	-	-	-	(171,000)	-	(171,000)
Balance at March 31, 2019	4,937,235	$5,000	762,612	$1,000	$10,892,000	$141,000	$1,671,000	$93,000	$12,803,000
Consolidated net income (loss)	-	-	-	-	-	-	258,000	(2,000)	256,000
Other comprehensive income	-	-	-	-	-	2,000	-	-	2,000
Exercise stock options	53,000	-	-	-	50,000	-	-	-	50,000
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(172,000)	-	(172,000)
Balance at June 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,947,000	$143,000	$1,757,000	$91,000	$12,944,000
Consolidated net income	-	-	-	-	-	-	478,000	37,000	515,000
Other comprehensive loss	-	-	-	-	-	(100,000)	-	(28,000)	(128,000)
Amortization of stock based compensation	-	-	-	-	5,000	-	-	-	5,000
Cash dividends	-	-	-	-	-	-	(173,000)	-	(173,000)
Balance at September 30, 2019	4,990,235	$5,000	762,612	$1,000	$10,952,000	$43,000	$2,062,000	$100,000	$13,163,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$652,000	$955,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,000	124,000
Provision for sales returns and doubtful accounts	5,000	4,000
Stock based compensation	19,000	14,000
Gain on sale of assets	-	(160,000)
Changes in assets and liabilities:
Accounts receivable	295,000	147,000
Inventories	204,000	390,000
Prepaid expenses and other current assets	(1,000)	(23,000)
Accounts payable	39,000	(584,000)
Accrued liabilities	119,000	(13,000)
Other assets and liabilities	-	4,000
Total adjustments	815,000	(97,000)
Net cash provided by operating activities	1,467,000	858,000

Investing activities:
Acquisition of property and equipment	(13,000)	(12,000)
Proceeds from sale of assets	-	200,000
Payment for investment in convertible securities	-	(186,000)
Net cash (used for) provided by investing activities	(13,000)	2,000

Financing activities:
Proceeds from notes payable to bank	163,000	-
Dividend payments	(607,000)	(516,000)
Proceeds from stock options exercised	59,000	126,000
Net cash used for financing activities	(385,000)	(390,000)

Impact of exchange rates on cash	(5,000)	5,000

Net increase in cash and cash equivalents	1,064,000	475,000
Cash and cash equivalents, beginning of period	5,313,000	4,494,000
Cash and cash equivalents, end of period	$6,377,000	$4,969,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (“ODM”) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (“CEM”s) and original equipment manufacturers (“OEM”s) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain a majority-owned subsidiary in Mexico (our Mexico sales and distribution operations closed in May 2013 and final Mexico entity closure planned for the fourth quarter of 2020) and divisions in Taiwan and China which were established in 1998, 1996 and 2005, respectively.

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

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2020 and December 31, 2019.

Nature of products

We are primarily a supplier of original designed and manufactured (“ODM”) products that include value-added engineering and turn-key solutions. The following is a description of major products lines from which we generate our revenue:

ODM Projects - Our custom made small devices for original equipment manufacturers (“OEM”s) and contract electronic manufacturers (“CEM”s) in their multi-year turn-key projects and marketed in specific industries such as: wild animal feeders, timers for DC motors, public street light controllers, and battery chargers.

ODM Components - Our private labeled electronic components.

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Primary geographical markets:
United States	$1,809,000	$1,509,000	$4,308,000	$4,186,000
Asia	176,000	145,000	442,000	610,000
Other	6,000	4,000	16,000	18,000
	1,991,000	1,658,000	4,766,000	4,814,000
Major product lines:
ODM projects	$1,196,000	$1,103,000	$2,765,000	$2,705,000
ODM components	772,000	539,000	1,915,000	2,018,000
Distribution components	23,000	16,000	86,000	91,000
	1,991,000	1,658,000	4,766,000	4,814,000
Timing of revenue recognition:
Products transferred at a point in time	$1,991,000	$1,658,000	$4,766,000	$4,814,000

2 – INVENTORY

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,384,000 and $3,588,000 at September 30, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2019	$186,000	$19,000	$205,000
Other changes	-	-	-
Balance at September 30, 2020	$186,000	$19,000	$205,000

Our $186,000 investment in securities as of September 30, 2020 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. In the fourth quarter ending December 31, 2019, based on our estimated valuation assessment, we recognized an impairment loss of $193,000.

4 – LONG-TERM DEBT

On April 27, 2020, we received loan proceeds in the amount of $163,200 from the Small Business Administration (“SBA”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four (24) weeks as long as the loan proceeds are used for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness may be reduced if we terminate, lay-off or furlough employees or reduce salaries during the period.

Any unforgiven portion of the PPP loan is payable over two (2) years at an interest rate of 1%, with a deferral of payments to the date that SBA remits our loan forgiveness amount to our lender. We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot ensure that we will receive forgiveness of the loan, in whole or in part.

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three (3) equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	381,500	$1.65	5.6	$429,000
Exercised	(50,000)	1.18
Forfeited	(55,000)	1.36
Outstanding at September 30, 2020	276,500	$1.80	5.2	$178,000
Exercisable at September 30, 2020	111,500	$1.63	4.5	$112,000

At September 30, 2020, the range of individual outstanding weighted average exercise prices was $1.02 to $2.68 and the unamortized compensation expense was approximately $33,000.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $1,800,000 as of September 30, 2020.

7 – SUBSEQUENT EVENTS

We have evaluated subsequent events through November 16, 2020, the date on which the accompanying condensed consolidated financial statements were available to be issued. Based upon its evaluation, management has determined that no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosures in the notes thereto, except as follows:

During the first, second and third quarters of 2020, we experienced increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of novel coronavirus 2019 (“COVID-19”), we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the first, second and third quarters of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the fourth quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for both the three months ended September 30, 2020 and 2019 were $0 and for the nine months ended September 30, 2020 and 2019 were $5,000 and $4,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2020 and December 31, 2019 aggregated $7,000 and $19,000, respectively.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,384,000 and $3,588,000 at September 30, 2020 and December 31, 2019, respectively, which is presented net of valuation allowances of $6,144,000 and $5,893,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2020, condensed consolidated financial statements representing approximately 32% of current assets and 24% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

During the third quarter of fiscal 2020, we continued to experience increased costs associated with our logistics operations, and shipping delays. Our suppliers and customers were also negatively impacted, including delays in the production and export of products. The impact to our customers may also result in an increase in past due accounts receivable. To mitigate the impact of COVID-19, we have taken measures to promote the safety and security of our employees while complying with various government mandates, including work-from-home arrangements and social-distancing initiatives to reduce the transmission of COVID-19.

The COVID-19 pandemic has had a negative impact on our results of operations and financial performance for the third quarter of 2020, and we expect it will continue to have a negative impact on our revenue, earnings and cash flows in the fourth quarter of 2020 and possibly into 2021. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

Third quarter of 2020 versus 2019.

Net sales in the third quarter of 2020 totaled $1,991,000 versus $1,658,000 in the comparable period for 2019, an increase of $333,000 or 20.1% over the same period last year. The increase was primarily driven by an increase of ODM project sales volume.

Gross profit for the third quarter of 2020 was $967,000 versus $888,000 in the comparable period for 2019, and gross margin percentage of net sales was 48.6% in the third quarter of 2020 versus 53.6% in the comparable period for 2019.

Selling, general and administrative expenses in the third quarter of 2020 totaled $542,000 versus $566,000 in the comparable period for 2019. The $24,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net of other expense, in the third quarter of 2020 was $12,000 versus $188,000 in the comparable period for 2019 and primarily derived from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China. The $188,000 increase was primarily derived from the derived from the gain on sale of our Mexico property of $160,000 during the three months ended September 30, 2019.

Income tax provision was $1,000 for the third quarter of 2020 versus $2,000 in the comparable period for 2019, as we do not expect significant taxable income for the year ending December 31, 2020.

Net income was $443,000 for the third quarter of 2020 versus $515,000 in the comparable period for 2019, a decrease of $72,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019.

Net sales in the nine months ended September 30, 2020 was $4,766,000 versus $4,814,000 in the comparable period for 2019, a decrease of $48,000 or 1.0% over the same period last year. The decrease was driven by a decrease of ODM project sales volume.

Gross profit for the nine months ended September 30, 2020 was $2,257,000 versus $2,406,000 in the comparable period for 2019, and gross margin percentage of net sales was approximately 47.4% for the nine months ended September 30, 2020 and 50.0% for 2019, respectively.

Selling, general and administrative expenses in the nine months ended September 30, 2020 totaled $1,659,000 versus $1,712,000 in the comparable period for 2019, a decrease of $53,000 over the same period last year. The $53,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net of other expenses, in the nine months ended September 30, 2020 was $29,000 versus $244,000 in the comparable period for 2019. Other income was primarily from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China office. The $215,000 increase was primarily derived from the gain on sale of our Mexico property of $160,000 during the three months ended September 30, 2019.

Income tax provision was $3,000 for the nine months ended September 30, 2020 versus $4,000 in the comparable period for 2019, as we do not expect significant taxable income for the year ending December 31, 2020.

Net income was $652,000 for the nine months ended September 30, 2020 versus $955,000 in the comparable period for 2019, a decrease of $303,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $1,467,000 versus $858,000 in the nine months ended September 30, 2020 and 2019, respectively. The increase of $609,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts receivable, inventories and accounts payable compared to the prior period.

Cash flows used for investing activities were $13,000 versus $2,000 provided by for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $15,000 compared with the prior period was primarily due to our $186,000 investment in convertible securities (see Note 3) offset by proceeds of $200,000 from the sale of our building in Mexico.

Cash flows used for financing activities were $385,000 and $390,000 for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $5,000 compared with the prior period was primarily due to the loan proceeds (see Note 4) and stock options exercised, offset by increased cash dividend payments of $91,000. The increase to our cash dividends was based upon our November 1, 2019 announcement that our quarterly cash dividends increased by 16.7% from $0.03 per share to $0.035 per share.

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

Inventory is included and classified as a current asset. As of September 30, 2020, inventory represented approximately 32% of current assets and 24% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of November 16, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Tariffs may result in increased prices and could adversely affect our business and results of operations.

Recently, the U.S. government imposed tariffs on certain products imported into the U.S. and the Chinese government imposed tariffs on certain products imported into China, which have increased the prices on many of the products we purchase from our suppliers. The tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S., China or other countries, could result in further increased prices. While we intend to pass price increases on to our customers, the effect of tariffs on prices may impact sales and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but we cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect our operating profits and customer demand for certain products which could have an adverse effect on our business and results of operations.

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

TAITRON COMPONENTS INCORPORATED

Date: November 16, 2020	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst Chief Financial Officer and Secretary (Principal Financial Officer)