Form 10-K
period 2020-12-31
TAITRON COMPONENTS INC
filed 2021-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $7.8 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2020.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2021
Class A common stock, $.001 par value	5,062,235
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2021 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

References to “Taitron”, “the Company”, “the company”, “we,” “our” and “us” refer to Taitron Components Incorporated and its majority-owned subsidiary, unless the context otherwise requires.

PART I

ITEM 1. BUSINESS.

General

We are primarily a supplier of original designed and manufactured (ODM) products that include value-added engineering and turn-key solutions. We focus on providing original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”) and ODM electronic components (“ODM Components”). Our product offerings range from discrete semiconductors through small electronic devices. We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain two (2) divisions, in Taiwan and China.

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”). In 2020 and 2019, we offered approximately 81 and 57, respectively, different ODM Products that are manufactured to specifications developed as a result of our engineering support services. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2020, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Product Industry

ODM product providers have experienced rapid change and growth as an increasing number of OEMs outsource their manufacturing requirements. OEMs have continued to turn to outsourcing in order to reduce product cost; achieve accelerated time-to-market and time-to-volume production; access advanced design and manufacturing technologies; improve inventory management and purchasing power; and reduce their capital investment in manufacturing resources. This enables OEMs to concentrate on what they believe to be their core strengths, such as new product definition, design, marketing and sales. We believe further growth opportunities exist for ODM product providers to penetrate the worldwide market. By designing private brand products for our domestic OEM customers, we are able to expand export sales to overseas CEM customers.

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $6,488,000 and $6,598,000 in 2020 and 2019, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management (see Part II, Item 8: Note 4 – Other Assets) and Zowie Technology Corporation (see Part II, Item 8: Note 4 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

By offering application engineering service to current customers, we are often involved in reviewing their bill of materials (BOMs) and circuit diagrams. Based upon their credit history, type of products, production volume, profitability of the industry and circuit schematics, we offer different solutions for quality improvement, additional functions and cost savings throughout the re-design processes such as component replacement, digital circuit instead of analog circuit, microprocessor instead of logic circuit, integrated circuit instead of discrete components. Our preference is to target low but increasing volume, high margin, stable demand, profitable and specialty products, and financially stable customers who know how to market their products. Our strengths are in microprocessor programming, power supply, power management, LED message sign, RF transmission and receiving, encoders and decoders, remote controllers, DC motor control and power amplifiers. In many cases, we have been able to take advantage of our component distribution capability by using current stock to reduce lead time and choosing the low-cost components we currently sell. We depend on our outsourcing partners in mold design, plastic injection, metal stamping, wire hardness and final assembly. We ask between 15% to 30% down payment before accepting a purchase order and offer customers 30 to 60 days payment terms. All purchasing orders must have a firm delivery schedule under a non-cancelable and non-returnable (NCNR) agreement. To reduce the manufacturing and handling cost, we arrange production of the same model once a year and keep product in our warehouse to be released according to the predetermined schedule.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2020 and 2019, we distributed our products to approximately 200 customers, however our two largest customers combined accounted for approximately 59% (individually by approximately 45% and 14%) of net sales during 2020 and approximately 59% (individually by approximately 42% and 17%) during 2019.

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

Sales and Marketing Channels

As of March 15, 2021, our sales and marketing department consisted of 8 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

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

Sales to Asian customers were 9% and 13% of our total sales in 2020 and 2019, respectively.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations. During 2020, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

Our ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on our business. Our ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, we cannot assure that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a material adverse impact on our business and results of operations.

Employees

As of March 15, 2021, we had 16 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

ITEM 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, prospects, financial condition and results of operations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before deciding to invest in our common shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected.

If our suppliers fail to meet our component and manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Our ODM Products comprise many components and subassemblies produced by outside suppliers. We depend greatly on these suppliers for items that are essential to the manufacture of our products, including printed circuit boards and integrated circuits. For certain items, we qualify only a single source, which magnifies the risk of shortages and decreases our ability to negotiate with that supplier on the basis of price. From time to time, we have been unable to obtain sufficient components that we have needed due to shortages or quality issues from some of our suppliers. If our suppliers fail to meet our manufacturing needs, it would delay our production and our product shipments to customers and negatively affect our operations.

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

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection, or default on their payments. Generally, customers may cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

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

Grand Shine Electronics and Zowie Technology accounted for approximately 35% and 15% of our net purchases for each of the fiscal years 2020 and 2019, respectively. We do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are available from one or more of our other suppliers or are available from various other sources at competitive prices. However, a change in supplier may delay the delivery of our inventory and adversely impact our results of operations.

In 2020, we had two customers accounting for more than 10% of our net sales, for approximately 45% and 14%. In 2019, we had two customers accounting for more than 10% of our net sales, for approximately 42% and 17%. As of December 31, 2020, we had two customers accounting for more than 10% of our trade accounts receivable, net of allowances, of approximately 50% and 25% and as of December 31, 2019 the company had two customers of approximately 63% and 25%. In the event the company’s largest customers were to decrease their demand for the company’s products or in the event such customers ceased to purchase products from the company, the company’s operations would be materially and adversely impacted.

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

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or potential obsolescence of inventory. Many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. As we continue to shift our primarily focus to our ODM Products and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory, we expect the value of our existing inventory to decline. We had inventory balances in the amount of $3,518,000 and $3,588,000 at December 31, 2020 and 2019, respectively, which is presented net of valuation allowances of $4,759,000 and $5,893,000 at December 31, 2020 and 2019, respectively. Further declines in the value of the company’s inventory could have a material adverse effect on the company's business.

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

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other state and national anti-bribery and anti-money laundering laws in the countries in which it conducts business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The company engages third parties to provide services. The company can be held liable for the corrupt or other illegal activities of its employees, agents, and contractors, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, litigation, reputational harm, and other consequences.

The company is subject to environmental laws and regulations that could materially adversely affect its business.

A number of jurisdictions in which the company's products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company's products and impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off. Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing regulations are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities, which could be material.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs. At December 31, 2020, the company had cash and cash equivalents of approximately $6.6 million. The company believes that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, the company may need to secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. In the event the company requires additional capital to meet its business needs, there can be no assurance that additional funding will be available when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Public health threats, including COVID-19, could adversely affect the company’s ongoing business operations. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. The company cannot predict the scope and severity of any potential business shutdowns or disruptions, including any future shutdowns relating to COVID-19, but if the company or any of the third parties with whom it engages, including its suppliers, were to experience shutdowns or other business disruptions, the company’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the company’s business and its results of operation and financial condition.

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

During 2019, we sold our 15,000 square foot building in Mexico used for office and warehouse distribution for gross proceeds of $200,000.

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

ITEM 4. MINE SAFETY DISCLOSURES.          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our Class A common stock is listed on the Nasdaq Capital Market (trading symbol: "TAIT").

Number of Shareholders of Record. As of March 15, 2021, there were 15 registered holders of record of our Class A common stock and 1 holder of record of our Class B common stock, which is not traded. We are unable to estimate the total number of shareholders represented by these Class A holders of record, because many these shares are held by brokers beneficially on behalf of shareholders.

Dividends and Dividend Policy. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and other factors they deem relevant. We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future. See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

During the nine months ended September 30, 2019, we declared and paid quarterly dividends of $.03 per share. For the quarter ended December 31, 2019 and for the nine months ended September 30, 2020, we paid quarterly dividends of $0.035 per share. For the quarter ended December 31, 2020, we declared and paid quarterly dividends of $.04 per share.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	295,500	$1.92	656,500
Equity compensation plans not approved by security holders	-	-	-
Total	295,500	$1.92	656,500

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

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for both years ended December 31, 2020 and 2019 aggregated $5,000. The allowance for sales returns and allowances and doubtful accounts at December 31, 2020 and 2019 aggregated $7,000 and $19,000, respectively. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,518,000 and $3,588,000 at December 31, 2020 and 2019, respectively, which is presented net of valuation allowances of $4,759,000 and $5,893,000 at December 31, 2020 and 2019, respectively. We increased our reserves by $0 and $405,000 during the years ended December 31, 2020 and 2019, respectively, while also applying $1,134,000 and $1,701,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2020 and 2019, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to a period of consistent losses through December 31, 2016, we have fully reserved a $2,121,000 and $2,587,000 allowance against our net deferred tax assets at December 31, 2020 and 2019, respectively.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2020, consolidated financial statements representing approximately 32.4% of current assets and 24.6% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net sales were $6,696,000 and $6,783,000 in 2020 and 2019, respectively, representing a decrease of $87,000 or 1.3%. The decrease was primarily in ODM Projects and owing to slowing demand by our customer inventory reductions. Key customers of our ODM Projects have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales. In the first quarter of 2021, we do not expect net sales to be impacted significantly by the ongoing outbreak of COVID-19 as a result of inventory on hand to fulfill customer orders.

Gross profit was $3,281,000 and $3,076,000 in 2020 and 2019, respectively, which represented 49% and 45.3% of net sales for those periods. The gross margin increase was driven primarily by an increase in ODM Project sales volume, offset by inventory reserve increases in 2019. During 2020, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we continue to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,227,000 and $2,378,000 in 2020 and 2019, respectively, which represented 33.3% and 35.1% of net sales for those periods. The year-over-year decrease of $151,000 was primarily due to travel expenses decreasing and decreases to professional fees.

Operating income was $1,054,000 and $698,000 in 2020 and 2019, respectively, which represented 15.7% and 10.3% of net sales for those periods.

Net interest income, primarily earned from certificates of deposits in banks was $37,000 and $28,000 in 2020 and 2019, respectively.

Income tax provision was $4,000 and $0 in 2020 and 2019, respectively. Our tax provision is primarily based upon our state income tax liabilities.

As result of the foregoing, we recognized net income of $1,359,000 and $773,000 in 2020 and 2019, respectively, which represented 20.3% and 11.4% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2020 and 2019 were as follows:

	Twelve Months Ended December 31,
	2020	2019

Operating activities	$2,052,000	$1,413,000
Investing activities	$(17,000)	$(3,000)
Financing activities	$(592,000)	$(591,000)

Cash provided by operating activities increased to $2,052,000 during 2020, as compared to $1,413,000 in the prior year. The $639,000 increase was primarily due to changes in inventory and accounts receivable and net income increasing by $553,000 during 2020.

Cash used for investing activities was $17,000 during 2020, as compared to $3,000 in the prior year. The change primarily resulted in year 2019 from the sale of our Mexico building for gross proceeds of $200,000 offset by payments of $186,000 for an additional investment in Zowie Technology (see Item 8 - Note 4 – Other Assets).

Cash used in financing activities was $592,000 during 2020, as compared to $591,000 in the prior year. In 2020, we received loan proceeds in the amount of approximately $163,000 from the Small Business Administration (“SBA”) under the Paycheck Protection Program (“PPP”) (see Item 8 - Note 5 – Long Term Debt), made dividend payments of $840,000 and received proceeds from the exercise of stock options of $85,000. In 2019, we made dividend payments of $717,000 and received proceeds from the exercise of stock options of $126,000.

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

Inventory is included and classified as a current asset. As of December 31, 2020, inventory represented approximately 32.4% of current assets and 24.6% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within a one (1) year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Taitron Components Incorporated

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended and the related notes to consolidated financial statements (collectively, the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of reserves for slow-moving or potential obsolescence

As discussed in Note 1 and 2 to the consolidated financial statements, the Company assesses the valuation of its inventories, which principally consists of products held for resale, each reporting period. Slow-moving inventory or inventory with potential obsolescence is written down to its estimated net realizable value if less than cost. Estimates of slow-moving or potential obsolescence include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2020, the Company’s inventories totaled $3,518,000, net of reserves for slow-moving or potential obsolescence of $4,759,000.

We identified the assessment of the value of the reserves for slow-moving or potential obsolescence as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s estimates of anticipated demand and possible alternative uses of its inventory, which are affected by market and economic conditions outside the Company’s control.

The primary procedures we performed to address the critical audit matter included, among other things, the following: 1) evaluation of the completeness, accuracy, and relevance of underlying data used in the estimate of the reserve; 2) development of an independent estimate of the reserve using historical information and compared it to management’s reserve; and 3) comparison of the reserve as of December 31, 2020 to the actual reserve recorded subsequent to the measurement date.

We have served as the Company’s auditor since 2020.

Irvine, California

March 31, 2021

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,652,000	$5,313,000
Accounts receivable, less allowances of $7,000, and $19,000 respectively	639,000	1,022,000
Inventories, less reserves for obsolescence of $4,759,000, and $5,893,000, respectively (Note 2)	3,518,000	3,588,000
Prepaid expenses and other current assets	46,000	85,000
Total current assets	10,855,000	10,008,000
Property and equipment, net	3,217,000	3,386,000
Other assets (Note 3)	189,000	205,000
Total assets	$14,261,000	$13,599,000

Liabilities and Equity
Current liabilities:
Accounts payable	$410,000	$462,000
Accrued liabilities	446,000	322,000
Total current liabilities	856,000	784,000
Long-term debt (Note 4)	163,000	-
Total liabilities	1,019,000	784,000

Commitments and contingencies (Note 6)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,062,235 and 4,990,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,071,000	10,959,000
Accumulated other comprehensive income	(66,000)	38,000
Retained earnings	2,231,000	1,712,000
Total shareholders’ equity - Taitron Components Inc.	13,242,000	12,715,000
Noncontrolling interest in subsidiary	-	100,000
Total equity	13,242,000	12,815,000
Total liabilities and equity	$14,261,000	$13,599,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2020	2019

Net product revenue	$6,696,000	$6,783,000
Cost of products sold	3,415,000	3,707,000
Gross profit	3,281,000	3,076,000

Selling, general and administrative expenses	2,227,000	2,378,000
Operating income	1,054,000	698,000

Interest income, net	37,000	28,000
Loss on investments	-	(193,000)
Other income, net	272,000	273,000
Income before income taxes	1,363,000	806,000

Income tax provision	(4,000)	-

Net income	1,359,000	806,000
Net income attributable to noncontrolling interests	-	33,000
Net income attributable to Taitron Components Inc.	$1,359,000	$773,000

Net income per share: Basic - Class A	$0.23	$0.14
Basic - Class B	$0.23	$0.14
Diluted - Class A	$0.23	$0.13
Diluted - Class B	$0.23	$0.14

Weighted average shares outstanding: Basic - Class A	5,035,277	4,961,610
Basic - Class B	762,612	762,612
Diluted - Class A	5,091,277	5,077,610
Diluted - Class B	762,612	762,612

Cash dividends declared per common share	$0.145	$0.125

Net income	$1,359,000	$806,000
Other comprehensive income:
Foreign currency translation adjustment	(104,000)	(90,000)
Comprehensive income	1,255,000	716,000
Comprehensive income(loss) attributable to noncontrolling interests	(100,000)	4,000
Comprehensive income attributable to Taitron Components Inc.	$1,355,000	$712,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2020 and December 31, 2019

								Total
						Accumulated		Shareholders’
	Common Stock				Additional	Other		Taitron
	Class A		Class B		Paid-in	Comprehensive	Retained	Components	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity	Interest in Sub	Equity

Balances at December 31, 2018	4,867,235	$5,000	762,612	$1,000	$10,812,000	$128,000	$1,656,000	$12,602,000	$96,000	$12,698,000
Consolidated net income	-	-	-	-	-	-	773,000	773,000	4,000	$777,000
Other comprehensive loss	-	-	-	-	-	(90,000)	-	(90,000)	-	$(90,000)
Exercise stock options	123,000	-	-	-	126,000	-	-	126,000	-	$126,000
Amortization of stock based compensation	-	-	-	-	21,000	-	-	21,000	-	$21,000
Cash dividends	-	-	-	-	-	-	(717,000)	(717,000)	-	$(717,000)
Balances at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$12,715,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	1,359,000	1,359,000	(100,000)	$1,259,000
Other comprehensive loss	-	-	-	-	-	(104,000)	-	(104,000)	-	$(104,000)
Exercise stock options	72,000	-	-	-	85,000	-	-	85,000	-	$85,000
Amortization of stock based compensation	-	-	-	-	27,000	-	-	27,000	-	$27,000
Cash dividends	-	-	-	-	-	-	(840,000)	(840,000)	-	$(840,000)
Balances at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$13,242,000	$-	$13,242,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2020	2019

Operating activities:
Net income	$1,359,000	$806,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,000	178,000
Provision for inventory reserves	-	405,000
Reversal of inventory reserves	(1,134,000)	(1,701,000)
Provision for sales returns and doubtful accounts	5,000	5,000
Stock based compensation	27,000	21,000
Loss on investments	-	193,000
Gain on sale of assets	-	(160,000)
Noncontrolling interest	(100,000)	-
Changes in assets and liabilities:
Accounts receivable	378,000	(126,000)
Inventories	1,204,000	2,305,000
Prepaid expenses and other current assets	39,000	(18,000)
Accounts payable	(52,000)	(510,000)
Accrued liabilities	124,000	11,000
Other assets and liabilities	16,000	4,000
Total adjustments	693,000	607,000
Net cash provided by operating activities	2,052,000	1,413,000

Investing activities:
Acquisition of property and equipment	(17,000)	(17,000)
Proceeds from sale of assets	-	200,000
Payment for investment in convertible securities	-	(186,000)
Net cash used for investing activities	(17,000)	(3,000)

Financing activities:
Borrowings on notes payable	163,000	-
Dividend payments	(840,000)	(717,000)
Proceeds from stock options exercised	85,000	126,000
Net cash used for financing activities	(592,000)	(591,000)

Impact of exchange rates on cash	(104,000)	-

Net increase in cash and cash equivalents	1,339,000	819,000
Cash and cash equivalents, beginning of period	5,313,000	4,494,000
Cash and cash equivalents, end of period	$6,652,000	$5,313,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$3,000	$3,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (ODM) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (CEMs) and original equipment manufacturers (OEMs) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California, and were originally formed in 1989. We maintain divisions in Taiwan and China which were established in 1996 and 2005, respectively.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components and its two divisions.

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

Grand Shine Electronics and Zowie Technology (see also Note 4 – Other Assets) accounted for approximately 35% and 15% of our net purchases for each of the fiscal years 2020 and 2019, respectively. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had customers accounting for more than 10% of our net sales. In 2020, we had two customers each for approximately 45% and 14%, and in 2019, we had two customers each for approximately 42% and 17%.

We had customers accounting for more than 10% of our trade accounts receivable, net of allowances. As of December 31, 2020, we had two customers each of approximately 50% and 25% and as of December 31, 2019 we had two customers each of approximately 63% and 25%.

Risks and Uncertainties

In 2020, the spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations and cash flows.

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

Revenue Recognition

We recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for each of the years ended December 31, 2020 and 2019 amounted to $5,000.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2020	2019
Primary geographical markets:
United States	$5,955,000	$5,809,000
Asia	722,000	950,000
Other	19,000	24,000
	6,696,000	6,783,000
Major product lines:
ODM projects	$3,936,000	$4,012,000
ODM components	2,552,000	2,586,000
Distribution components	208,000	185,000
	6,696,000	6,783,000
Timing of revenue recognition:
Products transferred at a point in time	$6,696,000	$6,783,000

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

The allowances for sales returns and doubtful accounts at December 31, 2020 and 2019 amounted to $7,000 and $19,000, respectively.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet is net of valuation allowances of 4,759,000 and $5,893,000 at December 31, 2020 and 2019, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $0 and $405,000 during the years ended December 31, 2020 and 2019, respectively, while also applying $1,134,000 and $1,701,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2020 and 2019, respectively (see Note 2 – Inventory).

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities. Advertising, including other promotional costs, are expensed as incurred, and were $3,000 and $4,000 for the years ended December 31, 2020 and 2019, respectively.

Shipping Activities

Outbound shipping charges to customers are included in “Net sales”. Outbound shipping-related costs are included in “Cost of goods sold”.

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

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analysed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our "major" tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Foreign Currency Translation

The financial statements of our divisions in Taiwan and China are translated from the Taiwanese Dollar and the Chinese Yuan, respectively, into U.S. dollars for financial reporting purposes. Balance sheet accounts are translated at year-end or historical rates while income and expenses are translated at weighted-average exchange rates for the year. Translation gains or losses related to net assets are shown as a separate component of shareholders’ equity as accumulated other comprehensive income. Gains and losses resulting from realized foreign currency transactions (transactions denominated in a currency other than the entities’ functional currency) are included in operations. The transactional gains and losses are not significant to the consolidated financial statements.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates have a significant impact on our valuation and reserve accounts relating to income taxes, the allowance for sales returns and allowances, doubtful accounts and inventory reserves. Actual results could differ from these estimates.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to retained earnings and were effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on our accounts receivable, as well as our results of operations for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity’s valuation processes for Level 3 fair value measurements. The amendments in this update were effective for us beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

Management does not believe any other recently issued, but not yet effective accounting pronouncements would have a material effect on our present or future consolidated financial statements.

2 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of $4,759,000 and $5,893,000 at December 31, 2020 and 2019, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value and slow-moving inventory, we increased our reserves by $0 and $405,000 for the years ended December 31, 2020 and 2019, respectively, while also applying $1,134,000 and $1,701,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2020 and 2019, respectively.

3 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2020	2019
Land	$1,284,000	$1,284,000
Buildings and improvements	4,867,000	4,867,000
Furniture and equipment	797,000	794,000
Computer software and hardware	577,000	563,000
Total Property and Equipment	7,525,000	7,508,000
Less: Accumulated depreciation and amortization	(4,308,000)	(4,122,000)
Property and Equipment, net	$3,217,000	$3,386,000

Depreciation expense for the years ended December 31, 2020 and 2019 was $186,000 and $178,000, respectively.

During 2019, we sold our 15,000 square foot of office and distribution space in Mexico for gross proceeds of $200,000.

4 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2018	$193,000	$19,000	$212,000
Investment	186,000	-	186,000
Net investment losses during the year	(193,000)	-	(193,000)
Balance at December 31, 2019	186,000	19,000	205,000
Other changes	-	(16,000)	(16,000)
Balance at December 31, 2020	$186,000	$3,000	$189,000

Our $186,000 investment in securities as of December 31, 2020 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers) with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value. In 2019, due to our estimated valuation assessment, we recognized an impairment loss of $193,000.

5 - LONG-TERM DEBT

On April 27, 2020, we received loan proceeds in the amount of $163,200 from the Small Business Administration (“SBA”) under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four (24) weeks conditional upon loan proceeds used for eligible purposes, including payroll, benefits, rent and utilities, and we maintain our payroll levels. The amount of loan forgiveness may be reduced if we terminate, lay-off or furlough employees or reduce salaries during the period.

Any unforgiven portion of the PPP loan is payable over two (2) years at an interest rate of 1%, with a deferral of payments to the date that SBA remits our loan forgiveness amount to our lender. We believe our use of the proceeds were consistent with purposes of the PPP. While we currently believe that our use of the loan proceeds will meet the conditions for forgiveness of the loan, we cannot ensure that we will receive forgiveness of the loan, in whole or in part.

6 - RELATED PARTY TRANSACTIONS

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2020 and 2019, we purchased products in the amount of $61,000 and $100,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We have also entered into a distributor agreement with PTC, and accordingly, we expect to continue purchasing from PTC in the future.

7 - SHARE BASED COMPENSATION

Our 2018 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the Plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant. Outstanding options vest in three (3) equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in the Plan. The fair values of options was estimated using the Black-Scholes option-pricing model at their respective grant date using the following assumptions:

	Year Ended December 31,
	2020	2019
Weighted-average grant date fair value per share	$0.17 - $0.19	$0.40 - $0.48
Risk-free interest rate	0.78%	1.47%
Dividend yield	5.8%	4.7%
Expected term (in years)	10	10
Volatility	25%	31%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	453,000	$1.35	5.0	$182,400
Grants	52,500	2.78	8.0	$-
Exercised	(123,000)	1.03	-	-
Forfeited	(1,000)	0.84	-	-
Outstanding at December 31, 2019	381,500	1.65	5.6	$429,000
Grants	41,000	$2.29	7.5	-
Exercised	(72,000)	1.18	-	-
Forfeited	(55,000)	1.36	-	-
Outstanding at December 31, 2020	295,500	$1.92	5.4	$359,000
Exercisable at December 31, 2020	156,000	$1.72	4.9	$186,000

At December 31, 2020, the range of individual weighted average exercise prices was $1.02 to $2.55 and the unamortized compensation expense was approximately $34,000.

8 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 5,062,235 and 4,990,235 issued and outstanding as of December 31, 2020 and 2019, respectively. Each holder of Class A common stock is entitled to one (1) vote for each share held. During 2020 and 2019, we issued 72,000 and 123,000 shares of our Class A common stock, respectively.

Class B Common Stock - There are 762,612 shares of authorized Class B common stock, par value $0.001 per share, with 762,612 shares issued and outstanding since 1995. Each holder of Class B common stock is entitled to ten (10) votes for each share held. The shares of Class B common stock are convertible at any time at the election of the shareholder into one (1) share of Class A common stock, subject to certain adjustments. Our Chief Executive Officer is the sole beneficial owner of the outstanding shares of Class B common stock.

Dividends – During the nine months ended September 30, 2019, we declared and paid quarterly dividends of $.03 per share. For the quarter ended December 31, 2019 and for the nine months ended September 30, 2020, we paid quarterly dividends of $0.035 per share. For the quarter ended December 31, 2020, we declared and paid quarterly dividends of $.04 per share.

9 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$-
State	4,000	-
	4,000	-
Deferred:
Federal	310,000	97,000
State	160,000	7,000
Decrease in valuation allowance	(470,000)	(104,000)
	-	-

Income tax provision	$4,000	$-

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2020	2019
“Expected” income tax benefit	$286,000	$204,000
State tax expense, net of Federal benefit	3,000	-
Foreign loss	-	(30,000)
Decrease in valuation allowance	(470,000)	(104,000)
Other	185,000	(70,000)
Income tax provision	$4,000	$-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2020	2019
Deferred tax assets:
Inventory reserves	$1,420,000	$1,758,000
Allowances for bad debts and returns	2,000	5,000
Accrued expenses	21,000	21,000
Asset valuation reserve	539,000	539,000
Net operating loss carry forwards	213,000	283,000
Other	72,000	160,000
Total deferred tax assets	2,267,000	2,766,000
Valuation allowance	(2,121,000)	(2,587,000)
	146,000	179,000
Deferred tax liabilities:
Deferred state taxes	(146,000)	(179,000)
Total deferred tax liabilities	(146,000)	(179,000)

Net deferred tax assets	$-	$-

As of December 31, 2020, we had approximately $660,000 and $842,000 in net operating loss carryforwards for federal and state income tax purposes, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

As a result of the implementation of ASC 740, we recognized no material adjustment to unrecognized tax benefits. At the adoption date of January 1, 2007, we had $795,000 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2020 and 2019, we have $2,121,000 and $2,587,000 of unrecognized tax benefits, respectively. We will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in our statements of operations. We have incurred no interest or penalties as of December 31, 2020 and 2019.

10 - NET INCOME PER SHARE

	Year ended December 31,
	2020	2019
Numerator for basic and diluted net income per Class A common stock and Class B common stock share:
Net income attributable to Taitron Components Inc.	$1,359,000	$773,000
Less cash dividends:
Class A common stock	$730,000	$620,000
Class B common stock	$111,000	$95,000
Total undistributed earnings	$518,000	$58,000

Class A common stock undistributed earnings - basic and diluted	$450,000	$50,000
Class B common stock undistributed earnings - basic and diluted	$68,000	$8,000
Total undistributed earnings - basic and diluted	$518,000	$58,000

Numerator for basic and diluted net income per share:
Class A common stock	$1,180,000	$670,000
Class B common stock	$179,000	$103,000
	$1,359,000	$773,000

	Year ended December 31,
	2020	2019
Denominator for basic and diluted net income per Class A common stock and Class B common stock share:
Weighted average number of common shares used in basic income per share (Class A common stock )	5,035,277	4,961,610
Weighted average number of common shares used in basic income per share (Class B common stock )	762,612	762,612
	5,797,889	5,724,222

Weighted average number of common shares used in diluted income per share (Class A common stock )	5,091,277	5,077,610
Weighted average number of common shares used in diluted income per share (Class B common stock )	762,612	762,612
	5,853,889	5,840,222

Basic net income per share:
Class A common stock	$0.23	$0.14
Class B common stock	$0.23	$0.14

Diluted net income per share:
Class A common stock	$0.23	$0.13
Class B common stock	$0.23	$0.14

11 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan”) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2020 and 2019, employer matching contributions were approximately $34,000 and $28,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 487,159 shares in our Class A common stock as of December 31, 2020 and 2019. The Plan does not offer new issues of our common stock as an investment option.

12 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $1,972,000 and $780,000 as of December 31, 2020 and December 31, 2019, respectively.

13 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2020	2019	2020	2019
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$5,955,000	$5,809,000	$2,306,000	$2,411,000
South Korea	460,000	650,000	-	-
China	135,000	228,000	747,000	789,000
Taiwan	11,000	45,000	164,000	186,000
Other foreign countries	135,000	51,000	-	-
Total	$6,696,000	$6,783,000	$3,217,000	$3,386,000

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION.     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2021 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

23.1*	Consent of Independent Registered Public Accounting Firm – Ramirez Jimenez International CPAs
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
32**	Principal Executive and Principal Financial Officers - Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Taitron Components Incorporated under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+	Each a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY.         None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2021	By:	/s/ Stewart Wang
Stewart Wang Chief Executive Officer

Dated: March 31, 2021	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2021
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2021
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2021
Richard Chiang

/s/ Craig Miller	Director	March 31, 2021
Craig Miller

/s/ Chi-Lin Chung	Director	March 31, 2021
Chi-Lin Chung

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2021
David Vanderhorst	(Principal Financial and Accounting Officer)