Form 10-Q
period 2021-03-31
TAITRON COMPONENTS INC
filed 2021-05-17
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on April 30, 2021
Class A	5,062,235
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,030,000	$6,652,000
Accounts receivable, less allowances of $7,000	911,000	639,000
Inventories, less reserves for obsolescence of $4,769,000, and $4,759,000, respectively (Note 2)	3,341,000	3,518,000
Prepaid expenses and other current assets	129,000	46,000
Total current assets	11,411,000	10,855,000
Property and equipment, net	3,177,000	3,217,000
Other assets (Note 3)	190,000	189,000
Total assets	$14,778,000	$14,261,000

Liabilities and Equity
Current liabilities:
Accounts payable	$814,000	$410,000
Accrued liabilities	460,000	446,000
Total current liabilities	1,274,000	856,000
Long-term debt (Note 4)	163,000	163,000
Total liabilities	1,437,000	1,019,000

Commitments and contingencies (Note 6)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,062,235 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,079,000	11,071,000
Accumulated other comprehensive income	(79,000)	(66,000)
Retained earnings	2,335,000	2,231,000
Total equity	13,341,000	13,242,000
Total liabilities and equity	$14,778,000	$14,261,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Net product revenue	$1,964,000	$1,472,000
Cost of products sold	1,103,000	801,000
Gross profit	861,000	671,000

Selling, general and administrative expenses	540,000	598,000
Operating income	321,000	73,000

Interest income, net	3,000	11,000
Other income, net	14,000	7,000
Income before income taxes	338,000	91,000

Income tax provision	(1,000)	(1,000)
Net income	$337,000	$90,000

Net income per share: Basic	$0.06	$0.02
Diluted	$0.06	$0.02

Weighted average common shares outstanding: Basic	5,824,847	5,797,847
Diluted	5,914,847	5,877,847

Cash dividends declared per common share	$0.040	$0.035

Net income	$337,000	$90,000
Other comprehensive income:
Foreign currency translation adjustment	(13,000)	-
Comprehensive income	$324,000	$90,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2021
Balance at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$-	$13,242,000
Consolidated net income	-	-	-	-	-	-	337,000	-	337,000
Other comprehensive loss	-	-	-	-	-	(13,000)	-	-	(13,000)
Amortization of stock based compensation	-	-	-	-	8,000	-	-	-	8,000
Cash dividends	-	-	-	-	-	-	(233,000)	-	(233,000)
Balance at March 31, 2021	5,062,235	$5,000	762,612	$1,000	$11,079,000	$(79,000)	$2,335,000	$-	$13,341,000

Three months ending March 31, 2020
Balance at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	90,000	-	90,000
Exercise stock options	45,000	-	-	-	54,000	-	-	-	54,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(201,000)	-	(201,000)
Balance at March 31, 2020	5,035,235	$5,000	762,612	$1,000	$11,019,000	$38,000	$1,601,000	$100,000	$12,764,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$337,000	$90,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,000	40,000
Provision for sales returns and doubtful accounts	-	4,000
Stock based compensation	8,000	6,000
Changes in assets and liabilities:
Accounts receivable	(272,000)	(2,000)
Inventories	177,000	177,000
Prepaid expenses and other current assets	(83,000)	(63,000)
Accounts payable	404,000	220,000
Accrued liabilities	14,000	(74,000)
All other operating activities	(1,000)	-
Total adjustments	288,000	308,000
Net cash provided by operating activities	625,000	398,000

Investing activities:
Acquisition of property and equipment	(1,000)	-
Net cash used for investing activities	(1,000)	-

Financing activities:
Dividend payments	(233,000)	(201,000)
Proceeds from stock options exercised	-	54,000
Net cash used for financing activities	(233,000)	(147,000)

Impact of exchange rates on cash	(13,000)	-

Net increase in cash and cash equivalents	378,000	251,000
Cash and cash equivalents, beginning of period	6,652,000	5,313,000
Cash and cash equivalents, end of period	$7,030,000	$5,564,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$-	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Unaudited)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Business

We are primarily a supplier of original designed and manufactured (“ODM”) electronic components (“ODM Components”) with our product offerings ranging from discrete semiconductors through small electronic devices. Our products include value-added engineering and turn-key solutions, focusing on providing contract electronic manufacturers (“CEMs”) and original equipment manufacturers (“OEMs”) with ODM products for their multi-year turn-key projects (“ODM Projects”). We also distribute brand name electronic components with a vast inventory available on hand. We are incorporated in California and were originally formed in 1989. We maintain divisions in Taiwan and China which were established in 1996 and 2005, respectively.

Basis of Presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair presentation of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.

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

New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 was effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. The adoption of this guidance has not had a material effect on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update was effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of March 31, 2021 and December 31, 2020.

Nature of products

We are primarily a supplier of original designed and manufactured (“ODM”) products that include value-added engineering and turn-key solutions. The following is a description of major products lines from which we generate our revenue:

ODM Projects - Our custom made small devices for original equipment manufacturers (“OEMs”) and contract electronic manufacturers (CEMs) in their multi-year turn-key projects and marketed in specific industries such as: wild animal feeders, timers for DC motors, public street light controllers, and battery chargers.

ODM Components - Our private labeled electronic components.

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended March 31,
	2021	2020
Primary geographical markets:
United States	$1,808,000	$1,320,000
Asia	152,000	146,000
Other	4,000	6,000
	1,964,000	1,472,000
Major product lines:
ODM projects	$1,382,000	$789,000
ODM components	558,000	638,000
Distribution components	24,000	45,000
	1,964,000	1,472,000
Timing of revenue recognition:
Products transferred at a point in time	$1,964,000	$1,472,000

Index

2 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,341,000 and $3,518,000 at March 31, 2021 and December 31, 2020, respectively, which is presented net of valuation allowances of $4,769,000 and $4,759,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

3 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2020	$186,000	$3,000	$189,000
Other changes	-	1,000	1,000
Balance at March 31, 2021	$186,000	$4,000	$190,000

Our $186,000 investment in securities as of March 31, 2021 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

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

Index

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	295,500	$1.92	5.4	$359,000
Exercised	-
Outstanding at March 31, 2021	295,500	$1.91	5.1	$629,000
Exercisable at March 31, 2021	156,000	$1.72	4.6	$367,000

At March 31, 2021, the range of individual outstanding weighted average exercise prices was $1.02 to $2.55 and the unamortized compensation expense was approximately $27,000. Stock based compensation recorded in the three months ended March 31, 2021 was $8,000 and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $2,100,000 as of March 31, 2021.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1 of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2020.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and other reports we file with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update forward-looking statements.

References to “Taitron,” the “Company,” “we,” “our” and “us” refer to Taitron Components Incorporated and its wholly owned and majority-owned subsidiaries or divisions, unless the context otherwise requires.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three months ended March 31, 2021 and 2020 were $0 and $3,000. The allowance for sales returns and doubtful accounts at March 31, 2021 and December 31, 2020 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,341,000 and $3,518,000 at March 31, 2021 and December 31, 2020, respectively, which is presented net of valuation allowances of $4,769,000 and $4,759,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our March 31, 2021, condensed consolidated financial statements representing approximately 29.3% of current assets and 22.6% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

Significant Risks and Uncertainties

See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report regarding the impacts of the COVID-19 outbreak.

First quarter of 2021 versus 2020.

Net sales in the first quarter of 2021 totaled $1,964,000 versus $1,472,000 in the comparable period for 2020, an increase of $492,000 or 33.4% over the same period last year. The increase was primarily driven by an increase of ODM project sales volume.

Gross profit for the first quarter of 2021 was $861,000 versus $671,000 in the comparable period for 2020, and gross margin percentage of net sales was 43.8% in the first quarter of 2021 versus 45.6% in the comparable period for 2020. The approximately 1.8% gross margin percentage decrease was driven by higher freight and tariff costs.

Selling, general and administrative expenses in the first quarter of 2021 totaled $540,000 versus $598,000 in the comparable period for 2020. The $58,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net of other expense, in the first quarter of 2021 was $14,000 versus $7,000 in the comparable period for 2020. Other income was primarily from rental income of excess office space at our headquarters in Valencia, California and our Shanghai, China office.

Income tax provision was $1,000 for the both the first quarter of 2021 and 2020, as we do not expect significant taxable income for the year ending December 31, 2021.

Net income was $337,000 for the first quarter of 2021 versus $90,000 in the comparable period for 2020, an increase of $247,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $625,000 as opposed to $398,000 in the three months ended March 31, 2021 and 2020, respectively. The increase of $227,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from inventory, accounts payable and higher income compared to the prior period.

Cash flows used for investing activities were $1,000 and $0 for the three months ended March 31, 2021 and 2020, respectively.

Cash flows used for financing activities were $233,000 and $147,000 for the three months ended March 31, 2021 and 2020, respectively. The increase of $86,000 compared with the prior period was primarily due increased cash dividend payments of $32,000. The increase to our cash dividends was based upon our October 30, 2020 announcement that our quarterly cash dividends increased by 14.3% from $0.035 per share to $0.04 per share.

Index

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

Inventory is included and classified as a current asset. As of March 31, 2021, inventory represented approximately 29.3% of current assets and 22.6% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of May 17, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, impacted the operations of our business partners and negatively impacted our operations and financial results.

The COVID-19 outbreak has negatively impacted the global economy, disrupted global supply chains, constrained workforce participation due to travel restrictions and quarantine orders, disrupted logistics and distribution systems, and created significant volatility and disruption of financial markets. As a result, this pandemic has negatively impacted our operations and those of our customers and suppliers, and heightened the risks of customer bankruptcies, customer delayed payments, restrictions on access to financial markets and other risk factors described in our Annual Report. While we have not yet experienced any material disruption to our supply chain and our headquarters and main distribution warehouse remains operational under business continuity plans, we have experienced increased logistics costs, at times lower product demand, longer lead times, and shipping delays. To mitigate the impact of COVID-19, we have implemented business continuity plans, with a focus on employee safety and mitigation of business disruptions. As the scope and duration of the COVID-19 outbreak is unknown and the extent of its economic impact continues to evolve globally, there is significant uncertainty related to the ultimate impact that it will have on our business, our employees, results of operations and financial condition.

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

Date: May 17, 2021

/s/ Stewart Wang

Stewart Wang,

Chief Executive Officer and President

(Principal Executive Officer)

/s/ David Vanderhorst

David Vanderhorst

Chief Financial Officer and Secretary

(Principal Financial Officer)