Form 10-Q
period 2021-09-30
TAITRON COMPONENTS INC
filed 2021-11-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on October 31, 2021
Class A	5,103,568
Class B	762,612

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,966,000	$6,652,000
Accounts receivable, less allowances of $7,000	985,000	639,000
Short-term investments (Note 2)	1,423,000	-
Inventories, less reserves for obsolescence of $4,848,000, and $4,759,000, respectively (Note 3)	3,948,000	3,518,000
Prepaid expenses and other current assets	139,000	46,000
Total current assets	12,461,000	10,855,000
Property and equipment, net	3,102,000	3,217,000
Other assets (Note 4)	190,000	189,000
Total assets	$15,753,000	$14,261,000

Liabilities and Equity
Current liabilities:
Accounts payable	$1,059,000	$410,000
Accrued liabilities	494,000	446,000
Total current liabilities	1,553,000	856,000
Long-term debt (Note 5)	-	163,000
Total liabilities	1,553,000	1,019,000

Commitments and contingencies (Note 7)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,103,568 and 5,062,235 issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,150,000	11,071,000
Accumulated other comprehensive income	(91,000)	(66,000)
Retained earnings	3,135,000	2,231,000
Total equity	14,200,000	13,242,000
Total liabilities and equity	$15,753,000	$14,261,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$2,485,000	$1,991,000	$6,374,000	$4,766,000
Cost of products sold	1,307,000	1,024,000	3,405,000	2,509,000
Gross profit	1,178,000	967,000	2,969,000	2,257,000

Selling, general and administrative expenses	467,000	542,000	1,527,000	1,659,000
Operating income	711,000	425,000	1,442,000	598,000

Interest income, net	6,000	7,000	15,000	28,000
Other (expense)income, net	(38,000)	12,000	151,000	29,000
Income before income taxes	679,000	444,000	1,608,000	655,000

Income tax provision	(1,000)	(1,000)	(3,000)	(3,000)
Net income	$678,000	$443,000	$1,605,000	$652,000

Net income per share: Basic	$0.12	$0.08	$0.27	$0.11
Diluted	$0.11	$0.08	$0.27	$0.11

Weighted average common shares outstanding: Basic	5,861,180	5,802,847	5,838,699	5,787,014
Diluted	5,931,180	5,845,847	5,918,699	5,840,014

Cash dividends declared per common share	$0.040	$0.035	$0.120	$0.105

Net income	$678,000	$443,000	$1,605,000	$652,000
Other comprehensive income:
Foreign currency translation adjustment	(9,000)	-	(25,000)	(5,000)
Comprehensive income	$669,000	$443,000	$1,580,000	$647,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Interest in Sub	Equity

Three months ending March 31, 2021, June 30, 2021 and September 30, 2021 (unaudited)
Balance at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$-	$13,242,000
Consolidated net income	-	-	-	-	-	-	337,000	-	337,000
Other comprehensive loss	-	-	-	-	-	(13,000)	-	-	(13,000)
Amortization of stock based compensation	-	-	-	-	8,000	-	-	-	8,000
Cash dividends	-	-	-	-	-	-	(233,000)	-	(233,000)
Balance at March 31, 2021	5,062,235	$5,000	762,612	$1,000	$11,079,000	$(79,000)	$2,335,000	$-	$13,341,000
Consolidated net income	-	-	-	-	-	-	590,000	-	590,000
Other comprehensive loss	-	-	-	-	-	(3,000)	-	-	(3,000)
Exercise stock options	31,333	-	-	-	46,000	-	-	-	46,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(233,000)	-	(233,000)
Balance at June 30, 2021	5,093,568	$5,000	762,612	$1,000	$11,131,000	$(82,000)	$2,692,000	$-	$13,747,000
Consolidated net income	-	-	-	-	-	-	678,000	-	678,000
Other comprehensive loss	-	-	-	-	-	(9,000)	-	-	(9,000)
Exercise stock options	10,000	-	-	-	10,000	-	-	-	10,000
Amortization of stock based compensation	-	-	-	-	9,000	-	-	-	9,000
Cash dividends	-	-	-	-	-	-	(235,000)	-	(235,000)
Balance at September 30, 2021	5,103,568	$5,000	762,612	$1,000	$11,150,000	$(91,000)	$3,135,000	$-	$14,200,000

Three months ending March 31, 2020, June 30, 2020 and September 30, 2020 (unaudited)
Balance at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	90,000	-	90,000
Exercise stock options	45,000	-	-	-	54,000	-	-	-	54,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(201,000)	-	(201,000)
Balance at March 31, 2020	5,035,235	$5,000	762,612	$1,000	$11,019,000	$38,000	$1,601,000	$100,000	$12,764,000
Consolidated net income	-	-	-	-	-	-	119,000	-	119,000
Other comprehensive loss	-	-	-	-	-	(5,000)	-	-	(5,000)
Exercise stock options	5,000	-	-	-	5,000	-	-	-	5,000
Amortization of stock based compensation	-	-	-	-	7,000	-	-	-	7,000
Cash dividends	-	-	-	-	-	-	(203,000)	-	(203,000)
Balance at June 30, 2020	5,040,235	$5,000	762,612	$1,000	$11,031,000	$33,000	$1,517,000	$100,000	$12,687,000
Consolidated net income	-	-	-	-	-	-	443,000	-	443,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	-	6,000
Cash dividends	-	-	-	-	-	-	(203,000)	-	(203,000)
Balance at September 30, 2020	5,040,235	$5,000	762,612	$1,000	$11,037,000	$33,000	$1,757,000	$100,000	$12,933,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$1,605,000	$652,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,000	135,000
Provision for sales returns and doubtful accounts	1,000	5,000
Stock based compensation	23,000	19,000
Forgiveness of PPP loan	(163,000)	-
Changes in assets and liabilities:
Accounts receivable	(347,000)	295,000
Inventories	(430,000)	204,000
Prepaid expenses and other current assets	(93,000)	(1,000)
Accounts payable	649,000	39,000
Accrued liabilities	48,000	119,000
All other operating activities	(1,000)	-
Total adjustments	(182,000)	815,000
Net cash provided by operating activities	1,423,000	1,467,000

Investing activities:
Acquisition of property and equipment	(16,000)	(13,000)
Purchase of short-term investments	(1,423,000)	-
Net cash used for investing activities	(1,439,000)	(13,000)

Financing activities:
Proceeds from PPP loan	-	163,000
Dividend payments	(701,000)	(607,000)
Proceeds from stock options exercised	56,000	59,000
Net cash used for financing activities	(645,000)	(385,000)

Impact of exchange rates on cash	(25,000)	(5,000)

Net increase in cash and cash equivalents	(686,000)	1,064,000
Cash and cash equivalents, beginning of period	6,652,000	5,313,000
Cash and cash equivalents, end of period	$5,966,000	$6,377,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$4,000	$3,000
Supplemental disclosures of non-cash financing activities:
On June 4, 2021, PPP loan was forgiven in full by SBA	$163,200	$-

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2021 and December 31, 2020.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Primary geographical markets:
United States	$2,298,000	$1,809,000	$5,700,000	$4,308,000
Asia	182,000	176,000	653,000	442,000
Other	5,000	6,000	21,000	16,000
	2,485,000	1,991,000	6,374,000	4,766,000
Major product lines:
ODM projects	$1,695,000	$1,196,000	$4,069,000	$2,765,000
ODM components	774,000	772,000	2,129,000	1,915,000
Distribution components	16,000	23,000	176,000	86,000
	2,485,000	1,991,000	6,374,000	4,766,000
Timing of revenue recognition:
Products transferred at a point in time	$2,485,000	$1,991,000	$6,374,000	$4,766,000

Index

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,948,000 and $3,518,000 at September 30, 2021 and December 31, 2020, respectively, which is presented net of valuation allowances of $4,848,000 and $4,759,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

4 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2020	$186,000	$3,000	$189,000
Other changes	-	1,000	1,000
Balance at September 30, 2021	$186,000	$4,000	$190,000

Our $186,000 investment in securities as of September 30, 2021 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

5 – LONG-TERM DEBT

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

On June 4, 2021, the SBA approved full loan forgiveness of $163,200 including forgiveness of all interest accrued on the loan.

Index

6 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	295,500	$1.92	5.4	$359,000
Grants	51,000	4.59	8.2	-
Exercised	(41,500)	1.34		-
Outstanding at September 30, 2021	305,000	$2.44	5.0	$453,000
Exercisable at September 30, 2021	130,000	$1.98	4.0	$239,000

At September 30, 2021, the range of individual outstanding weighted average exercise prices was $1.02 to $4.44 and the unamortized compensation expense was approximately $42,000. Stock based compensation recorded in the three and nine months ended September 30, 2021 was $9,000 and $23,000, respectively and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

7 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $3,800,000 as of September 30, 2021.

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

Critical Accounting Policies and Estimates

Use of Estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the three months ended September 30, 2021 and 2020 were $1,000 and $0, respectively and for the nine months ended September 30, 2021 and 2020 were $1,000 and $5,000, respectively. The allowance for sales returns and doubtful accounts at September 30, 2021 and December 31, 2020 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,948,000 and $3,518,000 at September 30, 2021 and December 31, 2020, respectively, which is presented net of valuation allowances of $4,848,000 and $4,759,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2021, condensed consolidated financial statements representing approximately 32% of current assets and 25% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

Third quarter of 2021 versus 2020.

Net sales in the third quarter of 2021 totaled $2,485,000 versus $1,991,000 in the comparable period for 2020, an increase of $494,000 or 24.8% over the same period last year. The increase was primarily driven by an increase of ODM project sales volume.

Gross profit for the third quarter of 2021 was $1,178,000 versus $967,000 in the comparable period for 2020, and gross margin percentage of net sales was 47.4% in the third quarter of 2021 versus 48.6% in the comparable period for 2020.

Selling, general and administrative expenses in the third quarter of 2021 totaled $467,000 versus $542,000 in the comparable period for 2020. The $75,000 decrease was primarily driven by trade commissions and professional fees.

Other income, net of other expense, in the third quarter of 2021 was ($38,000) versus $12,000 in the comparable period for 2020 and primarily derived from changes in our investments and income of excess office space at office in Shanghai, China. The $50,000 decrease was primarily derived from investment losses.

Income tax provision was $1,000 for the third quarter of 2021 and 2020, as we do not expect significant taxable income for the year ending December 31, 2021.

Net income was $678,000 for the third quarter of 2021 versus $443,000 in the comparable period for 2020, an increase of $235,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020.

Net sales in the nine months ended September 30, 2021 was $6,374,000 versus $4,766,000 in the comparable period for 2020, an increase of $1,608,000 or 33.7% over the same period last year. The increase was driven by an increase of ODM project sales volume.

Gross profit for the nine months ended September 30, 2021 was $2,969,000 versus $2,257,000 in the comparable period for 2020, and gross margin percentage of net sales was approximately 46.6% for the nine months ended September 30, 2021 and 47.4% for 2020, respectively.

Selling, general and administrative expenses in the nine months ended September 30, 2021 totaled $1,527,000 versus $1,659,000 in the comparable period for 2020, a decrease of $132,000 over the same period last year. The $132,000 decrease was primarily driven by lower salaries and personnel related costs, trade commissions and professional fees.

Other income, net of other expenses, in the nine months ended September 30, 2021 was $151,000 versus $29,000 in the comparable period for 2020. Other income was primarily from rental income of excess office space at our Shanghai, China office. The $122,000 increase was primarily derived from PPP loan forgiveness of $163,000.

Income tax provision was $3,000 for the nine months ended September 30, 2021 and 2020, as we do not expect significant taxable income for the year ending December 31, 2021.

Index

Net income was $1,605,000 for the nine months ended September 30, 2021 versus $652,000 in the comparable period for 2020, a decrease of $953,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $1,423,000 versus $1,467,000 in the nine months ended September 30, 2021 and 2020, respectively. The decrease of $44,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts receivable, inventories and accounts payable compared to the prior period.

Cash flows used for investing activities were $1,439,000 versus $13,000 provided by for the nine months ended September 30, 2021 and 2020, respectively. The increase of $1,426,000 in cash flows used for investing compared with the prior period resulted from the purchase of short-term investments (see Note 2).

Cash flows used for financing activities were $645,000 and $385,000 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $260,000 compared with the prior period was primarily due to the loan proceeds (see Note 5) and increased cash dividend payments of $94,000. The increase to our cash dividends was based upon our November 1, 2020 announcement that our quarterly cash dividends increased by 14.3% from $0.035 per share to $0.04 per share.

We believe that funds generated from operations, existing cash balances, short-term investments and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. As of September 30, 2021, inventory represented approximately 31.7% of current assets and 25.1% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the additional risk factor set forth below, as of November 15, 2021, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information. None.

Index

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: November 15, 2021	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)