Form 10-K
period 2021-12-31
TAITRON COMPONENTS INC
filed 2022-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $15.4 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2021.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2022
Class A common stock, $.001 par value	5,113,568
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to as “ODM Products”). In 2021 and 2020, we offered approximately 83 and 81, respectively, different ODM Products that are manufactured to specifications developed as a result of our engineering support services. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2021, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $8,434,000 and $6,488,000 in 2021 and 2020, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management and Zowie Technology Corporation (see Part II, Item 8: Note 5 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2021 and 2020, we distributed our products to approximately 200 customers, however our two largest customers combined accounted for approximately 59% (individually by approximately 41% and 18%) of net sales during 2021 and approximately 59% (individually by approximately 45% and 14%) during 2020.

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

Sales and Marketing Channels

As of March 15, 2022, our sales and marketing department consisted of 6 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

As a result of our marketing strategy change to focus primarily on ODM Products and away from our superstore inventory, we expect our remaining components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping.

Suppliers

In connection with our ODM products, we have built strong collaborative relationships with a few selected system integration companies in China. These strategic relationships ensure the quality of the products and services and also provide a warranty on our finished products. Most of the projects involve multiple years of cooperation among components suppliers, overseas partners and the end customers in the US, and therefore, increase business stability and reduce the financial risk of excess inventory.

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

Sales to Asian customers were 9.8% and 8.9% of our total sales in 2021 and 2020, respectively.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations. During 2021, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

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

Employees

As of March 15, 2022, we had 14 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

Grand Shine Electronics and Zowie Technology (see also Item 8 - Note 5 – Other Assets) together accounted for approximately 45.7% and 51.3% of our net purchases for each of the fiscal years 2021 and 2020, respectively. We do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are available from one or more of our other suppliers or are available from various other sources at competitive prices. However, a change in supplier may delay the delivery of our inventory and adversely impact our results of operations.

In 2021, we had two customers accounting for more than 10% of our net sales, for approximately 41% and 18%. In 2020, we had two customers accounting for more than 10% of our net sales, for approximately 45% and 14%. As of December 31, 2021, we had two customers accounting for more than 10% of our trade accounts receivable, net of allowances, of approximately 39% and 37% and as of December 31, 2020 we had two customers of approximately 50% and 25%. In the event our largest customers were to decrease their demand for our products or in the event such customers ceased to purchase products from us, our operations would be materially and adversely impacted.

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

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or potential obsolescence of inventory. Many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. As we continue to shift our primarily focus to our ODM Products and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory, we expect the value of our existing inventory to decline. We had inventory balances in the amount of $5,261,000 and $3,518,000 at December 31, 2021 and 2020, respectively, which is presented net of valuation allowances of $4,892,000 and $4,759,000 at December 31, 2021 and 2020, respectively. Further declines in the value of the company’s inventory could have a material adverse effect on the company's business.

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

Further, the company is also subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and other state and national anti-bribery and anti-money laundering laws in the countries in which it conducts business. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The company engages third parties to provide services. The company can be held liable for the corrupt or other illegal activities of its employees, agents, and contractors, even if it does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, litigation, reputational harm, and other consequences to the company.

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

The company requires cash for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs. At December 31, 2021, the company had cash and cash equivalents of approximately $5.9 million. The company believes that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, the company may need to secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. In the event the company requires additional capital to meet its business needs, there can be no assurance that additional funding will be available when needed or, if available, that it can be obtained on commercially reasonable terms.

The company’s revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may in turn affect its stock price.

The company’s quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors, including:

● General economic conditions affecting spending and the rates of growth or decline in the markets the company services; including changes caused by the outbreak of COVID-19 and variants of the virus, rising inflation, and the outbreak of war in Europe.

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

ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our Class A common stock is listed on the Nasdaq Capital Market (trading symbol: "TAIT").

Number of Shareholders of Record. As of March 15, 2022, there were 14 registered holders of record of our Class A common stock and 1 holder of record of our Class B common stock, which is not traded. We are unable to estimate the total number of shareholders represented by these Class A holders of record, because many of these shares are held by brokers beneficially on behalf of shareholders.

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

During the nine months ended September 30, 2020, we declared and paid quarterly dividends of $.035 per share. For the quarter ended December 31, 2020 and for the nine months ended September 30, 2021, we paid quarterly dividends of $0.04 per share. For the quarter ended December 31, 2021, we declared and paid quarterly dividends of $.045 per share.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	294,067	$2.45	572,267
Equity compensation plans not approved by security holders	-	-	-
Total	294,067	$2.45	572,267

Recent Sales of Unregistered Sales of Equity Securities. None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. None.

ITEM 6. [Reserved].

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

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2021 and 2020 were $1,000 and $5,000, respectively. The allowance for sales returns and allowances and doubtful accounts at December 31, 2021 and 2020 aggregated $7,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $5,261,000 and $3,518,000 at December 31, 2021 and 2020, respectively, which is presented net of valuation allowances of $4,892,000 and $4,759,000 at December 31, 2021 and 2020, respectively. We increased our reserves by $150,000 and $0 during the years ended December 31, 2021 and 2020, respectively, while also applying $17,000 and $1,134,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2021 and 2020, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, due to a period of consistent losses through December 31, 2016 coupled with the current uncertainty with COVID-19 and recent world events, we have fully reserved a $1,915,000 and $2,121,000 allowance against our net deferred tax assets at December 31, 2021 and 2020, respectively.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects. We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory. As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping. In 2021, we recorded a $150,000 increase to our inventory reserves.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2021, consolidated financial statements representing approximately 37.9% of current assets and 30.7% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Net sales were $8,643,000 and $6,696,000 in 2021 and 2020, respectively, representing an increase of $1,947,000 or 29.1%. The increase was primarily in ODM Projects and owing to higher demand. Key customers of our ODM Projects have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales.

Gross profit was $4,121,000 and $3,281,000 in 2021 and 2020, respectively, which represented 48% and 49% of net sales for those periods. During 2021, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we continue to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,029,000 and $2,227,000 in 2021 and 2020, respectively, which represented 23.5% and 33.3% of net sales for those periods. The year-over-year decrease of $198,000 was primarily due to travel expenses decreasing and decreases to professional fees.

Operating income was $2,092,000 and $1,054,000 in 2021 and 2020, respectively, which represented 24.2% and 15.7% of net sales for those periods.

Net interest income, primarily earned from certificates of deposits in banks was $19,000 and $37,000 in 2021 and 2020, respectively.

Income tax provision was $388,000 and $4,000 in 2021 and 2020, respectively.

As result of the foregoing, we recognized net income of $2,010,000 and $1,359,000 in 2021 and 2020, respectively, which represented 23.3% and 20.3% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2021 and 2020 were as follows:

	Twelve Months Ended December 31,
	2021	2020

Operating activities	$1,802,000	$2,052,000
Investing activities	$(1,584,000)	$(17,000)
Financing activities	$(889,000)	$(592,000)

Cash provided by operating activities decreased to $1,802,000 during 2021, as compared to $2,052,000 in the prior year. The $250,000 decrease was primarily due to changes in inventory and accounts receivable and net income.

Cash used for investing activities was $1,584,000 during 2021, as compared to $17,000 in the prior year. The decrease was from purchase of short-term investments (see also Item 8 - Note 1 – Short-term Investments).

Cash used in financing activities was $889,000 during 2021, as compared to $592,000 in the prior year. In 2021, we made dividend payments of $965,000 and received proceeds from the exercise of stock options of $76,000. In 2020, we made dividend payments of $840,000 and received proceeds from the exercise of stock options of $85,000.

We believe that funds generated from operations, existing cash balances and short-term investments and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. As of December 31, 2021, inventory represented approximately 37.9% of current assets and 30.7% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within a one (1) year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Taitron Components Incorporated

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended and the related notes to consolidated financial statements (collectively, the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of reserves for slow-moving or potential obsolescence

As discussed in Note 1 and 2 to the consolidated financial statements, the Company assesses the valuation of its inventories, which principally consists of products held for resale, each reporting period. Slow-moving inventory or inventory with potential obsolescence is written down to its estimated net realizable value if less than cost. Estimates of slow-moving or potential obsolescence include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2021, the Company’s inventories totaled $5,261,000, net of reserves for slow-moving or potential obsolescence of $4,892,000.

We identified the assessment of the value of the reserves for slow-moving or potential obsolescence as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s estimates of anticipated demand and possible alternative uses of its inventory, which are affected by market and economic conditions outside the Company’s control.

The primary procedures we performed to address the critical audit matter included, among other things, the following: 1) evaluation of the completeness, accuracy, and relevance of underlying data used in the estimate of the reserve; 2) development of an independent estimate of the reserve using historical information and compared it to management’s reserve; and 3) comparison of the reserve as of December 31, 2021 to the actual reserve recorded subsequent to the measurement date.

We have served as the Company’s auditor since 2020.

Ramirez Jimenez International CPA's

Irvine, California

March 31, 2022

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,974,000	$6,652,000
Accounts receivable, less allowances of $7,000	900,000	639,000
Short-term investments (Note 2)	1,566,000	-
Inventories, less reserves for obsolescence of $4,892,000, and $4,759,000, respectively (Note 3)	5,261,000	3,518,000
Prepaid expenses and other current assets	173,000	46,000
Total current assets	13,874,000	10,855,000
Property and equipment, net	3,055,000	3,217,000
Other assets (Note 5)	193,000	189,000
Total assets	$17,122,000	$14,261,000

Liabilities and Equity
Current liabilities:
Accounts payable	$1,813,000	$410,000
Accrued liabilities	924,000	446,000
Total current liabilities	2,737,000	856,000
Long-term debt (Note 6)	-	163,000
Total liabilities	2,737,000	1,019,000

Commitments and contingencies (Note 13)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,113,568 and 5,062,235 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,176,000	11,071,000
Accumulated other comprehensive income	(73,000)	(66,000)
Retained earnings	3,276,000	2,231,000
Total shareholders’ equity - Taitron Components Inc.	14,385,000	13,242,000
Noncontrolling interest in subsidiary	-	-
Total equity	14,385,000	13,242,000
Total liabilities and equity	$17,122,000	$14,261,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2021	2020

Net product revenue	$8,643,000	$6,696,000
Cost of products sold	4,522,000	3,415,000
Gross profit	4,121,000	3,281,000

Selling, general and administrative expenses	2,029,000	2,227,000
Operating income	2,092,000	1,054,000

Interest income, net	19,000	37,000
Other income, net	287,000	272,000
Income before income taxes	2,398,000	1,363,000

Income tax provision	(388,000)	(4,000)

Net income	2,010,000	1,359,000
Net income attributable to noncontrolling interests	-	-
Net income attributable to Taitron Components Inc.	$2,010,000	$1,359,000

Net income per share: Basic - Class A	$0.34	$0.23
Basic - Class B	$0.34	$0.23
Diluted - Class A	$0.34	$0.23
Diluted - Class B	$0.34	$0.23

Weighted average shares outstanding: Basic - Class A	5,076,087	5,035,277
Basic - Class B	762,612	762,612
Diluted - Class A	5,157,087	5,091,277
Diluted - Class B	762,612	762,612

Cash dividends declared per common share	$0.165	$0.145

Net income	$2,010,000	$1,359,000
Other comprehensive income:
Foreign currency translation adjustment	(7,000)	(104,000)
Comprehensive income	2,003,000	1,255,000
Comprehensive income(loss) attributable to noncontrolling interests	-	(100,000)
Comprehensive income attributable to Taitron Components Inc.	$2,003,000	$1,355,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

								Total
						Accumulated		Shareholders’
	Common Stock				Additional	Other		Taitron
	Class A		Class B		Paid-in	Comprehensive	Retained	Components	Noncontrolling	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity	Interest in Sub	Equity

Balances at December 31, 2019	4,990,235	$5,000	762,612	$1,000	$10,959,000	$38,000	$1,712,000	$12,715,000	$100,000	$12,815,000
Consolidated net income	-	-	-	-	-	-	1,359,000	1,359,000	(100,000)	$1,259,000
Other comprehensive loss	-	-	-	-	-	(104,000)	-	(104,000)	-	$(104,000)
Exercise stock options	72,000	-	-	-	85,000	-	-	85,000	-	$85,000
Amortization of stock based compensation	-	-	-	-	27,000	-	-	27,000	-	$27,000
Cash dividends	-	-	-	-	-	-	(840,000)	(840,000)	-	$(840,000)
Balances at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$13,242,000	$-	$13,242,000
Consolidated net income	-	-	-	-	-	-	2,010,000	2,010,000	-	$2,010,000
Other comprehensive loss	-	-	-	-	-	(7,000)	-	(7,000)	-	$(7,000)
Exercise stock options	51,333	-	-	-	76,000	-	-	76,000	-	$76,000
Amortization of stock based compensation	-	-	-	-	29,000	-	-	29,000	-	$29,000
Cash dividends	-	-	-	-	-	-	(965,000)	(965,000)	-	$(965,000)
Balances at December 31, 2021	5,113,568	$5,000	762,612	$1,000	$11,176,000	$(73,000)	$3,276,000	$14,385,000	$-	$14,385,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2021	2020

Operating activities:
Net income	$2,010,000	$1,359,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180,000	186,000
Provision for inventory reserves	150,000	-
Reversal of inventory reserves	(17,000)	(1,134,000)
Provision for sales returns and doubtful accounts	1,000	5,000
Stock based compensation	29,000	27,000
Forgiveness of PPP loan	(163,000)	-
Noncontrolling interest	-	(100,000)
Changes in assets and liabilities:
Accounts receivable	(262,000)	378,000
Inventories	(1,876,000)	1,204,000
Prepaid expenses and other current assets	(127,000)	39,000
Accounts payable	1,403,000	(52,000)
Accrued liabilities	478,000	124,000
Other assets and liabilities	(4,000)	16,000
Total adjustments	(208,000)	693,000
Net cash provided by operating activities	1,802,000	2,052,000

Investing activities:
Acquisition of property and equipment	(18,000)	(17,000)
Purchase of short-term investments	(1,566,000)	-
Net cash used for investing activities	(1,584,000)	(17,000)

Financing activities:
Borrowings on notes payable	-	163,000
Dividend payments	(965,000)	(840,000)
Proceeds from stock options exercised	76,000	85,000
Net cash used for financing activities	(889,000)	(592,000)

Impact of exchange rates on cash	(7,000)	(104,000)

Net increase in cash and cash equivalents	(678,000)	1,339,000
Cash and cash equivalents, beginning of period	6,652,000	5,313,000
Cash and cash equivalents, end of period	$5,974,000	$6,652,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$4,000	$3,000

Supplemental disclosure of non-cash information:
On June 4, 2021, PPP loan was forgiven in full by SBA	$163,000	$-

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

Grand Shine Electronics and Zowie Technology (see also Note 5 – Other Assets) together accounted for approximately 45.7% and 51.3% of our net purchases for each of the fiscal years 2021 and 2020, respectively. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had customers accounting for more than 10% of our net sales. In 2021, we had two customers each for approximately 41% and 18%, and in 2020, we had two customers each for approximately 45% and 14%.

We had customers accounting for more than 10% of our trade accounts receivable, net of allowances. As of December 31, 2021, we had two customers each of approximately 39% and 37% and as of December 31, 2020 we had two customers each of approximately 50% and 25%.

Risks and Uncertainties

In 2021 and 2020, the spread of COVID-19 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations and cash flows.

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

Certificates of Deposit

Certificates of deposit are included in cash equivalents and consist of restricted cash invested in bank time deposits. They are valued at amortized cost, which approximates fair value and included as a Level 2 measurement in the following Fair Value Measurements table below.

Short-term Investments

Short-term investments consist of equity securities in publicly-traded companies and are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with both realized and unrealized gains and losses recorded in other income (expense), net on the consolidated statements of operations.

Revenue Recognition

We recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for each of the years ended December 31, 2021 and 2020 amounted to $1,000 and $5,000, respectively.

Business Segments

We operate in one industry, the business of supplying ODM products and electronic components. Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments. See Note 14 to the consolidated financial statements Geographic Information, for additional information.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2021	2020
Primary geographical markets:
United States	$7,731,000	$5,955,000
Asia	880,000	722,000
Other	32,000	19,000
	8,643,000	6,696,000
Major product lines:
ODM projects	$5,462,000	$3,936,000
ODM components	2,972,000	2,552,000
Distribution components	209,000	208,000
	8,643,000	6,696,000
Timing of revenue recognition:
Products transferred at a point in time	$8,643,000	$6,696,000

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

The allowances for sales returns and doubtful accounts at December 31, 2021 and 2020 amounted to $7,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of $4,892,000 and $4,759,000 at December 31, 2021 and 2020, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $150,000 and $0 during the years ended December 31, 2021 and 2020, respectively, while also applying $17,000 and $1,134,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2021 and 2020, respectively (see Note 3 – Inventory).

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities. Advertising, including other promotional costs, are expensed as incurred, and were $4,000 and $3,000 for the years ended December 31, 2021 and 2020, respectively.

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

The following tables presents assets (liabilities) measured at fair value on a recurring basis:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$-	$1,244,000	$-	$1,244,000
Short-term investments	1,566,000	-	-	1,566,000
	$1,566,000	$1,244,000	$-	$2,810,000

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,241,000	$-	$-	$1,241,000
	$1,241,000	$-	$-	$1,241,000

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the income tax accounting, eliminates certain exceptions within ASC Topic 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within this update are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Our adoption of this update beginning the first quarter of fiscal 2021 did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to generally accepted accounting principles (GAAP) and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. Our adoption of the amendments in this update beginning in the first quarter of fiscal 2021 did not have a material impact on our consolidated financial statements.

Management does not believe any other recently issued, but not yet effective accounting pronouncements would have a material effect on our present or future consolidated financial statements.

2 - SHORT-TERM INVESTMENTS

During the year ended December 31, 2021, we recorded net gains of $66,000 within our other income, net on the consolidated statements of operations for short-term investments.

3 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of $4,892,000 and $4,759,000 at December 31, 2021 and 2020, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value and slow-moving inventory, we increased our reserves by $150,000 and $0 for the years ended December 31, 2021 and 2020, respectively, while also applying $17,000 and $1,134,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2021 and 2020, respectively.

4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2021	2020
Land	$1,284,000	$1,284,000
Buildings and improvements	4,867,000	4,867,000
Furniture and equipment	799,000	797,000
Computer software and hardware	593,000	577,000
Total Property and Equipment	7,543,000	7,525,000
Less: Accumulated depreciation and amortization	(4,488,000)	(4,308,000)
Property and Equipment, net	$3,055,000	$3,217,000

Depreciation expense for the years ended December 31, 2021 and 2020 was $180,000 and $186,000, respectively.

5 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2019	$186,000	$19,000	$205,000
Other changes	-	(16,000)	(16,000)
Balance at December 31, 2020	186,000	3,000	189,000
Other changes	-	4,000	4,000
Balance at December 31, 2021	$186,000	$7,000	$193,000

Our $186,000 investment in securities as of December 31, 2021 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers) with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 6% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

6 - LONG-TERM DEBT

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

On June 4, 2021, the SBA approved full loan forgiveness of $163,200 including forgiveness of all interest accrued on the loan. This amount is included as a component of other income on the accompany 2021 consolidated statements of operations and comprehensive income.

7 - RELATED PARTY TRANSACTIONS

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2021 and 2020, we purchased products in the amount of $198,000 and $61,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We also have entered into a distributor agreement with PTC and accordingly, we expect to continue purchasing from PTC in the future.

8 - SHARE BASED COMPENSATION

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

	Year Ended December 31,
	2021	2020
Weighted-average grant date fair value per share	$0.59 - $0.76	$0.17 - $0.19
Risk-free interest rate	1.20%	0.78%
Dividend yield	4.2%	5.8%
Expected term (in years)	10	10
Volatility	29%	25%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	381,500	$1.65	5.6	$429,000
Grants	41,000	2.29	7.5	-
Exercised	(72,000)	1.18	-	-
Forfeited	(55,000)	1.36	-	-
Outstanding at December 31, 2020	295,500	$1.92	5.4	$359,000
Grants	51,100	4.59	7.5	-
Exercised	(51,333)	1.48	-	-
Forfeited	(1,200)	1.38	-	-
Outstanding at December 31, 2021	294,067	$2.45	5.0	$492,000
Exercisable at December 31, 2021	199,900	$1.90	3.9	$425,300

At December 31, 2021, the range of individual weighted average exercise prices was $0.96 to $4.44 and the unamortized compensation expense was approximately $37,000.

9 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 5,113,568 and 5,062,235 issued and outstanding as of December 31, 2021 and 2020, respectively. Each holder of Class A common stock is entitled to one (1) vote for each share held. During 2021 and 2020, we issued 51,333 and 72,000 shares of our Class A common stock, respectively.

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

Dividends – During the nine months ended September 30, 2020, we declared and paid quarterly dividends of $.035 per share. For the quarter ended December 31, 2020 and for the nine months ended September 30, 2021, we paid quarterly dividends of $0.04 per share. For the quarter ended December 31, 2021, we declared and paid quarterly dividends of $.045 per share.

10 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$318,000	$-
State	70,000	4,000
	388,000	4,000
Deferred:
Federal	124,000	310,000
State	88,000	160,000
Decrease in valuation allowance	(212,000)	(470,000)
	-	-

Income tax provision	$388,000	$4,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2021	2020
“Expected” income tax benefit	$503,000	$286,000
State tax expense, net of Federal benefit	55,000	3,000
Decrease in valuation allowance	(212,000)	(470,000)
Other	42,000	185,000
Income tax provision	$388,000	$4,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2021	2020
Deferred tax assets:
Inventory reserves	$1,460,000	$1,420,000
Allowances for bad debts and returns	2,000	2,000
Accrued expenses	22,000	21,000
Asset valuation reserve	539,000	539,000
Net operating loss carry forwards	-	213,000
Other	21,000	72,000
Total deferred tax assets	2,044,000	2,267,000
Valuation allowance	(1,915,000)	(2,121,000)
	129,000	146,000
Deferred tax liabilities:
Deferred state taxes	(129,000)	(146,000)
Total deferred tax liabilities	(129,000)	(146,000)

Net deferred tax assets	$-	$-

As of December 31, 2021, we have $0 in net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

11 - NET INCOME PER SHARE

	Year ended December 31,
	2021	2020
Numerator for basic and diluted net income per Class A common stock and Class B common stock share:
Net income attributable to Taitron Components Inc.	$2,010,000	$1,359,000
Less cash dividends:
Class A common stock	$837,000	$730,000
Class B common stock	$126,000	$111,000
Total undistributed earnings	$1,047,000	$518,000

Class A common stock undistributed earnings - basic and diluted	$910,000	$450,000
Class B common stock undistributed earnings - basic and diluted	$137,000	$68,000
Total undistributed earnings - basic and diluted	$1,047,000	$518,000

Numerator for basic and diluted net income per share:
Class A common stock	$1,747,000	$1,180,000
Class B common stock	$263,000	$179,000
	$2,010,000	$1,359,000

	Year ended December 31,
	2021	2020
Denominator for basic and diluted net income per Class A common stock and Class B common stock share:
Weighted average number of common shares used in basic income per share (Class A common stock )	5,076,087	5,035,277
Weighted average number of common shares used in basic income per share (Class B common stock )	762,612	762,612
	5,838,699	5,797,889

Weighted average number of common shares used in diluted income per share (Class A common stock )	5,157,087	5,091,277
Weighted average number of common shares used in diluted income per share (Class B common stock )	762,612	762,612
	5,919,699	5,853,889

Basic net income per share:
Class A common stock	$0.34	$0.23
Class B common stock	$0.34	$0.23

Diluted net income per share:
Class A common stock	$0.34	$0.23
Class B common stock	$0.34	$0.23

12 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan”) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2021 and 2020, employer matching contributions were approximately $36,000 and $34,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 487,159 shares in our Class A common stock as of December 31, 2021 and 2020. The Plan does not offer new issues of our common stock as an investment option.

13 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $3,723,000 and $1,972,000 as of December 31, 2021 and December 31, 2020, respectively.

14 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2021	2020	2021	2020
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$7,731,000	$5,955,000	$2,203,000	$2,306,000
South Korea	598,000	460,000	-	-
China	249,000	135,000	705,000	747,000
Taiwan	10,000	11,000	147,000	164,000
Other foreign countries	55,000	135,000	-	-
Total	$8,643,000	$6,696,000	$3,055,000	$3,217,000

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders.

On May 27, 2021, the Company held its 2021 Annual Meeting of Shareholders (the “Annual Meeting”), at which 5,824,847 shares of the Company’s common stock (consisting of 5,062,235 shares of Class A Common Stock and 762,612 shares of Class B Common Stock) were outstanding and entitled to vote. Holders of 934,900 shares of Class A Common Stock and holders of 762,612 shares of Class B Common Stock were present in person or by proxy, together representing approximately 68% of the voting power of the shares of the Company’s common stock as of the close of business on April 23, 2021, the record date for the Annual Meeting (the “Record Date”), and constituting a quorum for the transaction of business. Holders of the shares of Class A Common Stock were entitled to one (1) vote per share and holders of the shares of Class B Common Stock were entitled to ten (10) votes per share. Holders of the shares of Class A Common Stock and holders of the shares of Class B Common Stock voted together as a single class on all matters submitted to a vote of shareholders at the Annual Meeting.

At the annual meeting, Tzu Sheng (Johnson) Ku, Stewart Wang, Richard Chiang, Craig Miller and Chi-Lin (Teresa) Chung were elected directors by a plurality of the votes to serve until the 2022 annual meeting or until their respective successors are duly elected and qualified. Also at the annual meeting, the Company’s shareholders voted to approve the compensation of its executives. A summary of the voting results at the Annual Meeting is set forth below:

1.

Proposal to elect the individuals listed below to serve as directors of the Company until the next annual meeting of shareholders or until their respective successors have been duly elected and qualified:

Name of Director Nominee	Total Shares Voting on Matter	For	Withheld
Tzu Sheng (Johnson) Ku	8,561,020	7,986,015	575,005
Stewart Wang	8,561,020	7,986,030	574,990
Richard Chiang	8,561,020	8,398,731	162,289
Craig Miller	8,561,020	8,399,268	161,752
Chi-Lin (Teresa) Chung	8,561,020	8,398,927	162,093

2.	Proposal to approve, through an advisory vote, the compensation of the Company’s executive officers:

Total Shares Voting on Matter	For	Against	Abstain
8,561,020	8,364,592	25,073	171,355

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2022 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will appear in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report:

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
3.1

Amended and Restated Articles of Incorporation. Incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 10, 2020.

3.2	Bylaws. Incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 10, 2020.
10.1+

2018 Omnibus Incentive Plan. Incorporated by reference from Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2018.

21.1*

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

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2022	By: /s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: March 31, 2022	By: /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2022
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2022
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2022
Richard Chiang

/s/ Craig Miller	Director	March 31, 2022
Craig Miller

/s/ Chi-Lin Chung	Director	March 31, 2022
Chi-Lin Chung

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2022
David Vanderhorst	(Principal Financial and Accounting Officer)