Form 10-Q
period 2022-09-30
TAITRON COMPONENTS INC
filed 2022-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on October 31, 2022
Class A	5,233,568
Class B	762,612

TAITRON COMPONENTS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,140,000	$5,974,000
Accounts receivable, less allowances of $7,000	1,174,000	900,000
Short-term investments (Note 2)	2,055,000	1,566,000
Inventories, less reserves for obsolescence of $5,028,000, and $4,892,000, respectively (Note 3)	4,773,000	5,261,000
Deferred income taxes	1,922,000	-
Prepaid expenses and other current assets	242,000	173,000
Total current assets	14,306,000	13,874,000
Property and equipment, net	2,972,000	3,055,000
Other assets (Note 4)	186,000	193,000
Total assets	$17,464,000	$17,122,000

Liabilities and Equity
Current liabilities:
Accounts payable	$687,000	$1,813,000
Accrued liabilities	416,000	924,000
Total current liabilities	1,103,000	2,737,000

Commitments and contingencies (Note 6)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,233,568 and 5,113,568 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,402,000	11,176,000
Accumulated other comprehensive income	(58,000)	(73,000)
Retained earnings	5,011,000	3,276,000
Total equity	16,361,000	14,385,000
Total liabilities and equity	$17,464,000	$17,122,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$2,300,000	$2,485,000	$6,642,000	$6,374,000
Cost of products sold	1,073,000	1,307,000	3,122,000	3,405,000
Gross profit	1,227,000	1,178,000	3,520,000	2,969,000

Selling, general and administrative expenses	536,000	467,000	1,624,000	1,527,000
Operating income	691,000	711,000	1,896,000	1,442,000

Interest income, net	14,000	6,000	22,000	15,000
Other (expense)income, net	(96,000)	(38,000)	(489,000)	151,000
Income before income taxes	609,000	679,000	1,429,000	1,608,000

Income tax (provision)benefit	(125,000)	(1,000)	1,710,000	(3,000)

Net income	$484,000	$678,000	$3,139,000	$1,605,000

Net income per share: Basic	$0.08	$0.12	$0.53	$0.27
Diluted	$0.08	$0.11	$0.53	$0.27

Weighted average shares outstanding: Basic	5,996,180	5,861,180	5,936,180	5,838,699
Diluted	6,026,180	5,931,180	5,972,180	5,918,699

Cash dividends declared per common share	$0.045	$0.040	$0.235	$0.120

Net income	$484,000	$678,000	$3,139,000	$1,605,000
Other comprehensive income:
Foreign currency translation adjustment	20,000	(9,000)	15,000	(25,000)
Comprehensive income	504,000	$669,000	3,154,000	1,580,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity

Three months ending March 31, 2022, June 30, 2022 and September 30, 2022 (unaudited)
Balance at December 31, 2021	5,113,568	$5,000	762,612	$1,000	$11,176,000	$(73,000)	$3,276,000	$14,385,000
Consolidated net income	-	-	-	-	-	-	2,042,000	$2,042,000
Other comprehensive loss	-	-	-	-	-	(17,000)	-	$(17,000)
Amortization of stock based compensation	-	-	-	-	5,000	-	-	$5,000
Cash dividends	-	-	-	-	-	-	(264,000)	$(264,000)
Balance at March 31, 2022	5,113,568	$5,000	762,612	$1,000	$11,181,000	$(90,000)	$5,054,000	$16,151,000
Consolidated net income	-	-	-	-	-	-	613,000	$613,000
Other comprehensive income	-	-	-	-	-	12,000	-	$12,000
Exercise stock options	120,000	-	-	-	208,000	-	-	$208,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	$6,000
Cash dividends	-	-	-	-	-	-	(870,000)	$(870,000)
Balance at June 30, 2022	5,233,568	$5,000	762,612	$1,000	$11,395,000	$(78,000)	$4,797,000	$16,120,000
Consolidated net income	-	-	-	-	-	-	484,000	$484,000
Other comprehensive income	-	-	-	-	-	20,000	-	$20,000
Exercise stock options	-	-	-	-	-	-	-	$-
Amortization of stock based compensation	-	-	-	-	7,000	-	-	$7,000
Cash dividends	-	-	-	-	-	-	(270,000)	$(270,000)
Balance at September 30, 2022	5,233,568	$5,000	762,612	$1,000	$11,402,000	$(58,000)	$5,011,000	$16,361,000

Three months ending March 31, 2021, June 30, 2021 and September 30, 2021 (unaudited):
Balance at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$13,242,000
Consolidated net income	-	-	-	-	-	-	337,000	$337,000
Other comprehensive loss	-	-	-	-	-	(13,000)	-	$(13,000)
Amortization of stock based compensation	-	-	-	-	8,000	-	-	$8,000
Cash dividends	-	-	-	-	-	-	(233,000)	$(233,000)
Balance at March 31, 2021	5,062,235	$5,000	762,612	$1,000	$11,079,000	$(79,000)	$2,335,000	$13,341,000
Consolidated net income	-	-	-	-	-	-	590,000	$590,000
Other comprehensive loss	-	-	-	-	-	(3,000)	-	$(3,000)
Exercise stock options	31,333	-	-	-	46,000	-	-	$46,000
Amortization of stock based compensation	-	-	-	-	6,000	-	-	$6,000
Cash dividends	-	-	-	-	-	-	(233,000)	$(233,000)
Balance at June 30, 2021	5,093,568	$5,000	762,612	$1,000	$11,131,000	$(82,000)	$2,692,000	$13,747,000
Consolidated net income	-	-	-	-	-	-	678,000	$678,000
Other comprehensive loss	-	-	-	-	-	(9,000)	-	$(9,000)
Exercise stock options	10,000	-	-	-	10,000	-	-	$10,000
Amortization of stock based compensation	-	-	-	-	9,000	-	-	$9,000
Cash dividends	-	-	-	-	-	-	(235,000)	$(235,000)
Balance at September 30, 2021	5,103,568	$5,000	762,612	$1,000	$11,150,000	$(91,000)	$3,135,000	$14,200,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2022	2021

Operating activities:
Net income	$3,139,000	$1,605,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,000	131,000
Provision for sales returns and doubtful accounts	-	1,000
Stock based compensation	18,000	23,000
Forgiveness of PPP loan	-	(163,000)
Deferred income taxes	(1,922,000)	-
Loss on short-term investments	511,000	77,000
Changes in assets and liabilities:
Accounts receivable	(274,000)	(347,000)
Inventories	488,000	(430,000)
Prepaid expenses and other current assets	(69,000)	(93,000)
Accounts payable	(1,126,000)	649,000
Accrued liabilities	(508,000)	48,000
Other assets and liabilities	9,000	(1,000)
Total adjustments	(2,792,000)	(105,000)
Net cash provided by operating activities	347,000	1,500,000

Investing activities:
Acquisition of property and equipment	-	(16,000)
Purchase of short-term investments	(1,000,000)	(1,500,000)
Net cash used for investing activities	(1,000,000)	(1,516,000)

Financing activities:
Dividend payments	(1,404,000)	(701,000)
Proceeds from stock options exercised	208,000	56,000
Net cash used for financing activities	(1,196,000)	(645,000)

Impact of exchange rates on cash	15,000	(25,000)

Net decrease in cash and cash equivalents	(1,834,000)	(686,000)
Cash and cash equivalents, beginning of period	5,974,000	6,652,000
Cash and cash equivalents, end of period	$4,140,000	$5,966,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$664,000	$4,000
Supplemental disclosures of non-cash financing activities:
On June 4, 2021, PPP loan was forgiven in full by SBA	$-	$163,200

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2022 and December 31, 2021.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Primary geographical markets:
United States	$2,285,000	$2,298,000	$6,339,000	$5,700,000
Asia	10,000	182,000	281,000	653,000
Other	5,000	5,000	22,000	21,000
	2,300,000	2,485,000	6,642,000	6,374,000
Major product lines:
ODM projects	$1,628,000	$1,695,000	$4,617,000	$4,069,000
ODM components	619,000	774,000	1,905,000	2,129,000
Distribution components	53,000	16,000	120,000	176,000
	2,300,000	2,485,000	6,642,000	6,374,000
Timing of revenue recognition:
Products transferred at a point in time	$2,300,000	$2,485,000	$6,642,000	$6,374,000

Index

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities and fixed income investments, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $4,773,000 and $5,261,000 at September 30, 2022 and December 31, 2021, respectively, which is presented net of valuation allowances of $5,028,000 and $4,892,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

4 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2021	$186,000	$7,000	$193,000
Other changes	-	(7,000)	(7,000)
Balance at September 30, 2022	$186,000	$-	$186,000

Our $186,000 investment in securities as of September 30, 2022 and December 31, 2021 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 7.9% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

Index

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	294,067	$2.45	5.0	$492,000
Grants	60,500	3.54	4.9
Exercised	(120,000)	1.74	-
Forfeited	(10,000)	3.40	-
Outstanding at September 30, 2022	224,567	$3.10	6.1	$207,000
Exercisable at September 30, 2022	79,934	$2.59	4.8	$149,000

At September 30, 2022, the range of individual outstanding weighted average exercise prices was $0.96 to $3.95 and the unamortized compensation expense was approximately $40,000. Stock based compensation recorded in the three and nine months ended September 30, 2022 was $7,000 and $18,000, respectively, and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $740,000 as of September 30, 2022.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three and nine months ended September 30, 2022 and 2021 were $0. The allowance for sales returns and doubtful accounts at September 30, 2022 and December 31, 2021 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $4,773,000 and $5,261,000 at September 30, 2022 and December 31, 2021, respectively, which is presented net of valuation allowances of $5,028,000 and $4,892,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, we have fully reduced by $1,915,000 the entire valuation allowance against our net deferred tax assets at September 30, 2022 primarily as a result of our recent history of net income.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2022, condensed consolidated financial statements representing approximately 33% of current assets and 27% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

Third quarter of 2022 versus 2021.

Net sales in the third quarter of 2022 totaled $2,300,000 versus $2,485,000 in the comparable period for 2021, a decrease of $185,000 or (7.4%) over the same period last year. The decrease was primarily driven by a decrease of ODM project sales volume.

Gross profit for the third quarter of 2022 was $1,227,000 versus $1,178,000 in the comparable period for 2021, and gross margin percentage of net sales was 53.3% in the third quarter of 2022 versus 47.4% in the comparable period for 2021. The approximately 5.9% gross margin percentage increase was driven by selling higher margin products.

Selling, general and administrative expenses in the third quarter of 2022 totaled $536,000 versus $467,000 in the comparable period for 2021.

Other (expense)income, net, in the third quarter of 2022 was ($96,000) versus ($38,000) in the comparable period for 2021. Other expense was primarily short-term investment losses in 2022.

Income tax (provision)benefit was ($125,000) for the third quarter of 2022 versus ($1,000) in the comparable period for 2021.

Net income was $484,000 for the third quarter of 2022 versus $678,000 in the comparable period for 2021, a decrease of ($194,000) resulting from the reasons discussed above.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021.

Net sales in the nine months ended September 30, 2022 was $6,642,000 versus $6,374,000 in the comparable period for 2021, an increase of $268,000 or 4.2% over the same period last year. The increase was driven by an increase of ODM project sales volume.

Gross profit for the nine months ended September 30, 2022 was $3,520,000 versus $2,969,000 in the comparable period for 2021, and gross margin percentage of net sales was approximately 53% for the nine months ended September 30, 2022 and 46.6% for 2021, respectively.

Selling, general and administrative expenses in the nine months ended September 30, 2022 totaled $1,624,000 versus $1,527,000 in the comparable period for 2021, an increase of $97,000 over the same period last year. The $97,000 increase was primarily driven by higher salaries and personnel related costs.

Index

Other (expense)income, net, in the nine months ended September 30, 2022 was ($489,000) versus $151,000 in the comparable period for 2021. Other expense was primarily short-term investment losses compared to other income primarily $163,000 from PPP loan forgiveness in 2021.

Income tax benefit(provision) was $1,710,000 for the nine months ended September 30, 2022 versus ($3,000) in the comparable period for 2021. The increase was due to reducing by $1,915,000 our entire valuation allowance against our deferred tax assets.

Net income was $3,139,000 for the nine months ended September 30, 2022 versus $1,605,000 in the comparable period for 2021, an increase of $1,534,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $347,000 as opposed to $1,500,000 in the nine months ended September 30, 2022 and 2021, respectively. The decrease of ($1,153,000) in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts payable and accrued liabilities and deferred income taxes.

Cash flows used for investing activities were $1,000,000 and $1,516,000 for the nine months ended September 30, 2022 and 2021, respectively. The $516,000 increase was primarily from additional purchases of short-term investments (see Note 2).

Cash flows used for financing activities were $1,196,000 and $645,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase of $551,000 compared with the prior period was due increased cash dividend payments of $703,000. The increase to our cash dividends was based upon our April 29, 2022 announcement of our one-time special cash dividend of $0.10 per share.

We believe that funds generated from operations, existing cash and short-term investment balances and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. As of September 30, 2022, inventory represented approximately 33% of current assets and 27% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of November 14, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2022	By:	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary (Principal Financial Officer)