Form 10-K
period 2022-12-31
TAITRON COMPONENTS INC
filed 2023-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.         ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $12.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2022.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2023
Class A common stock, $.001 par value	5,233,568
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to these as “ODM Products”). In 2022 and 2021, we offered approximately 59 and 83, respectively, different ODM Products that are manufactured to specifications developed as a result of our engineering support services. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2022, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $8,282,000 and $8,434,000 in 2022 and 2021, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management and Zowie Technology Corporation (see Part II, Item 8: Note 5 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2022 and 2021, we distributed our products to approximately 200 customers, however our two largest customers combined accounted for approximately 70% (individually by approximately 46% and 24%) of net sales during 2022 and approximately 59% (individually by approximately 41% and 18%) during 2021.

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

Sales and Marketing Channels

As of March 15, 2023, our sales and marketing department consisted of 6 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

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

Foreign Trade Regulation

A large portion of the products we distribute are manufactured in Asia, including Taiwan, Hong Kong, Japan, China, South Korea, Thailand and the Philippines. The purchase of goods manufactured in foreign countries is subject to a number of risks, including economic disruptions, including the ongoing consequences of the COVID-19 pandemic, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

Sales to Asian customers were 3.6% and 9.8% of our total sales in 2022 and 2021, respectively.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations. During 2022, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

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

Employees

As of March 15, 2023, we had 15 employees, all of whom are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement and we consider our relations with employees to be good.

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

Grand Shine Electronics and Zowie Technology (see also Item 8 - Note 5 – Other Assets) together accounted for approximately 49.1% and 45.7% of our net purchases for each of the fiscal years 2022 and 2021, respectively. We do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are available from one or more of our other suppliers or are available from various other sources at competitive prices. However, a change in supplier may delay the delivery of our inventory and adversely impact our results of operations.

In 2022, we had two customers accounting for more than 10% of our net sales, for approximately 46% and 24%. In 2021, we had two customers accounting for more than 10% of our net sales, for approximately 41% and 18%. As of December 31, 2022, we had one customers accounting for more than 10% of our trade accounts receivable, net of allowances, of approximately 78% and as of December 31, 2021 we had two customers of approximately 39% and 37%. In the event our largest customers were to decrease their demand for our products or in the event such customers ceased to purchase products from us, our operations would be materially and adversely impacted.

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

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or potential obsolescence of inventory. Many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. As we continue to shift our primary focus to our ODM Products and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory, we expect the value of our existing inventory to decline. We had inventory balances in the amount of $3,900,000 and $5,261,000 at December 31, 2022 and 2021, respectively, which is presented net of valuation allowances of $5,069,000 and $4,892,000 at December 31, 2022 and 2021, respectively. Further declines in the value of the company’s inventory could have a material adverse effect on the company's business.

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

The company requires cash for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs. At December 31, 2022, the company had cash and cash equivalents of approximately $5.2 million. The company believes that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, the company may need to secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. In the event the company requires additional capital to meet its business needs, there can be no assurance that additional funding will be available when needed or, if available, that it can be obtained on commercially reasonable terms.

The company’s revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may in turn affect its stock price.

The company’s quarterly revenues and operating results have fluctuated in the past, and are likely to vary in the future due to the various factors, including:

● General economic conditions affecting spending and the rates of growth or decline in the markets the company services; including changes caused by COVID-19 and variants of the virus, rising inflation, and the ongoing war in Europe.

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

ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our Class A common stock is listed on the Nasdaq Capital Market (trading symbol: "TAIT").

Number of Shareholders of Record. As of March 15, 2023, there were 14 registered holders of record of our Class A common stock and 1 holder of record of our Class B common stock, which is not traded. We are unable to estimate the total number of shareholders represented by these Class A holders of record, because many of these shares are held by brokers beneficially on behalf of shareholders.

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

During the nine months ended September 30, 2021, we declared and paid quarterly dividends of $.04 per share. For the quarter ended December 31, 2021 and for the nine months ended September 30, 2022, we paid quarterly dividends of $0.045 per share. For the quarter ended December 31, 2022, we declared and paid quarterly dividends of $.05 per share.

Also, for the quarter ended June 30, 2022 we paid a one-time special dividend of $.10 per share.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	224,567	$3.10	521,767
Equity compensation plans not approved by security holders	-	-	-
Total	224,567	$3.10	521,767

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

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2022 and 2021 were $0 and $1,000, respectively. The allowance for sales returns and allowances and doubtful accounts at December 31, 2022 and 2021 aggregated $7,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for doubtful accounts.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $3,900,000 and $5,261,000 at December 31, 2022 and 2021, respectively, which is presented net of valuation allowances of $5,069,000 and $4,892,000 at December 31, 2022 and 2021, respectively. We increased our reserves by $180,000 and $150,000 during the years ended December 31, 2022 and 2021, respectively, while also applying $3,000 and $17,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2022 and 2021, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

Deferred Taxes – If determined that it is more likely than not that we will not realize all or part of our net deferred tax assets in the future, we record a valuation allowance against the deferred tax assets, which allowance will be charged to income tax expense in the period of such determination. We also consider the scheduled reversal of deferred tax liabilities, tax planning strategies and future taxable income in assessing if deferred tax assets could be realized. We also consider the weight of both positive and negative evidence in determining whether a valuation allowance is needed. However, we have fully reduced by $1,915,000 the entire valuation allowance against our net deferred tax assets during the year ended December 31, 2022 primarily as a result of our recent history of net income. In prior years, due to a period of consistent losses through December 31, 2016 coupled with the current uncertainty with COVID-19 and recent world events, we had fully reserved a $1,915,000 allowance against our net deferred tax assets at December 31, 2021.

Overview

We are primarily focused on supplying ODM products for our OEM customer’s multi-year turn-key projects. We also distribute discrete semiconductors, commodity Integrated Circuits (ICs), optoelectronic devices and passive components to other electronic distributors, CEMs and OEMs, who incorporate them in their products.

Our core strategy has shifted to primarily focus on higher margin ODM Projects that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory. As a result, we expect our components inventory will be more passively marketed and distributed online for clearance through our internet sales portal, however at potentially lower rates due to the pricing pressures normally attributed with online shopping. In 2022, we recorded a $180,000 increase to our inventory reserves.

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2022, consolidated financial statements representing approximately 32.6% of current assets and 22.8% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net sales were $8,423,000 and $8,643,000 in 2022 and 2021, respectively, representing a decrease of $220,000 or 2.5%. The decrease was primarily in ODM Projects and owing to lower demand. Key customers of our ODM Projects have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales. In 2023, we expect sales to decline, due to some of our customers building inventory during the pandemic which has reduced demand.

Gross profit was $4,393,000 and $4,121,000 in 2022 and 2021, respectively, which represented 52.2% and 47.7% of net sales for those periods. During 2022, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we continue to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,158,000 and $2,029,000 in 2022 and 2021, respectively, which represented 25.6% and 23.5% of net sales for those periods. The year-over-year increase of $129,000 was primarily due to personnel costs.

Operating income was $2,235,000 and $2,092,000 in 2022 and 2021, respectively, which represented 26.5% and 24.2% of net sales for those periods.

Net interest income, primarily earned from certificates of deposits in banks was $40,000 and $19,000 in 2022 and 2021, respectively.

Income tax benefit(provision) was $1,382,000 and ($388,000) in 2022 and 2021, respectively. The decrease was primarily due fully reducing by $1,915,000 the entire valuation allowance against our net deferred tax assets.

As result of the foregoing, we recognized net income of $3,208,000 and $2,010,000 in 2022 and 2021, respectively, which represented 38.1% and 23.3% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2022 and 2021 were as follows:

	Twelve Months Ended December 31,
	2022	2021

Operating activities	$1,691,000	$1,741,000
Investing activities	$(968,000)	$(1,523,000)
Financing activities	$(1,495,000)	$(889,000)

Cash provided by operating activities decreased to $1,691,000 during 2022, as compared to $1,741,000 in the prior year. The $50,000 decrease was primarily due to changes in inventory, accounts receivable, deferred income taxes, accounts payable and net income.

Cash used for investing activities was $968,000 during 2022, as compared to $1,523,000 in the prior year. The decrease was from purchase of short-term investments (see also Item 8 - Note 1 – Short-term Investments).

Cash used in financing activities was $1,495,000 during 2022, as compared to $889,000 in the prior year. In 2022, we made dividend payments of $1,703,000 and received proceeds from the exercise of stock options of $208,000. In 2021, we made dividend payments of $965,000 and received proceeds from the exercise of stock options of $76,000.

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

Inventory is included and classified as a current asset. As of December 31, 2022, inventory represented approximately 32.6% of current assets and 22.8% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within a one (1) year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Taitron Components Incorporated

Opinion on the Consolidated Financial Statement

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended and the related notes to consolidated financial statements (collectively, the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of reserves for slow-moving or potential obsolescence

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company assesses the valuation of its inventories, which principally consists of products held for resale, each reporting period. Slow-moving inventory or inventory with potential obsolescence is written down to its estimated net realizable value if less than cost. Estimates of slow-moving or potential obsolescence include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2022, the Company’s inventories totaled $3,900,000, net of reserves for slow-moving or potential obsolescence of $5,069,000.

We identified the assessment of the value of the reserves for slow-moving or potential obsolescence as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s estimates of anticipated demand and possible alternative uses of its inventory, which are affected by market and economic conditions outside the Company’s control.

The primary procedures we performed to address the critical audit matter included, among other things, the following: 1) evaluation of the completeness, accuracy, and relevance of underlying data used in the estimate of the reserve; 2) development of an independent estimate of the reserve using historical information and compared it to management’s reserve; and 3) comparison of the reserve as of December 31, 2022 to the actual reserve recorded subsequent to the measurement date.

We have served as the Company’s auditor since 2020.

Ramirez Jimenez International CPA's

Irvine, California

March 31, 2023

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,217,000	$5,974,000
Accounts receivable, less allowances of $7,000	683,000	900,000
Short-term investments (Note 2)	2,034,000	1,566,000
Inventories, less reserves for obsolescence of $5,069,000, and $4,892,000, respectively (Note 3)	3,900,000	5,261,000
Prepaid expenses and other current assets	148,000	173,000
Total current assets	11,982,000	13,874,000
Property and equipment, net	2,922,000	3,055,000
Deferred taxes	2,047,000	-
Other assets (Note 5)	186,000	193,000
Total assets	$17,137,000	$17,122,000

Liabilities and Equity
Current liabilities:
Accounts payable	$211,000	$1,813,000
Accrued liabilities	790,000	924,000
Total current and total liabilities	1,001,000	2,737,000

Commitments and contingencies (Note 12)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,233,568 and 5,113,568 shares issued and outstanding, respectively	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,407,000	11,176,000
Accumulated other comprehensive income	(58,000)	(73,000)
Retained earnings	4,781,000	3,276,000
Total shareholders’ equity - Taitron Components Inc.	16,136,000	14,385,000
Noncontrolling interest in subsidiary	-	-
Total equity	16,136,000	14,385,000
Total liabilities and equity	$17,137,000	$17,122,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2022	2021

Net product revenue	$8,423,000	$8,643,000
Cost of products sold	4,030,000	4,522,000
Gross profit	4,393,000	4,121,000

Selling, general and administrative expenses	2,158,000	2,029,000
Operating income	2,235,000	2,092,000

Interest income, net	40,000	19,000
Other (expense)income, net	(449,000)	287,000
Income before income taxes	1,826,000	2,398,000

Income tax benefit(provision)	1,382,000	(388,000)

Net income	3,208,000	2,010,000
Net income attributable to noncontrolling interests	-	-
Net income attributable to Taitron Components Inc.	$3,208,000	$2,010,000

Net income per share: Basic - Class A	$0.54	$0.34
Basic - Class B	$0.54	$0.34
Diluted - Class A	$0.53	$0.34
Diluted - Class B	$0.54	$0.34

Weighted average shares outstanding: Basic - Class A	5,233,568	5,076,087
Basic - Class B	762,612	762,612
Diluted - Class A	5,272,568	5,157,087
Diluted - Class B	762,612	762,612

Cash dividends declared per common share	$0.285	$0.165

Net income	$3,208,000	$2,010,000
Other comprehensive income:
Foreign currency translation adjustment	15,000	(7,000)
Comprehensive income	3,223,000	2,003,000
Comprehensive income(loss) attributable to noncontrolling interests	-	-
Comprehensive income attributable to Taitron Components Inc.	$3,223,000	$2,003,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity

Balances at December 31, 2020	5,062,235	$5,000	762,612	$1,000	$11,071,000	$(66,000)	$2,231,000	$13,242,000
Consolidated net income	-	-	-	-	-	-	2,010,000	2,010,000
Other comprehensive loss	-	-	-	-	-	(7,000)	-	(7,000)
Exercise stock options	51,333	-	-	-	76,000	-	-	76,000
Amortization of stock based compensation	-	-	-	-	29,000	-	-	29,000
Cash dividends	-	-	-	-	-	-	(965,000)	(965,000)
Balances at December 31, 2021	5,113,568	$5,000	762,612	$1,000	$11,176,000	$(73,000)	$3,276,000	$14,385,000
Consolidated net income	-	-	-	-	-	-	3,208,000	3,208,000
Other comprehensive loss	-	-	-	-	-	15,000	-	15,000
Exercise stock options	120,000	-	-	-	208,000	-	-	208,000
Amortization of stock based compensation	-	-	-	-	23,000	-	-	23,000
Cash dividends	-	-	-	-	-	-	(1,703,000)	(1,703,000)
Balances at December 31, 2022	5,233,568	$5,000	762,612	$1,000	$11,407,000	$(58,000)	$4,781,000	$16,136,000

See accompanying notes to consolidated financial statements.

TAITRON COMPONENTS INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2022	2021

Operating activities:
Net income	$3,208,000	$2,010,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,000	180,000
Provision for inventory reserves	180,000	150,000
Reversal of inventory reserves	(3,000)	(17,000)
Provision for sales returns and doubtful accounts	-	1,000
Stock based compensation	23,000	29,000
Deferred income taxes	(2,047,000)	-
Forgiveness of PPP loan	-	(163,000)
Changes in values of marketable securities	498,000	(61,000)
Changes in assets and liabilities:
Accounts receivable	217,000	(262,000)
Inventories	1,184,000	(1,876,000)
Prepaid expenses and other current assets	25,000	(127,000)
Accounts payable	(1,602,000)	1,403,000
Accrued liabilities	(134,000)	478,000
Other assets and liabilities	7,000	(4,000)
Total adjustments	(1,517,000)	(269,000)
Net cash provided by operating activities	1,691,000	1,741,000

Investing activities:
Acquisition of property and equipment	(2,000)	(18,000)
Purchase of marketable securities	(1,234,000)	(1,658,000)
Sales of marketable securities	268,000	153,000
Net cash used for investing activities	(968,000)	(1,523,000)

Financing activities:
Dividend payments	(1,703,000)	(965,000)
Proceeds from stock options exercised	208,000	76,000
Net cash used for financing activities	(1,495,000)	(889,000)

Impact of exchange rates on cash	15,000	(7,000)

Net increase in cash and cash equivalents	(757,000)	(678,000)
Cash and cash equivalents, beginning of period	5,974,000	6,652,000
Cash and cash equivalents, end of period	$5,217,000	$5,974,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$706,000	$4,000

Supplemental disclosure of non-cash information:
On June 4, 2021, PPP loan was forgiven in full by SBA	$-	$163,000

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income. Prior period results reflect reclassifications, for comparative purposes, related to the change in the purchase of marketable securities, sales of marketable securities, and changes in values of marketable securities.

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

Grand Shine Electronics and Zowie Technology (see also Note 5 – Other Assets) together accounted for approximately 49.1% and 45.7% of our net purchases for each of the fiscal years 2022 and 2021, respectively. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had customers accounting for more than 10% of our net sales. In 2022, we had two customers each for approximately 46% and 24%, and in 2021, we had two customers each for approximately 41% and 18%.

We had customers accounting for more than 10% of our trade accounts receivable, net of allowances. As of December 31, 2022, we had one customer of approximately 78% and as of December 31, 2021 we had two customers each of approximately 39% and 37%.

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

Revenue Recognition

We recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for each of the years ended December 31, 2022 and 2021 amounted to $0 and $1,000, respectively.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2022	2021
Primary geographical markets:
United States	$8,099,000	$7,731,000
Asia	298,000	880,000
Other	26,000	32,000
	8,423,000	8,643,000
Major product lines:
ODM projects	$5,986,000	$5,462,000
ODM components	2,296,000	2,972,000
Distribution components	141,000	209,000
	8,423,000	8,643,000
Timing of revenue recognition:
Products transferred at a point in time	$8,423,000	$8,643,000

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

The allowances for sales returns and doubtful accounts at December 31, 2022 and 2021 amounted to $7,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of 5,069,000 and $4,892,000 at December 31, 2022 and 2021, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $180,000 and $150,000 during the years ended December 31, 2022 and 2021, respectively, while also applying $3,000 and $17,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2022 and 2021, respectively (see Note 3 – Inventory).

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

Marketing

Marketing costs consist primarily of payroll and related expenses for personnel engaged in marketing, business development, and selling activities. Advertising, including other promotional costs, are expensed as incurred, and were $2,000 and $4,000 for the years ended December 31, 2022 and 2021, respectively.

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

The following tables presents assets (liabilities) measured at fair value on a recurring basis:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Marketable securities	2,034,000	-	-	2,034,000
	$2,034,000	$-	$-	$2,034,000

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$-	$1,244,000	$-	$1,244,000
Marketable securities	1,566,000	-	-	1,566,000
	$1,566,000	$1,244,000	$-	$2,810,000

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

2 - SHORT-TERM INVESTMENTS

During the years ended December 31, 2022 and 2021, respectively, we recorded net (losses)gains of $(497,000) and $66,000 within our other (expense) income, net on the consolidated statements of operations for short-term investments.

3 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of $5,069,000 and $4,892,000 at December 31, 2022 and 2021, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value and slow-moving inventory, we increased our reserves by $180,000 and $150,000 for the years ended December 31, 2022 and 2021, respectively, while also applying $3,000 and $17,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2022 and 2021, respectively.

4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2022	2021
Land	$1,284,000	$1,284,000
Buildings and improvements	4,867,000	4,867,000
Furniture and equipment	797,000	799,000
Computer software and hardware	597,000	593,000
Total Property and Equipment	7,545,000	7,543,000
Less: Accumulated depreciation and amortization	(4,623,000)	(4,488,000)
Property and Equipment, net	$2,922,000	$3,055,000

Depreciation expense for the years ended December 31, 2022 and 2021 was $135,000 and $180,000, respectively.

5 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2020	$186,000	$3,000	$189,000
Other changes	-	4,000	4,000
Balance at December 31, 2021	186,000	7,000	193,000
Other changes	-	(7,000)	(7,000)
Balance at December 31, 2022	$186,000	$-	$186,000

Our $186,000 investment in securities as of December 31, 2022 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers) with our option after 3 (three) years to convert the investment into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 6% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

6 - RELATED PARTY TRANSACTIONS

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2022 and 2021, we purchased products in the amount of $188,000 and $198,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We also have entered into a distributor agreement with PTC and accordingly, we expect to continue purchasing from PTC in the future.

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

	Year Ended December 31,
	2022	2021
Weighted-average grant date fair value per share	$0.11 - $0.38	$0.59 - $0.76
Risk-free interest rate	2.8%	1.2%
Dividend yield	5.3%	4.2%
Expected term (in years)	10	10
Volatility	16%	29%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	295,500	$1.92	5.4	$359,000
Grants	51,100	4.59	7.5	-
Exercised	(51,333)	1.48	-	-
Forfeited	(1,200)	1.38	-	-
Outstanding at December 31, 2021	294,067	$2.45	5.0	$492,000
Grants	60,500	3.54	7.5	-
Exercised	(120,000)	1.74	-	-
Forfeited	(10,000)	3.40	-	-
Outstanding at December 31, 2022	224,567	$3.10	5.8	$148,000
Exercisable at December 31, 2022	120,400	$2.57	4.7	$128,000

At December 31, 2022, the range of individual weighted average exercise prices was $0.98 to $4.44 and the unamortized compensation expense was approximately $35,000.

8 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 5,233,568 and 5,113,568 issued and outstanding as of December 31, 2022 and 2021, respectively. Each holder of Class A common stock is entitled to one (1) vote for each share held. During 2022 and 2021, we issued 120,000 and 51,333 shares of our Class A common stock, respectively.

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

Dividends – During the nine months ended September 30, 2021, we declared and paid quarterly dividends of $.04 per share. For the quarter ended December 31, 2021 and for the nine months ended September 30, 2022, we paid quarterly dividends of $0.045 per share. For the quarter ended December 31, 2022, we declared and paid quarterly dividends of $.05 per share. Also, for the quarter ended June 30, 2022 we paid a one-time special dividend of $.10 per share.

9 - INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$563,000	$318,000
State	96,000	70,000
	659,000	388,000
Deferred:
Federal	(89,000)	124,000
State	(37,000)	88,000
Decrease in valuation allowance	(1,915,000)	(212,000)
	(2,041,000)	-

Income tax (benefit)provision	$(1,382,000)	$388,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2022	2021
“Expected” income tax benefit	$389,000	$503,000
State tax expense, net of Federal benefit	99,000	55,000
Decrease in valuation allowance	(1,915,000)	(212,000)
Other	45,000	42,000
Income tax provision	$(1,382,000)	$388,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2022	2021
Deferred tax assets:
Inventory reserves	$1,513,000	$1,460,000
Allowances for bad debts and returns	2,000	2,000
Accrued expenses	23,000	22,000
Asset valuation reserve	539,000	539,000
Other	107,000	21,000
Total deferred tax assets	2,184,000	2,044,000
Valuation allowance	-	(1,915,000)
	2,184,000	129,000
Deferred tax liabilities:
Deferred state taxes	(137,000)	(129,000)
Total deferred tax liabilities	(137,000)	(129,000)

Net deferred tax assets	$2,047,000	$-

As of December 31, 2022, we have $0 in net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our "major" tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

10 - NET INCOME PER SHARE

	Year ended December 31,
	2022	2021
Numerator for basic and diluted net income per Class A common stock and Class B common stock share:
Net income attributable to Taitron Components Inc.	$3,208,000	$2,010,000
Less cash dividends:
Class A common stock	$1,492,000	$837,000
Class B common stock	$217,000	$126,000
Total undistributed earnings	$1,499,000	$1,047,000

Class A common stock undistributed earnings - basic and diluted	$1,308,000	$910,000
Class B common stock undistributed earnings - basic and diluted	$191,000	$137,000
Total undistributed earnings - basic and diluted	$1,499,000	$1,047,000

Numerator for basic and diluted net income per share:
Class A common stock	$2,800,000	$1,747,000
Class B common stock	$408,000	$263,000
	$3,208,000	$2,010,000

	Year ended December 31,
	2022	2021
Denominator for basic and diluted net income per Class A common stock and Class B common stock share:
Weighted average number of common shares used in basic income per share (Class A common stock )	5,233,568	5,076,087
Weighted average number of common shares used in basic income per share (Class B common stock )	762,612	762,612
	5,996,180	5,838,699

Weighted average number of common shares used in diluted income per share (Class A common stock )	5,272,568	5,157,087
Weighted average number of common shares used in diluted income per share (Class B common stock )	762,612	762,612
	6,035,180	5,919,699

Basic net income per share:
Class A common stock	$0.54	$0.34
Class B common stock	$0.54	$0.34

Diluted net income per share:
Class A common stock	$0.53	$0.34
Class B common stock	$0.54	$0.34

11 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan”) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2022 and 2021, employer matching contributions were approximately $41,000 and $36,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 16,772 and 462,159 shares in our Class A common stock as of December 31, 2022 and 2021, respectively. The Plan does not offer new issues of our common stock as an investment option.

12 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $628,000 and $3,723,000 as of December 31, 2022 and December 31, 2021, respectively.

13 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2022	2021	2022	2021
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$8,099,000	$7,731,000	$2,097,000	$2,203,000
South Korea	209,000	598,000	-	-
China	96,000	249,000	662,000	705,000
Taiwan	8,000	10,000	163,000	147,000
Other foreign countries	11,000	55,000	-	-
Total	$8,423,000	$8,643,000	$2,922,000	$3,055,000

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2022.

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

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2023	By: /s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: March 31, 2023	By: /s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2023
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2023
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2023
Richard Chiang

/s/ Chi-Lin Chung	Director	March 31, 2023
Chi-Lin Chung

/s/ Maria Dubravka Pineda	Director	March 31, 2023
Maria Dubravka Pineda

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2023
David Vanderhorst	(Principal Financial and Accounting Officer)