Form 10-Q
period 2024-06-30
TAITRON COMPONENTS INC
filed 2024-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on July 31, 2024
Class A	5,258,568
Class B	762,612

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,005,000	$6,205,000
Accounts receivable, less allowances of $7,000	419,000	92,000
Short-term investments (Note 2)	4,730,000	3,630,000
Inventories, less reserves for obsolescence of $5,146,000, and $5,141,000, respectively (Note 3)	2,405,000	2,597,000
Prepaid expenses and other current assets	164,000	283,000
Total current assets	12,723,000	12,807,000
Property and equipment, net	3,122,000	2,970,000
Deferred taxes	2,045,000	2,043,000
Other assets (Note 4)	186,000	186,000
Total assets	$18,076,000	$18,006,000

Liabilities and Equity
Current liabilities:
Accounts payable	$188,000	$194,000
Accrued liabilities	710,000	969,000
Total current liabilities	898,000	1,163,000

Commitments and contingencies (Note 6)

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,258,568 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,481,000	11,474,000
Accumulated other comprehensive loss	(89,000)	(61,000)
Retained earnings	5,780,000	5,424,000
Total equity	17,178,000	16,843,000
Total liabilities and equity	$18,076,000	$18,006,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net product revenue	$1,224,000	$1,490,000	$2,187,000	$3,576,000
Cost of products sold	562,000	644,000	1,029,000	1,577,000
Gross profit	662,000	846,000	1,158,000	1,999,000

Selling, general and administrative expenses	583,000	583,000	1,153,000	1,173,000
Operating income	79,000	263,000	5,000	826,000

Interest income, net	77,000	48,000	155,000	67,000
Other income, net	257,000	260,000	813,000	481,000
Income before income taxes	413,000	571,000	973,000	1,374,000

Income tax provision	(7,000)	(40,000)	(15,000)	(81,000)

Net income	$406,000	$531,000	$958,000	$1,293,000

Net income per share: Basic	$0.07	$0.09	$0.16	$0.22
Diluted	$0.07	$0.09	$0.16	$0.21

Weighted average shares outstanding: Basic	6,021,180	5,996,180	6,021,180	5,996,180
Diluted	6,022,180	6,033,180	6,017,180	6,033,180

Cash dividends declared per common share	$0.050	$0.050	$0.100	$0.100

Net income	$406,000	$531,000	$958,000	$1,293,000
Other comprehensive income:
Foreign currency translation adjustment	(36,000)	(1,000)	(28,000)	(2,000)
Comprehensive income	370,000	530,000	930,000	1,291,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity

Three months ending March 31, 2024 and June 30, 2024 (unaudited)
Balance at December 31, 2023	5,258,568	$5,000	762,612	$1,000	$11,474,000	$(61,000)	$5,424,000	$16,843,000
Consolidated net income	-	-	-	-	-	-	552,000	$552,000
Other comprehensive income	-	-	-	-	-	8,000	-	$8,000
Amortization of stock based compensation	-	-	-	-	4,000	-	-	$4,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,478,000	$(53,000)	$5,675,000	$17,106,000
Consolidated net income	-	-	-	-	-	-	406,000	$406,000
Other comprehensive loss	-	-	-	-	-	(36,000)	-	$(36,000)
Amortization of stock based compensation	-	-	-	-	3,000	-	-	$3,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at June 30, 2024	5,258,568	$5,000	762,612	$1,000	$11,481,000	$(89,000)	$5,780,000	$17,178,000

Three months ending March 31, 2023 and June 30, 2023 (unaudited)
Balance at December 31, 2022	5,233,568	$5,000	762,612	$1,000	$11,407,000	$(58,000)	$4,781,000	$16,136,000
Consolidated net income	-	-	-	-	-	-	762,000	$762,000
Other comprehensive loss	-	-	-	-	-	(1,000)	-	$(1,000)
Amortization of stock based compensation	-	-	-	-	2,000	-	-	$2,000
Cash dividends	-	-	-	-	-	-	(300,000)	$(300,000)
Balance at March 31, 2023	5,233,568	$5,000	762,612	$1,000	$11,409,000	$(59,000)	$5,243,000	$16,599,000
Consolidated net income	-	-	-	-	-	-	531,000	$531,000
Other comprehensive loss	-	-	-	-	-	(1,000)	-	$(1,000)
Amortization of stock based compensation	-	-	-	-	4,000	-	-	$4,000
Cash dividends	-	-	-	-	-	-	(300,000)	$(300,000)
Balance at June 30, 2023	5,233,568	$5,000	762,612	$1,000	$11,413,000	$(60,000)	$5,474,000	$16,833,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2024	2023
	(Unaudited)	(Unaudited)
Operating activities:
Net income	$958,000	$1,293,000
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	76,000	76,000
Stock based compensation	7,000	6,000
Deferred income taxes	(2,000)	(5,000)
Changes in values of marketable securities	(1,100,000)	(538,000)
Changes in assets and liabilities:
Accounts receivable	(327,000)	(275,000)
Inventories	192,000	596,000
Prepaid expenses and other current assets	119,000	(201,000)
Accounts payable	(6,000)	285,000
Accrued liabilities	(259,000)	(117,000)
Other assets and liabilities	-	2,000
Total adjustments	(1,300,000)	(171,000)
Net cash (used for) provided by operating activities	(342,000)	1,122,000

Investing activities:
Acquisition of property and equipment	(228,000)	-
Purchase of marketable securities	-	(1,000,000)
Net cash used for investing activities	(228,000)	(1,000,000)

Financing activities:
Dividend payments	(602,000)	(600,000)
Net cash used for financing activities	(602,000)	(600,000)

Impact of exchange rates on cash	(28,000)	(2,000)

Net decrease in cash and cash equivalents	(1,200,000)	(480,000)
Cash and cash equivalents, beginning of period	6,205,000	5,217,000
Cash and cash equivalents, end of period	$5,005,000	$4,737,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net	$203,000	$439,000

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of June 30, 2024 and December 31, 2023.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Primary geographical markets:
United States	$1,120,000	$1,341,000	$2,014,000	$3,376,000
Asia	101,000	146,000	168,000	183,000
Other	3,000	3,000	5,000	17,000
	1,224,000	1,490,000	2,187,000	3,576,000
Major product lines:
ODM projects	$852,000	$749,000	$1,530,000	$2,213,000
ODM components	370,000	727,000	652,000	1,310,000
Distribution components	2,000	14,000	5,000	53,000
	1,224,000	1,490,000	2,187,000	3,576,000
Timing of revenue recognition:
Products transferred at a point in time	$1,224,000	$1,490,000	$2,187,000	$3,576,000

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,405,000 and $2,597,000 at June 30, 2024 and December 31, 2023, respectively, which is presented net of valuation allowances of $5,146,000 and $5,141,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

Index

4 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2023	$186,000	$-	$186,000
Other changes	-	-	-
Balance at June 30, 2024	$186,000	$-	$186,000

Our $186,000 investment in securities as of June 30, 2024 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 6% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	196,600	$3.25	5.5	$112,000
Granted	20,000	$2.69	7.0
Outstanding at June 30, 2024	216,600	$3.20	5.3	$34,000
Exercisable at June 30, 2024	140,900	$2.91	4.5	$34,000

At June 30, 2024, the range of individual outstanding weighted average exercise prices was $2.48 to $4.22 and the unamortized compensation expense was approximately $4,000. Stock based compensation recorded in the three and six months ended June 30, 2024 was $3,000 and $7,000, respectively, and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated approximately $800,000 as of June 30, 2024.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three and six months ended June 30, 2024 and 2023 were $0. The allowance for sales returns and doubtful accounts at June 30, 2024 and December 31, 2023 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,405,000 and $2,597,000 at June 30, 2024 and December 31, 2023, respectively, which is presented net of valuation allowances of $5,146,000 and $5,141,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our June 30, 2024, condensed consolidated financial statements representing approximately 19% of current assets and 13% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

Second quarter of 2024 versus 2023.

Net sales in the second quarter of 2024 totaled $1,224,000 versus $1,490,000 in the comparable period for 2023, a decrease of $266,000 or 17.9% over the same period last year. The decrease was primarily driven by a decrease of ODM components sales volume.

Gross profit for the second quarter of 2024 was $662,000 versus $846,000 in the comparable period for 2023, and gross margin percentage of net sales was 54.1% in the second quarter of 2024 versus 56.8% in the comparable period for 2023. The approximately 2.7% gross margin percentage increase was driven by selling lower margin products.

Selling, general and administrative expenses in the second quarter of 2024 totaled $583,000 versus $583,000 in the comparable period for 2023.

Other income, net, in the second quarter of 2024 was $257,000 versus $260,000 in the comparable period for 2023. Other income was primarily from short-term investments.

Income tax provision was $7,000 for the second quarter of 2024 versus $40,000 in the comparable period for 2023.

Net income was $406,000 for the second quarter of 2024 versus $531,000 in the comparable period for 2023, a decrease of $125,000 resulting from the reasons discussed above.

Index

Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023.

Net sales in the six months ended June 30, 2024 was $2,187,000 versus $3,576,000 in the comparable period for 2023, a decrease of $1,389,000 or 38.8% over the same period last year. The decrease was driven by a decrease of ODM project and ODM components sales volume.

Gross profit for the six months ended June 30, 2024 was $1,158,000 versus $1,999,000 in the comparable period for 2023, and gross margin percentage of net sales was approximately 52.9% for the six months ended June 30, 2023 and 55.9% for 2023, respectively.

Selling, general and administrative expenses in the six months ended June 30, 2024 totaled $1,153,000 versus $1,173,000 in the comparable period for 2023, a decrease of $20,000 over the same period last year. The $20,000 decrease was primarily driven by lower salaries and personnel related costs.

Other income, net, in the six months ended June 30, 2024 was $813,000 versus $481,000 in the comparable period for 2023. Other income was primarily from short-term investments.

Income tax provision was $15,000 for the six months ended June 30, 2024 versus $81,000 in the comparable period for 2023.

Net income was $958,000 for the six months ended June 30, 2024 versus $1,293,000 in the comparable period for 2023, a decrease of $335,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows used in operating activities were ($342,000) as opposed to provided by of $1,122,000 in the six months ended June 30, 2024 and 2023, respectively. The decrease of $1,464,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts payable and inventory.

Cash flows used for investing activities were $228,000 and $1,000,000 for the six months ended June 30, 2024 and 2023, respectively.

Cash flows used for financing activities were $602,000 and $600,000 for the six months ended June 30, 2024 and 2023, respectively.

We believe that funds generated from operations, existing cash balances, short term investments and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, we may secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. Otherwise, we may need to liquidate assets to generate the necessary working capital.

Inventory is included and classified as a current asset. As of June 30, 2024, inventory represented approximately 19% of current assets and 13% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of August 14, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2024	/s/ Stewart Wang Stewart Wang Chief Executive Officer and President (Principal Executive Officer)

/s/ David Vanderhorst David Vanderhorst Chief Financial Officer and Secretary (Principal Financial Officer)