Form 10-K
period 2024-12-31
TAITRON COMPONENTS INC
filed 2025-03-31
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $8.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2025
Class A common stock, $.001 par value	5,258,568
Class B common stock, $.001 par value	762,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

Our Taiwan and China locations provide support for inventory sourcing, purchases and coordinating the manufacture of our ODM Projects and ODM Components (collectively we refer to these as “ODM Products”). In 2024 and 2023, we offered approximately 47 different ODM Products that are manufactured to specifications developed as a result of our engineering support services. Our China location also serves as the engineering center responsible for making component datasheets and test specifications, arranging pre-production and mass production at our manufacturer partners, preparing samples, monitoring the quality of shipments, performing failure analysis reports, and designing circuits with partners for ODM Projects.

We have also developed a reputation for stocking a large selection of electronic component inventories to meet the rapid delivery requirements of our customers. At December 31, 2024, our inventory consisted of approximately 12,000 different products manufactured by more than 100 different suppliers. However, our core strategy has shifted to primarily focus on our ODM Products that require custom products designed for specific applications to OEM customers, and away from actively marketing our superstore strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory.

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

ODM Products Strategy

We offer value-added ODM products to our existing OEM and CEM customers utilizing our engineering design center in Shanghai, China. The sales of our ODM Products were $4,124,000 and $6,049,000 in 2024 and 2023, respectively. Strategic allies such as Teamforce Co. Ltd., Grand Shine Management and Zowie Technology Corporation (see Part II, Item 8: Note 5 – Other Assets) provide us with engineering support services in our ODM projects in order to lower costs and to shorten the design cycle.

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

Customers

We market our ODM products to OEMs and our electronic components inventory to distributors, OEMs and CEMs. During each of 2024 and 2023, we distributed our products to approximately 200 customers, however our 2 largest customers combined accounted for approximately 73% (individually by approximately 68% and 5%) of net sales during 2024 and approximately 66% (individually by approximately 52% and 14%) during 2023.

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

Sales and Marketing Channels

As of March 15, 2025, our sales and marketing department consisted of 6 employees. We have centralized our sales order processing and customer service department into our headquarters at Valencia, California.

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

Sales to Asian customers were 6.2% and 5.2% of our total sales in 2024 and 2023, respectively.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition or results of operations. During 2024, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to pass along a portion of these costs to our customers to mitigate these costs.

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

The company’s lack of long-term sales contracts may have a material adverse effect on its business.

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection, or default on their payments. Generally, customers may cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company’s business.

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

The competitive pressures the company faces, such as pricing and margin reductions, could have a material adverse effect on the company’s business.

The company operates in a highly competitive international environment. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower market sectors, products, or industries. The company also competes for customers with its suppliers. The size of the company’s competitors varies across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company’s competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing and margin pressure and the need for constant attention to improve service and product offerings and increase market share. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to changing customer needs, and quality and depth of product lines and training, as well as service and support provided to the customer. The company also faces competition from companies in the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. The company expects to encounter increased competition from its current and/or new competitors, making it more difficult for the company to retain its market share. There is no guarantee that the company’s response to competition will be successful. The company’s failure to maintain and enhance its competitive position could have a material adverse effect on its business.

A small number of suppliers and customers account for a significant portion of the company’s business.

Grand Shine Electronics and Zowie Technology (see also Item 8 - Note 5 – Other Assets) together accounted for approximately 43.3% and 61.2% of our net purchases for each of the fiscal years 2024 and 2023, respectively. We do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are available from one or more of our other suppliers or are available from various other sources at competitive prices. However, a change in supplier may delay the delivery of our inventory and adversely impact our results of operations.

In 2024, we had one (1) customer accounting for more than 10% of our net sales, for approximately 68%. In 2023, we had three (3) customers accounting for more than 10% of our net sales, for approximately 52%, 14% and 12%. As of December 31, 2024, we had one (1) customer accounting for more than 10% of our trade accounts receivable, net of allowances, of approximately 86% and as of December 31, 2023 we had one (1) customer of approximately 40%. In the event our largest customers were to decrease their demand for our products or in the event such customers ceased to purchase products from us, our operations would be materially and adversely impacted.

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

The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products or components sold by the company. Despite our efforts to revise and update our manufacturing and test processes, we may not be able to control and eliminate manufacturing flaws adequately. These flaws may include undetected software or hardware defects associated with new products, existing products or products that haves been integrated into a system or apparatus with the products of other vendors. If we fail to adequately monitor, develop and implement appropriate test and manufacturing processes we could experience a rate of product failure that results in substantial shipment delays, warranty costs or damage to our reputation. Product flaws may also consume our limited engineering resources and interrupt our development efforts. Significant product failures would increase our costs and result in the loss of future sales and be harmful to our business.

Declines in value of the company’s inventory could materially adversely affect its business.

The market for the company’s products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, evolving customer expectations, oversupply of product, and regulatory requirements, which can contribute to the decline in value or potential obsolescence of inventory. Many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. As we continue to shift our primary focus to our ODM Products and away from actively marketing our “superstore” strategy of maintaining a vast quantity of electronic components to fill customer orders immediately from available stock held in inventory, we expect the value of our existing inventory to decline. We had inventory balances in the amount of $2,949,000 and $2,597,000 at December 31, 2024 and 2023, respectively, which is presented net of valuation allowances of $5,152,000 and $5,141,000 at December 31, 2024 and 2023, respectively. Further declines in the value of the company’s inventory could have a material adverse effect on the company’s business.

Tariffs may result in increased prices and could adversely affect the company’s business and results of operations.

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

The company is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations (“EAR”), U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”). Products the company sells which are either manufactured in the United States or based on U.S. technology (“U.S. Products”) are subject to the EAR when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Licenses or proper license exemptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, and other countries in which the company operates. Non-compliance with the EAR, OFAC regulations, or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company’s business.

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

A number of jurisdictions in which the company’s products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company’s products and impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off. Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing regulations are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities, which could be material.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs. At December 31, 2024, the company had cash and cash equivalents of approximately $4.2 million. The company believes that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future. If these funds are not sufficient, the company may need to secure new sources of asset-based lending on accounts receivables or issue debt or equity securities. In the event the company requires additional capital to meet its business needs, there can be no assurance that additional funding will be available when needed or, if available, that it can be obtained on commercially reasonable terms.

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

An effective internal control environment is necessary for the company to produce reliable financial reports, safeguard assets, and is an important part of its effort to prevent financial fraud. The company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company’s independent registered public accounting firm discovers material weaknesses in the company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company’s business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NASDAQ. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s financial statements, which could cause the market price of its common stock to decline or limit the company’s access to capital.

The company’s success depends upon its key executives.

Any failure to attract and retain necessary talent may materially and adversely affect the company’s business, prospects, financial condition, and results of operations. The company’s success depends, to a significant extent, on the capability, expertise, and continued services of its senior management team. The company relies on the expertise and experience of certain key executives in developing business strategies, business operations, and maintaining relationships with customers and suppliers. If the company were to lose any of its key executives, it may not be able to find a suitable replacement with comparable knowledge and experience. The company may also need to offer better remuneration and other benefits to attract and retain key executives and therefore cannot be assured that costs and expenses will not increase significantly as a result of increased talent acquisition and retention cost.

Cyber security and privacy breaches may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

The company’s information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to the company’s operations and/or loss or disclosure of, or damage to, the company’s or any of its customer’s or supplier’s data, confidential information, or reputation. The company’s information technology systems security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers, or suppliers to disclose sensitive information in order to gain access to the company’s data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to the company’s reputation, loss of competitive advantage, and a loss of confidence in the security of the company’s information technology systems that could potentially have an impact on the company’s business. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage the company’s information technology systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive measures. Further, third parties, such as hosted solution providers, that provide services for the company’s operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The company makes investments seeking to address risks and vulnerabilities, including ongoing monitoring, updating networks and systems, and personnel awareness training of potential cybersecurity threats to help ensure employees remain diligent in identifying potential risks. In addition, the company has deployed monitoring capabilities to support early detection, internal and external escalation, and effective responses to potential anomalies. As part of the company’s review of potential risks, the company analyzes emerging cyber security threats as well as the company’s plan and strategies to address them. Although the company has developed systems and processes that are designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the company incurring costs related to, for example, rebuilding internal systems, defending against litigation, including litigation brought by governmental authorities, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps. Also, global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The company’s failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against the company by governmental entities or others and other fines or penalties that could have a material adverse effect on the company’s business.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company’s business.

The company’s current global operations reside on multiple technology platforms. The size and complexity of the company’s computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. To date, the company has not experienced any identifiable significant issues. Failure to properly or adequately address any unaccounted for or unforeseen issues could impact the company’s ability to perform necessary business operations, which could materially adversely affect the company’s business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company’s ability to use certain technologies in the future.

Certain of the company’s products and services include intellectual property owned primarily by the company’s third party suppliers and, to a lesser extent, the company itself. Substantial litigation and threats of litigation regarding intellectual property rights exist in the business in which the company operates. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company’s business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself or when it combines multiple technologies of its suppliers for which it may have limited or no indemnification protections. In any dispute involving products or services that incorporate intellectual property from multiple sources or is developed, licensed by the company, or obtained through acquisition, the company’s customers could also become the targets of litigation. The company may be obligated in certain instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party’s intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could result in substantial cost to the company; divert management’s attention and resources, be time consuming to defend, result in substantial damages or awards or cause product shipment delays.

Additionally, if an infringement claim is successful, the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company’s operating expenses and harm the company’s operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company’s ability to compete effectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. Not applicable.

ITEM 1C. CYBERSECURITY.

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to,

●	risk assessments designed to help identify material risks from cybersecurity threats to our critical systems, information, services, and our broader enterprise IT environment;
●	individuals, including employees and external third-party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents; and
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Members of our management team have prior work experience in supervising and implementing cybersecurity risk mitigation efforts. Our internal cybersecurity personnel and retained external cybersecurity consultants also have a breadth of expertise across core cybersecurity disciplines including governance, risk, compliance, and security architecture.

Our management team takes steps to stay informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Our Board considers cybersecurity risk as part of its risk oversight function and receives regular updates from the management team on our cybersecurity risks and in addition, management updates the Board where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

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

ITEM 4. MINE SAFETY DISCLOSURES. Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. Our Class A common stock is listed on the Nasdaq Capital Market (trading symbol: “TAIT”).

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

For the years ended December 31, 2023 and 2024 we paid quarterly dividends of $0.05 per share.

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	201,567	$3.22	522,767
Equity compensation plans not approved by security holders	-	-	-
Total	201,567	$3.22	522,767

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

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, credit losses, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Revenue Recognition – Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for the years ended December 31, 2024 and 2023 were $0. The allowance for sales returns and allowances and credit losses at December 31, 2024 and 2023 aggregated $7,000. We review the actual sales returns and bad debts for our customers and establish an estimate of future returns and an allowance for credit losses.

Inventory - Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,949,000 and $2,597,000 at December 31, 2024 and 2023, respectively, which is presented net of valuation allowances of $5,152,000 and $5,141,000 at December 31, 2024 and 2023, respectively. We increased our reserves by $11,000 and $74,000 during the years ended December 31, 2024 and 2023, respectively, while also applying $0 and $2,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2024 and 2023, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our December 31, 2024, consolidated financial statements representing approximately 22.9% of current assets and 16.7% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, the relative strength of the U.S. dollar, provisions for inventory reserves, our ability to purchase inventory at favorable prices and our sales product mix.

Results of Operations

The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net sales were $4,141,000 and $6,108,000 in 2024 and 2023, respectively, representing a decrease of $1,967,000 or 32.2%. The decrease was primarily in ODM Projects and owing to lower demand. Key customers of our ODM Projects have variable life cycles and production demands. As some projects are accelerating and others approach end of life, the timing of new production creates a fluctuation in sales.

Gross profit was $2,118,000 and $3,448,000 in 2024 and 2023, respectively, which represented 51.1% and 56.5% of net sales for those periods. During 2024, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we continue to pass along a portion of these costs to our customers to mitigate these costs.

Selling, general and administrative expenses were $2,222,000 and $2,248,000 in 2024 and 2023, respectively, which represented 53.7% and 36.8% of net sales for those periods. The year-over-year decrease of $26,000 was primarily due to personnel costs.

Operating (loss)income was ($104,000) and $1,200,000 in 2024 and 2023, respectively, which represented -2.5% and 19.6% of net sales for those periods.

Other income was $1,234,000 and $836,000 in 2024 and 2023, respectively, which represented 29.7% and 19.6% of 13.7% of net sales for those periods. Other income primarily relates to recording net gains of $1,200,000 and $800,000 during the years ended December 31, 2024 and 2023, respectively, for short-term investments.

Net interest income, primarily earned from certificates of deposits in banks was $289,000 and $221,000 in 2024 and 2023, respectively.

Income tax provision was $513,000 and $412,000 in 2024 and 2023, respectively.

As result of the foregoing, we recognized net income of $902,000 and $1,845,000 in 2024 and 2023, respectively, which represented 21.8% and 30.2% of net sales for those periods.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities. A summary of our cash flows resulting from our operating, investing and financing activities for the years ended December 31, 2024 and 2023 were as follows:

	Twelve Months Ended December 31,
	2024	2023
Operating activities	$(258,000)	$3,150,000
Investing activities	$(547,000)	$(1,011,000)
Financing activities	$(1,204,000)	$(1,148,000)

Cash used in operating activities decreased to ($258,000) during 2024, as compared to provided by $3,150,000 in the prior year. The $3,408,000 decrease was primarily due to changes in inventory, accounts receivable, values of marketable securities, deferred income taxes, accounts payable and net income.

Cash used for investing activities was $547,000 during 2024, as compared to $1,011,000 in the prior year. The decrease was from purchase of short-term investments (see also Item 8 - Note 1 – Short-term Investments).

Cash used in financing activities was $1,204,000 during 2024, as compared to $1,148,000 in the prior year. In 2024, we made dividend payments of $1,204,000. In 2023, we made dividend payments of $1,202,000 and received proceeds from the exercise of stock options of $54,000.

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

Inventory is included and classified as a current asset. As of December 31, 2024, inventory represented approximately 22.9% of current assets and 16.7% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within a one (1) year time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements for recent accounting pronouncements.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations other than our outstanding commitments to purchase inventory (see Item 8 - Note 12 – Commitments and Contingencies).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Taitron Components Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Taitron Components Incorporated (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the years then ended and the related notes to consolidated financial statements (collectively, the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Assessment of reserves for slow-moving or potential obsolescence

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company assesses the valuation of its inventories, which principally consists of products held for resale, each reporting period. Slow-moving inventory or inventory with potential obsolescence is written down to its estimated net realizable value if less than cost. Estimates of slow-moving or potential obsolescence include the Company’s analysis of anticipated demand, possible alternative uses of its inventory, as well as other qualitative factors. As of December 31, 2024, the Company’s inventories totaled $2,949,000, net of reserves for slow-moving or potential obsolescence of $5,152,000.

We identified the assessment of the value of the reserves for slow-moving or potential obsolescence as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s estimates of anticipated demand and possible alternative uses of its inventory, which are affected by market and economic conditions outside the Company’s control.

The primary procedures we performed to address the critical audit matter included, among other things, the following: 1) review and test the process used by management to develop the estimate; 2) develop an independent expectation of the estimate to corroborate the reasonableness of management’s estimate; 3) review subsequent events or transactions occurring prior to the date of the auditors’ report; 4) review gross profit margin analysis; and 5) perform other analytical procedures.

We have served as the Company’s auditor since 2020.

/s/ Ramirez Jimenez International CPAs
Irvine, California
March 31, 2025

Taitron Components Incorporated AND DIVISIONS

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,208,000	$6,205,000
Accounts receivable, less allowances of $7,000	421,000	92,000
Short-term investments (Note 2)	5,179,000	3,630,000
Inventories, less reserves for obsolescence of $5,152,000, and $5,141,000, respectively (Note 3)	2,949,000	2,597,000
Prepaid expenses and other current assets	122,000	283,000
Total current assets	12,879,000	12,807,000
Property and equipment, net	3,029,000	2,970,000
Deferred taxes	1,542,000	2,043,000
Other assets (Note 5)	186,000	186,000
Total assets	$17,636,000	$18,006,000

Liabilities and Equity
Current liabilities:
Accounts payable	$251,000	$194,000
Accrued liabilities	822,000	969,000
Total current and total liabilities	1,073,000	1,163,000

Commitments and contingencies (Note 12)

Equity:
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,258,568 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,484,000	11,474,000
Accumulated other comprehensive loss	(49,000)	(61,000)
Retained earnings	5,122,000	5,424,000
Total shareholders’ equity	16,563,000	16,843,000
Total liabilities and equity	$17,636,000	$18,006,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND DIVISIONS

Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended December 31,
	2024	2023
Net product revenue	$4,141,000	$6,108,000
Cost of products sold	2,023,000	2,660,000
Gross profit	2,118,000	3,448,000

Selling, general and administrative expenses	2,222,000	2,248,000
Operating (loss)income	(104,000)	1,200,000

Interest income, net	289,000	221,000
Other income, net	1,230,000	836,000
Income before income taxes	1,415,000	2,257,000

Income tax provision	(513,000)	(412,000)

Net income	$902,000	$1,845,000

Net income per share: Basic - Class A	$0.15	$0.31
Basic - Class B	$0.15	$0.31
Diluted - Class A	$0.15	$0.31
Diluted - Class B	$0.15	$0.31

Weighted average shares outstanding: Basic - Class A	5,258,568	5,242,665
Basic - Class B	762,612	762,612
Diluted - Class A	5,258,568	5,267,665
Diluted - Class B	762,612	762,612

Cash dividends declared per common share	$0.200	$0.200

Net income	$902,000	$1,845,000
Other comprehensive income:
Foreign currency translation adjustment	12,000	(3,000)
Comprehensive income	914,000	1,842,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND DIVISIONS

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2024 and December 31, 2023

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Income (Loss)	Earnings	Equity
Balances at December 31, 2022	5,233,568	$5,000	762,612	$1,000	$11,407,000	$(58,000)	$4,781,000	$16,136,000
Consolidated net income	-	-	-	-	-	-	1,845,000	1,845,000
Other comprehensive loss	-	-	-	-	-	(3,000)	-	(3,000)
Exercise stock options	25,000	-	-	-	54,000	-	-	54,000
Amortization of stock based compensation	-	-	-	-	13,000	-	-	13,000
Cash dividends	-	-	-	-	-	-	(1,202,000)	(1,202,000)
Balances at December 31, 2023	5,258,568	$5,000	762,612	$1,000	$11,474,000	$(61,000)	$5,424,000	$16,843,000
Consolidated net income	-	-	-	-	-	-	902,000	902,000
Other comprehensive income	-	-	-	-	-	12,000	-	12,000
Amortization of stock based compensation	-	-	-	-	10,000	-	-	10,000
Cash dividends	-	-	-	-	-	-	(1,204,000)	(1,204,000)
Balances at December 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,484,000	$(49,000)	$5,122,000	$16,563,000

See accompanying notes to consolidated financial statements.

Taitron Components Incorporated AND DIVISIONS

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31,
	2024	2023

Operating activities:
Net income	$902,000	$1,845,000
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	173,000	167,000
Provision for inventory reserves	11,000	74,000
Reversal of inventory reserves	-	(2,000)
Stock based compensation	10,000	13,000
Deferred income taxes	501,000	4,000
Changes in values of marketable securities	(1,234,000)	(800,000)
Changes in assets and liabilities:
Accounts receivable	(329,000)	591,000
Inventories	(363,000)	1,231,000
Prepaid expenses and other current assets	161,000	(135,000)
Accounts payable	57,000	(17,000)
Accrued liabilities	(147,000)	179,000
Total adjustments	(1,160,000)	1,305,000
Net cash (used for) provided by operating activities	(258,000)	3,150,000

Investing activities:
Acquisition of property and equipment	(232,000)	(215,000)
Purchase of marketable securitites	(3,296,000)	(7,835,000)
Sales of marketable securities	2,981,000	7,039,000
Net cash used for investing activities	(547,000)	(1,011,000)

Financing activities:
Dividend payments	(1,204,000)	(1,202,000)
Proceeds from stock options exercised	-	54,000
Net cash used for financing activities	(1,204,000)	(1,148,000)

Impact of exchange rates on cash	12,000	(3,000)

Net (decrease)increase in cash and cash equivalents	(1,997,000)	988,000
Cash and cash equivalents, beginning of period	6,205,000	5,217,000
Cash and cash equivalents, end of period	$4,208,000	$6,205,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$203,000	$559,000

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Taitron Components and its two divisions. All intercompany accounts have been eliminated in consolidation.

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

Grand Shine Electronics and Zowie Technology (see also Note 5 – Other Assets) together accounted for approximately 43.3% and 61.2% of our net purchases for each of the fiscal years 2024 and 2023, respectively. However, we do not regard any one supplier as essential to our operations, since equivalent replacements for most of our products are either available from one or more of our other suppliers or are available from various other sources at competitive prices. We believe that, even if we lose our direct relationship with a supplier, there exist alternative sources for a supplier’s products.

We had customers accounting for more than 10% of our net sales. In 2024, we had one (1) customer for approximately 68%, and in 2023, we had three (3) customers each for approximately 52%, 14% and 12%.

We had customers accounting for more than 10% of our trade accounts receivable, net of allowances. As of December 31, 2024, we had one (1) customer of approximately 86% and as of December 31, 2023 we had one (1) customer of approximately 40%.

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

Revenue Recognition

We recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities or directly from suppliers to customers. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers with 30 days net payment terms. Reserves for sales allowances and customer returns are established based upon historical experience and management’s estimates of future returns. Sales returns for each of the years ended December 31, 2024 and 2023 amounted to $0.

Business Segments

Operating segments are defined as components of an enterprise for which separate financial segment is regularly evaluated by the chief operating decision maker (“CODM”), which is our Chief Executive Officer, in deciding how to allocate resources and performance. Our CODM evaluates our financial information including budge-versus-actual results and cash projections on an aggregate basis when assessing performance for allocating financial and personnel resources. Our CODM allocates resources based upon our net income, which is utilized to monitor budget-to-actual variances monthly. The measure of segment assets is reported on the balance sheets as total assets.

We are not organized by market and managed and operated as one business, the business of supplying ODM products and electronic components. See Note 13 to the consolidated financial statements Geographic Information, for additional information.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Twelve Months Ended December 31,
	2024	2023
Primary geographical markets:
United States	$3,867,000	$5,753,000
Asia	261,000	327,000
Other	13,000	28,000
	4,141,000	6,108,000
Major product lines:
ODM projects	$3,090,000	$3,900,000
ODM components	1,034,000	2,149,000
Distribution components	17,000	59,000
	4,141,000	6,108,000
Timing of revenue recognition:
Products transferred at a point in time	$4,141,000	$6,108,000

Allowances for Sales Returns and Credit Losses

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

Credit Losses – Trade accounts receivable are recorded net of reserves for expected credit losses. Estimates for allowances for credit losses are determined based on existing contractual obligations, historical payment patterns and individual customer circumstances. All of our accounts receivables are trade-related receivables. Our evaluation of past events, current conditions, and reasonable and supportable forecasts about the future resulted in an expectation of immaterial credit losses.

The allowances for sales returns and credit losses at December 31, 2024 and 2023 amounted to $7,000.

Inventory

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of 5,152,000 and $5,141,000 at December 31, 2024 and 2023, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence, we increased our reserves by $11,000 and $74,000 during the years ended December 31, 2024 and 2023, respectively, while also applying $0 and $2,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2024 and 2023, respectively (see Note 3 – Inventory).

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

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. The carrying amounts reported as of December 31, 2024 and 2023 for cash and cash equivalents, trade receivables, and accounts payable approximate their fair values due to the short-term nature of these instruments

The following tables presents assets (liabilities) measured at fair value on a recurring basis:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Marketable securities	5,179,000	-	-	5,179,000
	$5,179,000	$-	$-	$5,179,000

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Certificates of deposit		199,000		199,000
U.S. Treasury securities		197,000		197,000
Mortgage-backed securities		50,000		50,000
Corporate debt securities		198,000		198,000
Marketable securities	2,986,000	-	-	2,986,000
	$2,986,000	$644,000	$-	$3,630,000

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

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates have a significant impact on our valuation and reserve accounts relating to income taxes, the allowance for sales returns and credit losses and inventory reserves. Actual results could differ from these estimates.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the amendments to this update during the current year and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.

Management does not believe any other recently issued, but not yet effective accounting pronouncements would have a material effect on our present or future consolidated financial statements.

2 – SHORT-TERM INVESTMENTS

During the years ended December 31, 2024 and 2023, respectively, we recorded net gains of $1,234,000 and $800,000 within our other income, net on the consolidated statements of operations and comprehensive income for short-term investments.

3 - INVENTORY

Inventory, consisting principally of products held for resale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheets is net of valuation allowances of $5,152,000 and $5,141,000 at December 31, 2024 and 2023, respectively.

Based upon regular evaluations of inventory to identify costs in excess of the lower of cost and net realizable value and slow-moving inventory, we increased our reserves by $11,000 and $74,000 for the years ended December 31, 2024 and 2023, respectively, while also applying $0 and $2,000 of our existing reserves to the underlying inventory values during the years ended December 31, 2024 and 2023, respectively.

4 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, is summarized as follows:

	December 31,
	2024	2023
Land	$1,284,000	$1,284,000
Buildings and improvements	5,267,000	5,075,000
Furniture and equipment	799,000	801,000
Computer software and hardware	642,000	600,000
Total Property and Equipment	7,992,000	7,760,000
Less: Accumulated depreciation and amortization	(4,963,000)	(4,790,000)
Property and Equipment, net	$3,029,000	$2,970,000

Depreciation expense for the years ended December 31, 2024 and 2023 was $173,000 and $167,000, respectively.

5 - OTHER ASSETS

The following table presents a summary roll-forward of other assets:

	December 31,
	2024	2023

Investment in securities - Zowie Technology	$186,000	$186,000
Other Assets Total	$186,000	$186,000

Our $186,000 investment in securities as of December 31, 2024 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products (see Part I: Item 1 – Business – Suppliers) with our option after three (3) years to convert the investment into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 6% of their total outstanding shares although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

In 2024, we requested the full refund and return of our investment (see Note 13 – Subsequent Events).

6 - RELATED PARTY TRANSACTIONS

We purchase electronic component products from Princeton Technology Corporation (“PTC”), a company controlled by Mr. Richard Chiang, one of the directors on our board. During the years ended December 31, 2024 and 2023, we purchased products in the amount of $4,000 and $5,000, respectively, from PTC. All of these purchases were for products we carry in inventory and we consider these purchases to be in the normal course of business and negotiated on an arm’s length basis. We also have entered into a distributor agreement with PTC and accordingly, we expect to continue purchasing from PTC in the future.

7 - SHARE BASED COMPENSATION

Our 2018 Stock Incentive Plan (the “Plan”) authorizes the issuance of up to 1,000,000 shares pursuant to options or awards granted under the Plan. Under the Plan, incentive stock and nonstatutory options were granted at prices equal to at least the fair market value of our Class A common stock at the date of grant. Outstanding options vest in three (3) equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in the Plan. There was no options granted in 2023. The fair values of options in 2024 were estimated using the Black-Scholes option-pricing model at their respective grant date using the following assumptions:

Year Ended December 31,
2024
Weighted-average grant date fair value per share	$0.14 - $0.19
Risk-free interest rate	4.2%
Dividend yield	5.9%
Expected term (in years)	10
Volatility	15%

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	224,600	$2.45	5.0	$492,000
Exercised	(25,000)	2.14	-	-
Forfeited	(3,000)	0.96	-	-
Outstanding at December 31, 2023	196,600	$3.25	5.5	$112,000
Granted	20,000	2.69	7.0	-
Forfeited	(15,000)	2.95	-	-
Outstanding at December 31, 2024	201,600	$3.22	5.2	$30,000
Exercisable at December 31, 2024	161,400	$3.24	4.7	$30,000

At December 31, 2024, the range of individual weighted average exercise prices was $2.63 to $3.95 and the unamortized compensation expense was approximately $4,000.

8 - SHAREHOLDER’S EQUITY

Preferred Stock - There are 5,000,000 shares of authorized preferred stock, par value $0.001 per share, with no shares of preferred stock issued or outstanding. The terms of the shares are subject to the discretion of the Board of Directors.

Class A Common Stock - There are 20,000,000 shares of authorized Class A common stock, par value $0.001 per share, with 5,258,568 issued and outstanding as of December 31, 2024 and 2023. Each holder of Class A common stock is entitled to one (1) vote for each share held. During 2024 and 2023, we issued 0 and 25,000 shares of our Class A common stock, respectively.

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

Dividends – During the years ended December 31, 2024 and 2023, we paid quarterly dividends of $0.05 per share.

9 – INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$-	$339,000
State	11,000	62,000
	11,000	401,000
Deferred:
Federal	318,000	12,000
State	184,000	(1,000)
Decrease in valuation allowance	-	-
	502,000	11,000

Income tax provision	$513,000	$412,000

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2024	2023
“Expected” income tax benefit	$297,000	$474,000
State tax expense, net of Federal benefit	8,000	49,000
Permanent differences	(21,000)	-
State deferred asset effect	(98,000)	-
Unrealized gain	236,000	-
Other	91,000	(111,000)
Income tax provision	$513,000	$412,000

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	December 31,
	2024	2023
Deferred tax assets:
Inventory reserves	$1,537,000	$1,534,000
Allowances for bad debts and returns	2,000	2,000
Accrued expenses	26,000	26,000
Asset valuation reserve	188,000	539,000
Other	289,000	79,000
Total deferred tax assets	2,042,000	2,180,000
Valuation allowance	-	-
	2,042,000	2,180,000
Deferred tax liabilities:
Unrealized investment gains	(336,000)	-
Deferred state taxes	(98,000)	(137,000)
Other	(66,000)	-
Total deferred tax liabilities	(500,000)	(137,000)

Net deferred tax assets	$1,542,000	$2,043,000

As of December 31, 2024, we have $0 in net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal and California as our “major” tax jurisdiction. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to California Franchise Tax Board examination of our income tax returns filed within the last four (4) years.

10 - NET INCOME PER SHARE

	Year ended December 31,
	2024	2023
Numerator for basic and diluted net income per Class A common stock and Class B common stock share:
Net income attributable to shareholders	$902,000	$1,845,000
Less cash dividends:
Class A common stock	$1,052,000	$1,049,000
Class B common stock	$152,000	$152,000
Total undistributed (losses)earnings	$(302,000)	$644,000

Class A common stock undistributed (losses)earnings - basic and diluted	$151,000	$562,000
Class B common stock undistributed earnings - basic and diluted	$22,000	$82,000
Total undistributed earnings - basic and diluted	$173,000	$644,000

Numerator for basic and diluted net income per share:
Class A common stock	$1,203,000	$1,611,000
Class B common stock	$174,000	$234,000
	$1,377,000	$1,845,000

	Year ended December 31,
	2024	2023
Denominator for basic and diluted net income per Class A common stock and Class B common stock share:
Weighted average number of common shares used in basic income per share (Class A common stock )	5,258,568	5,242,665
Weighted average number of common shares used in basic income per share (Class B common stock )	762,612	762,612
	6,021,180	6,005,277

Weighted average number of common shares used in diluted income per share (Class A common stock )	5,258,568	5,267,665
Weighted average number of common shares used in diluted income per share (Class B common stock )	762,612	762,612
	6,021,180	6,030,277
Basic net income per share:
Class A common stock	$0.15	$0.31
Class B common stock	$0.15	$0.31

Diluted net income per share:
Class A common stock	$0.15	$0.31
Class B common stock	$0.15	$0.31

11 - EMPLOYEE BENEFIT PLANS

We have a defined contribution profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (“the Plan”) covering only our U.S. based employees. Participants once eligible, as defined by the Plan, may contribute up to the maximum allowed under the Internal Revenue Code. The Plan also provides for safe harbor matching contributions, vesting immediately, at our discretion. For each year ended December 31, 2024 and 2023, employer matching contributions were approximately $47,000 and $44,000, respectively.

Participants in the Plan, through self-directed brokerage accounts, held 16,772 shares in our Class A common stock as of December 31, 2024 and 2023. The Plan does not offer new issues of our common stock as an investment option.

12 - COMMITMENTS AND CONTINGENCIES

Legal and Regulatory Proceedings

We are engaged in various legal and regulatory proceedings incidental to our normal business activities, none of which, individually or in the aggregate, are deemed to be a material risk to our financial condition.

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $400,000 and $415,000 as of December 31, 2024 and December 31, 2023, respectively. Of our outstanding purchase commitment as of December 31, 2024, approximately $40,000 is due in the next twelve months. The remainder is due in the year ended December 31, 2026 or later, which the timing is dependent on additional customer orders.  For each year ended December 31, 2024 and 2023, the commitments due and purchased within the following twelve months were $39,000 and $35,000, respectively.

13 - GEOGRAPHIC INFORMATION

The following table presents summary geographic information about revenues and long-lived assets (land and property, net of accumulated depreciation) attributed to countries based upon location of our customers or assets:

	Year ended December 31,		December 31,
	2024	2023	2024	2023
			Long-lived	Long-lived
	Revenues	Revenues	Assets	Assets
United States	$3,867,000	$5,753,000	$2,318,000	$2,224,000
South Korea	194,000	256,000	-	-
China	58,000	62,000	551,000	592,000
Taiwan	7,000	10,000	160,000	154,000
Other foreign countries	15,000	27,000	-	-
Total	$4,141,000	$6,108,000	$3,029,000	$2,970,000

14 – SUBSEQUENT EVENTS

On January 15, 2025, we received $62,000 as an initial and partial refund of our investment in Zowie Technology Corporation (Note 5 – Other Assets).

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2024.

As a smaller reporting company, management’s assessment of our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed by our independent registered public accounting firm.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will appear in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our 2025 Annual Meeting of Shareholders (“the Proxy Statement”), and is incorporated herein by reference.

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

TAITRON COMPONENTS INCORPORATED

Dated: March 31, 2025	By:	/s/ Stewart Wang
Stewart Wang
Chief Executive Officer

Dated: March 31, 2025	By:	/s/ David Vanderhorst
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

Signature	Title	Date

/s/ Johnson Ku	Chairman of the Board	March 31, 2025
Johnson Ku

/s/ Stewart Wang	Director, Chief Executive Officer and President	March 31, 2025
Stewart Wang	(Principal Executive Officer)

/s/ Richard Chiang	Director	March 31, 2025
Richard Chiang

/s/ Chi-Lin Chung	Director	March 31, 2025
Chi-Lin Chung

/s/ Dubravka. Pineda	Director	March 31, 2025
Dubravka. Pineda

/s/ David Vanderhorst	Chief Financial Officer	March 31, 2025
David Vanderhorst	(Principal Financial and Accounting Officer)