Form 10-K/A
period 2024-12-31
TAITRON COMPONENTS INC
filed 2025-04-18
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in this filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as reported by The Nasdaq Capital Market, was approximately $8.3 million as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2024.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding on March 15, 2025
Class A common stock, $.001 par value	5,258,568
Class B common stock, $.001 par value	762,612

Auditor Name	Auditor Location	Auditor Firm ID
Ramirez Jimenez International CPAs	Irvine, California	820

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

EXPLANATORY NOTE

On March 31, 2025, Taitron Components Incorporated (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Original Filing”). The purpose of this Amendment No. 1 to the Original Filing is solely to include the Company’s Compensation Recovery Policy as Exhibit 97.1, which was omitted in the Original Filing. No other items of the Original Filing are being amended and this Amendment No. 1 does not reflect any events occurring after the filing of the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated Exhibit 31 certifications are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(a) of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, currently dated Exhibit 32 certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment No.1 contains only an updated cover page, this explanatory note, Exhibits 31.3, 31.4 and 97.1 of Item 15, the exhibit list and the signature page.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a) The following documents are filed as a part of this Annual Report 10K/A (Amendment No.1):

(1) Financial Statements

No financial statements are filed with this Amendment No. 1. The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” within the Original Filing.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b) Exhibits

Exhibits No.	Description
3.1*	Amended and Restated Articles of Incorporation. Incorporated by reference from Exhibit 3.1 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 10, 2020.
3.2*	Bylaws. Incorporated by reference from Exhibit 3.2 to the registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 10, 2020.
10.1+	2018 Omnibus Incentive Plan. Incorporated by reference from Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2018.
21.1*	List of Subsidiaries. Incorporated by reference from Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.
23.1*	Consent of Independent Registered Public Accounting Firm – Ramirez Jimenez International CPAs
24.1*	Power of Attorney (contained on the signature page hereof)
31.1*	Principal Executive Officer - Section 302 Certification
31.2*	Principal Financial Officer - Section 302 Certification
31.3	Principal Executive Officer - Section 302 Certification
31.4	Principal Financial Officer - Section 302 Certification
32* #	Principal Executive and Principal Financial Officers - Section 906 Certification
97.1	Compensation Recovery Policy, effective December 1, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously provided with the Original Filing.
#	The information in this exhibit is furnished and deemed not filed with the Securities and Exchange Commission for purposes of section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of Taitron Components Incorporated under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+	Each a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Dated: April 18, 2025	By:	/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer