Form 10-Q
period 2025-03-31
TAITRON COMPONENTS INC
filed 2025-05-15
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on April 30, 2025
Class A	5,258,568
Class B	762,612

TAITRON COMPONENTS INCORPORATED

Index

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,037,000	$4,208,000
Accounts receivable, less allowances of $7,000	219,000	421,000
Short-term investments (Note 2)	4,778,000	5,179,000
Inventories, less reserves for obsolescence of $5,155,000, and $5,152,000, respectively (Note 3)	2,867,000	2,949,000
Prepaid expenses and other current assets	160,000	122,000
Total current assets	12,061,000	12,879,000
Property and equipment, net	2,997,000	3,029,000
Deferred taxes	1,543,000	1,542,000
Other assets (Note 4)	128,000	186,000
Total assets	$16,729,000	$17,636,000

Liabilities and Equity
Current liabilities:
Accounts payable	$60,000	$251,000
Accrued liabilities	706,000	822,000
Total current liabilities	766,000	1,073,000

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,258,568 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,485,000	11,484,000
Accumulated other comprehensive loss	(63,000)	(49,000)
Retained earnings	4,535,000	5,122,000
Total equity	15,963,000	16,563,000
Total liabilities and equity	$16,729,000	$17,636,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net product revenue	$1,082,000	$963,000
Cost of products sold	457,000	467,000
Gross profit	625,000	496,000

Selling, general and administrative expenses	560,000	570,000
Operating income (loss)	65,000	(74,000)

Interest income, net	50,000	78,000
Other income (expense), net	(395,000)	556,000
Income (loss) before income taxes	(280,000)	560,000

Income tax provision	(6,000)	(8,000)

Net income (loss)	$(286,000)	$552,000

Net income (loss) per share:Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09

Weighted average shares outstanding:Basic	6,021,180	6,021,180
Diluted	6,021,180	6,031,180

Cash dividends declared per common share	$0.050	$0.050

Net income (loss)	$(286,000)	$552,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,000)	8,000
Comprehensive income (loss)	(300,000)	560,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Loss	Earnings	Equity
Three months ending March 31, 2025
Balance at December 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,484,000	$(49,000)	$5,122,000	$16,563,000
Consolidated net loss	-	-	-	-	-	-	(286,000)	$(286,000)
Other comprehensive loss	-	-	-	-	-	(14,000)	-	$(14,000)
Stock based compensation expense	-	-	-	-	1,000	-	-	$1,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2025	5,258,568	$5,000	762,612	$1,000	$11,485,000	$(63,000)	$4,535,000	$15,963,000

Three months ending March 31, 2024
Balance at December 31, 2023	5,258,568	$5,000	762,612	$1,000	$11,474,000	$(61,000)	$5,424,000	$16,843,000
Consolidated net income	-	-	-	-	-	-	552,000	$552,000
Other comprehensive income	-	-	-	-	-	8,000	-	$8,000
Stock based compensation expense	-	-	-	-	4,000	-	-	$4,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,478,000	$(53,000)	$5,675,000	$17,106,000

See accompanying notes to condensed consolidated financial statements (unaudited).

Index

 TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$(286,000)	$552,000
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	40,000	33,000
Stock based compensation	1,000	4,000
Deferred income taxes	(1,000)	(2,000)
Changes in values of marketable securities	401,000	(854,000)
Changes in assets and liabilities:
Accounts receivable	202,000	(135,000)
Inventories	82,000	(73,000)
Prepaid expenses and other current assets	(38,000)	(70,000)
Accounts payable	(191,000)	294,000
Accrued liabilities	(116,000)	(78,000)
Other assets and liabilities	-	1,000
Total adjustments	380,000	(880,000)
Net cash provided by (used for) operating activities	94,000	(328,000)

Investing activities:
Acquisition of property and equipment	(8,000)	(37,000)
Proceeds from investment in securities	58,000	-
Net cash provided by (used for) investing activities	50,000	(37,000)

Financing activities:
Dividend payments	(301,000)	(301,000)
Net cash used for financing activities	(301,000)	(301,000)

Impact of exchange rates on cash	(14,000)	8,000

Net decrease in cash and cash equivalents	(171,000)	(658,000)
Cash and cash equivalents, beginning of period	4,208,000	6,205,000
Cash and cash equivalents, end of period	$4,037,000	$5,547,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$-	$-

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair statement of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amount reported as revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate to the allowance for sales returns, doubtful accounts, inventory reserves, accrued liabilities and deferred income taxes.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company’s Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of March 31, 2025 and December 31, 2024.

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended March 31,
	2025	2024
Primary geographical markets:
United States	$1,050,000	$895,000
Asia	30,000	65,000
Other	2,000	3,000
	1,082,000	963,000
Major product lines:
ODM projects	$904,000	$678,000
ODM components	176,000	282,000
Distribution components	2,000	3,000
	1,082,000	963,000
Timing of revenue recognition:
Products transferred at a point in time	$1,082,000	$963,000

Index

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,867,000 and $2,949,000 at March 31, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,155,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

4 – OTHER ASSETS

	Investment in securities - Zowie Technology	Other	Other Assets Total
Balance at December 31, 2024	$186,000	$-	$186,000
Other changes	(58,000)	-	(58,000)
Balance at March 31, 2025	$128,000	$-	$128,000

Our $128,000 investment in securities as of March 31, 2025 relates to 317,428 shares of preferred convertible debt of Zowie Technology Corporation (Taipei Hsien, Taiwan), a supplier of electronic component products, with our option after three (3) years to convert into common stock or refundable bearing 7% annual interest rate. Our investment represents approximately 6% of their total outstanding shares, although we do not have significant influence or control. This investment is accounted for under the cost (plus impairment) basis of accounting, however when facts and circumstances indicate that the carrying value of this asset may not be recoverable, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the estimated fair value.

In 2024, we requested the full refund and return of our investment. On January 15, 2025, we received $62,000 as an initial and partial refund of our investment in Zowie Technology Corporation.

Index

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2024	201,600	$3.22	5.2	$30,000
Granted	-
Forfeited	-
Outstanding at March 31, 2025	201,600	$3.21	5.0	$26,900
Exercisable at March 31, 2025	161,400	$3.24	4.5	$26,900

At March 31, 2025, the range of individual outstanding weighted average exercise prices was $2.63 to $3.95 and the unrecognized compensation expense was approximately $3,000. Stock based compensation recorded in the three months ended March 31, 2025 and March 31, 2024 was $1,000 and $4,000, respectively, and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

6 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $400,000 as of March 31, 2025 and December 31, 2024. Of our outstanding purchase commitment as of March 31, 2025, approximately $40,000 is due in the next nine months. The remainder is due in the year ended December 31, 2026 or later, which the timing is dependent on additional customer orders.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Item 1 of Part 1 of this quarterly report on Form 10-Q, as well as our most recent annual report on Form 10-K for the year ended December 31, 2024.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with respect to the financial condition, results of operations and business of the Company. Forward-looking statements usually are denoted by words or phrases such as “believes,” “expects,” “projects,” “estimates,” “anticipates,” “will likely result” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024 and other reports we file with the Securities and Exchange Commission. Except as required by law, we undertake no obligation to update forward-looking statements.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three months ended March 31, 2025 and 2024 were $0. The allowance for sales returns and doubtful accounts at March 31, 2025 and December 31, 2024 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,867,000 and $2,949,000 at March 31, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,155,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

Index

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our March 31, 2025, condensed consolidated financial statements representing approximately 24% of current assets and 17% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

Our gross profit margins are subject to a number of factors, including product demand, provisions for inventory reserves, our ability to purchase inventory at favorable prices, our sales product mix, the imposition of tariffs, import and export controls, changes in governmental policies and the relative strength of the U.S. dollar.

Results of Operations

Significant Risks and Uncertainties

See the Risk Factors included in our Annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission as well as the additional Risk Factor included in Part II—Item 1A of this quarterly report.

First quarter of 2025 versus 2024.

Net sales in the first quarter of 2025 totaled $1,082,000 versus $963,000 in the comparable period for 2024, an increase of $119,000 or 12.4% over the same period last year. The increase was primarily driven by an increase of ODM project sales volume.

Gross profit for the first quarter of 2025 was $625,000 versus $496,000 in the comparable period for 2024, and gross margin percentage of net sales was 57.8% in the first quarter of 2025 versus 51.5% in the comparable period for 2024. The approximately 6.3% gross margin percentage increase was driven by margins on ODM project sales.

Selling, general and administrative expenses in the first quarter of 2025 totaled $560,000 versus $570,000 in the comparable period for 2024. The $10,000 decrease was primarily driven by lower personnel benefits.

Other income(expense), net, in the first quarter of 2025 was ($395,000) versus $556,000 in the comparable period for 2024. Other income(expense) was primarily from short-term investment income(losses).

Income tax provision was $6,000 for the first quarter of 2025 and $8,000 for the comparable period for 2024.

Net loss was ($286,000) for the first quarter of 2025 versus income of $552,000 in the comparable period for 2024, a decrease of $838,000 resulting from the reasons discussed above.

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $94,000 as opposed to used for of ($328,000) in the three months ended March 31, 2025 and 2024, respectively. The increase of $422,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts payable, accounts receivable and marketable securities.

Index

Cash flows provided by investing activities were $50,000 as opposed to used for of ($37,000) for the three months ended March 31, 2025 and 2024, respectively.

Cash flows used for financing activities were $301,000 for both the three months ended March 31, 2025 and 2024.

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

Inventory is included and classified as a current asset. As of March 31, 2025, inventory represented approximately 24% of current assets and 17% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations other than our outstanding commitments to purchase inventory (see Item 1 - Note 6 – Commitments and Contingencies).

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of May 15, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: May 15, 2025	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)