Form 10-Q
period 2025-06-30
TAITRON COMPONENTS INC
filed 2025-08-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on July 31, 2025
Class A	5,258,568
Class B	762,612

TAITRON COMPONENTS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,776,000	$4,208,000
Accounts receivable, less allowances of $7,000	1,046,000	421,000
Short-term investments (Note 2)	5,512,000	5,179,000
Inventories, less reserves for obsolescence of $5,161,000, and $5,152,000, respectively (Note 3)	2,182,000	2,949,000
Prepaid expenses and other current assets	159,000	122,000
Total current assets	12,675,000	12,879,000
Property and equipment, net	2,917,000	3,029,000
Deferred taxes	1,543,000	1,542,000
Other assets (Note 4)	128,000	186,000
Total assets	$17,263,000	$17,636,000

Liabilities and Equity
Current liabilities:
Accounts payable	$60,000	$251,000
Accrued liabilities	298,000	822,000
Accrued restructuring reserve	1,579,000	-
Total current liabilities	1,937,000	1,073,000

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,258,568 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,486,000	11,484,000
Accumulated other comprehensive loss	(73,000)	(49,000)
Retained earnings	3,907,000	5,122,000
Total equity	15,326,000	16,563,000
Total liabilities and equity	$17,263,000	$17,636,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product revenue	$1,167,000	$1,224,000	$2,249,000	$2,187,000
Cost of products sold	450,000	562,000	907,000	1,029,000
Gross profit	717,000	662,000	1,342,000	1,158,000

Selling, general and administrative expenses	575,000	583,000	1,135,000	1,153,000
Restructuring and severance expenses	1,680,000	-	1,680,000	-
Operating income (loss)	(1,538,000)	79,000	(1,473,000)	5,000

Interest income, net	54,000	77,000	104,000	155,000
Other income (expense), net	1,159,000	257,000	764,000	813,000
Income (loss) before income taxes	(325,000)	413,000	(605,000)	973,000

Income tax provision	(2,000)	(7,000)	(8,000)	(15,000)

Net income (loss)	$(327,000)	$406,000	$(613,000)	$958,000

Net income (loss) per share: Basic	$(0.05)	$0.07	$(0.10)	$0.16
Diluted	$(0.05)	$0.07	$(0.10)	$0.16

Weighted average shares outstanding: Basic	6,021,180	6,021,180	6,021,180	6,021,180
Diluted	6,021,180	6,022,180	6,021,180	6,017,180

Cash dividends declared per common share	$0.050	$0.050	$0.100	$0.100

Net income (loss)	$(327,000)	$406,000	$(613,000)	$958,000
Other comprehensive income (loss):
Foreign currency translation adjustment	(24,000)	(36,000)	(10,000)	(28,000)
Comprehensive income (loss)	(351,000)	370,000	(623,000)	930,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Loss	Earnings	Equity
Three months ending March 31, 2025 and June 30, 2025 (unaudited)
Balance at December 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,484,000	$(49,000)	$5,122,000	$16,563,000
Consolidated net loss	-	-	-	-	-	-	(286,000)	$(286,000)
Other comprehensive loss	-	-	-	-	-	(14,000)	-	$(14,000)
Stock based compensation expense	-	-	-	-	1,000	-	-	$1,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2025	5,258,568	$5,000	762,612	$1,000	$11,485,000	$(63,000)	$4,535,000	$15,963,000
Consolidated net loss	-	-	-	-	-	-	(327,000)	$(327,000)
Other comprehensive loss	-	-	-	-	-	(10,000)	-	$(10,000)
Stock based compensation expense	-	-	-	-	1,000	-	-	$1,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at June 30, 2025	5,258,568	$5,000	762,612	$1,000	$11,486,000	$(73,000)	$3,907,000	$15,326,000

Three months ending March 31, 2024 and June 30, 2024 (unaudited)
Balance at December 31, 2023	5,233,568	$5,000	762,612	$1,000	$11,474,000	$(61,000)	$5,424,000	$16,843,000
Consolidated net income	-	-	-	-	-	-	552,000	$552,000
Other comprehensive income	-	-	-	-	-	8,000	-	$8,000
Stock based compensation expense	-	-	-	-	4,000	-	-	$4,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2024	5,233,568	$5,000	762,612	$1,000	$11,478,000	$(53,000)	$5,675,000	$17,106,000
Consolidated net income	-	-	-	-	-	-	406,000	$406,000
Other comprehensive loss	-	-	-	-	-	(36,000)	-	$(36,000)
Stock based compensation expense	-	-	-	-	3,000	-	-	$3,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at June 30, 2024	5,233,568	$5,000	762,612	$1,000	$11,481,000	$(89,000)	$5,780,000	$17,178,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(613,000)	$958,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	125,000	76,000
Stock based compensation	2,000	7,000
Deferred income taxes	(1,000)	(2,000)
Changes in values of marketable securities	(333,000)	(1,100,000)
Changes in assets and liabilities:
Accounts receivable	(567,000)	(327,000)
Inventories	767,000	192,000
Prepaid expenses and other current assets	(37,000)	119,000
Accounts payable	(191,000)	(6,000)
Accrued liabilities	(524,000)	(259,000)
Accrued restructuring reserve	1,579,000	-
Other assets and liabilities	(5,000)	-
Total adjustments	815,000	(1,300,000)
Net cash provided by (used for) operating activities	202,000	(342,000)

Investing activities:
Acquisition of property and equipment	(8,000)	(228,000)
Net cash provided by (used for) investing activities	(8,000)	(228,000)

Financing activities:
Dividend payments	(602,000)	(602,000)
Net cash used for financing activities	(602,000)	(602,000)

Impact of exchange rates on cash	(24,000)	(28,000)

Net decrease in cash and cash equivalents	(432,000)	(1,200,000)
Cash and cash equivalents, beginning of period	4,208,000	6,205,000
Cash and cash equivalents, end of period	$3,776,000	$5,005,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,000	$203,000

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

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature and considered necessary for a fair statement of its financial condition and results of operations for the interim periods presented in this Quarterly Report on Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company operates as a single reportable segment and there have been no changes in the basis of segmentation since the December 31, 2024, Form 10-K.

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of June 30, 2025 and December 31, 2024.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Primary geographical markets:
United States	$1,152,000	$1,120,000	$2,202,000	$2,014,000
Asia	10,000	101,000	40,000	168,000
Other	5,000	3,000	7,000	5,000
	1,167,000	1,224,000	2,249,000	2,187,000
Major product lines:
ODM projects	$1,003,000	$852,000	$1,907,000	$1,530,000
ODM components	160,000	370,000	336,000	652,000
Distribution components	4,000	2,000	6,000	5,000
	1,167,000	1,224,000	2,249,000	2,187,000
Timing of revenue recognition:
Products transferred at a point in time	$1,167,000	$1,224,000	$2,249,000	$2,187,000

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,182,000 and $2,949,000 at June 30, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,161,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

4 – OTHER ASSETS

	Receivable - Zowie Technology	Other	Other Assets Total

Balance at December 31, 2024	$186,000	$-	$186,000
Other changes	(58,000)	-	(58,000)
Balance at June 30, 2025	$128,000	$-	$128,000

In prior filings the Company accounted for its receivable from preferred share repurchase with Zowie Technology (the “Zowie Repurchase”) under ASC 321 as an equity security without a readily determinable fair value. During the quarter ended June 30, 2025, management determined that the Zowie repurchase represents a contractual receivable rather than an equity security because (i) it is repayable in cash at the Company’s election and (ii) Zowie’s conversion option is not substantive. The receivable has an annual interest rate of 7%. Accordingly, the Company accounts for the receivable under ASC 310 and now evaluates it for credit losses under ASC 326. Management concluded that the reclassification is immaterial to the financial statements; therefore, prior-period amounts have not been restated. The reclassification had no impact on total assets, liabilities, shareholders’ equity, net income.

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	201,600	$3.22	5.2	$30,000
Granted	-
Forfeited	-
Outstanding at June 30, 2025	201,600	$3.22	4.7	$14,000
Exercisable at June 30, 2025	188,200	$3.25	4.5	$14,000

At June 30, 2025, the range of individual outstanding weighted average exercise prices was $2.63 to $3.95 and the unrecognized compensation expense was approximately $2,000. Stock based compensation recorded in the three months ended June 30, 2025 and June 30, 2024 was $1,000 and $4,000, respectively, and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

6 – RESTRUCTURING AND SEVERANCE COMPENSATION EXPENSE

Background

On June 30, 2025, the Company’s Board of Directors approved a restructuring initiative that included a revision to the Company’s severance policy and compensation structure. Effective July 1, 2025, the Company implemented a reduction in base salaries for all employees by approximately 30% and amended the severance policy to provide one (1) week of severance pay per year of service (versus one (1) month previously). In connection with this amendment, the Company approved a one-time severance compensation payment due to employees based on service accrued through June 30, 2025, calculated in accordance with the prior severance policy.

The severance payment was based on service accrued under the prior severance policy in effect through June 30, 2025, which was replaced by a revised policy effective July 1, 2025 offering reduced benefits on a prospective-only basis.

Summary of Costs Incurred

As a result of this action, the Company recognized a one-time charge of approximately $1.6 million in the three months ended June 30, 2025. The amount accrued is the total cost that was approved related to the restructuring initiative. This amount reflects severance obligations earned through June 30, 2025, and includes payments due to all eligible employees and executive officers.

The restructuring charge was fully accrued in accrued restructuring reserve in the accompanying consolidated balance sheets in the second quarter of 2025 and primarily consists of termination benefits, as defined under ASC 420-10, Exit or Disposal Cost Obligations. The Company expects that the majority of these severance payments will be disbursed in the first quarter of 2026. The restructuring charge is recorded in restructuring and severance expense on the accompanying consolidated statements of operations.

Liability Rollforward Table

The following table summarizes the activity related to the severance accrual for the three months ended June 30, 2025:

Severance Liability

Balance at March 31, 2025	$-
Accrual recognized	1,579,000
Cash payments made	-
Balance at June 30, 2025	$1,579,000

7 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $64,000 and $400,000 as of June 30, 2025 and December 31, 2024, respectively. Of our outstanding purchase commitment as of June 30, 2025, approximately $40,000 is due in the next nine months. The remainder is due in the year ended December 31, 2026 or later, which the timing is dependent on additional customer orders.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three months ended June 30, 2025 and 2024 were $0. The allowance for sales returns and doubtful accounts at June 30, 2025 and December 31, 2024 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,182,000 and $2,949,000 at June 30, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,161,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our June 30, 2025, condensed consolidated financial statements representing approximately 17% of current assets and 13% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

Second quarter of 2025 versus 2024.

Net sales in the second quarter of 2025 totaled $1,167,000 versus $1,224,000 in the comparable period for 2024, a decrease of $57,000 or 4.7% over the same period last year. The decrease was primarily driven by a decrease of ODM components sales volume.

Gross profit for the second quarter of 2025 was $717,000 versus $662,000 in the comparable period for 2024, and gross margin percentage of net sales was 61.4% in the second quarter of 2025 versus 54.1% in the comparable period for 2024. The approximately 7.3% gross margin percentage increase was driven by selling higher margin products.

Selling, general and administrative expenses in the second quarter of 2025 totaled $575,000 versus $583,000 in the comparable period for 2024.

Restructuring expenses of $1,680,000 was driven by one-time severance compensation payments (see Note 6 – Restructuring and Severance Compensation Expense).

Other income, net, in the second quarter of 2025 was $1,159,000 versus $257,000 in the comparable period for 2024. Other income was primarily $727,000 from short-term investments and $426,000 from the recovery of excess tariff refunds.

Income tax provision was $2,000 for the second quarter of 2025 versus $7,000 in the comparable period for 2024.

Net loss was $327,000 for the second quarter of 2025 versus income of $406,000 in the comparable period for 2024, a decrease of $733,000 resulting from the reasons discussed above.

Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024.

Net sales in the six months ended June 30, 2025 was $2,249,000 versus $2,187,000 in the comparable period for 2024, an increase of $62,000 or 2.8% over the same period last year. The increase was driven by an increase of ODM project and ODM components sales volume.

Gross profit for the six months ended June 30, 2025 was $1,342,000 versus $1,158,000 in the comparable period for 2024, and gross margin percentage of net sales was approximately 59.7% for the six months ended June 30, 2023 and 52.9% for 2024, respectively.

Selling, general and administrative expenses in the six months ended June 30, 2025 totaled $1,135,000 versus $1,153,000 in the comparable period for 2024.

Restructuring expenses of $1,680,000 was driven by one-time severance compensation payments (see Note 6 – Restructuring and Severance Compensation Expense).

Other income, net, in the six months ended June 30, 2025 was $764,000 versus $813,000 in the comparable period for 2024. Other income was primarily $321,000 from short-term investments and $426,000 from the recovery of excess tariff refunds.

Income tax provision was $8,000 for the six months ended June 30, 2025 versus $15,000 in the comparable period for 2024.

Net loss was $613,000 for the six months ended June 30, 2025 versus net income of $958,000 in the comparable period for 2024, a decrease of $1,680,000 resulting from the reasons discussed above (see Note 6 – Restructuring and Severance Compensation Expense).

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $202,000 as opposed to ($342,000) used for in the six months ended June 30, 2025 and 2024, respectively. The increase of $544,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts payable, inventory and restructuring expenses of $1,579,000 (see Note 6 – Restructuring and Severance Compensation Expense).

Cash flows used for investing activities were ($8,000) and ($228,000) in the six months ended June 30, 2025 and 2024, respectively.

Cash flows used for financing activities were $602,000 for the six months ended June 30, 2025 and 2024.

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

Inventory is included and classified as a current asset. As of June 30, 2025, inventory represented approximately 17% of current assets and 13% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

On June 30, 2025, the Board of Directors approved a modification of our dividend policy effectively reducing quarterly installment amounts by 30%. Under our modified policy, we will target a cash dividend to our stockholders in the amount of $0.14 per share per annum, payable in equal $0.035 per share quarterly installments. Dividend declarations and the establishment of record and payment dates for such dividend payments, if any, remain subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of August 14, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

TAITRON COMPONENTS INCORPORATED

Date: August 14, 2025	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer and President
(Principal Executive Officer)

/s/ David Vanderhorst
David Vanderhorst
Chief Financial Officer and Secretary
(Principal Financial Officer)