Form 10-Q
period 2025-09-30
TAITRON COMPONENTS INC
filed 2025-11-14
CIK 942126

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Classes of common stock	Outstanding on October 31, 2025
Class A	5,258,568
Class B	762,612

TAITRON COMPONENTS INCORPORATED

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,960,000	$4,208,000
Accounts receivable, less allowances of $7,000	445,000	421,000
Short-term investments (Note 2)	5,929,000	5,179,000
Inventories, less reserves for obsolescence of $5,161,000, and $5,152,000, respectively (Note 3)	2,098,000	2,949,000
Prepaid expenses and other current assets (Note 4)	227,000	308,000
Total current assets	12,659,000	13,065,000
Property and equipment, net	2,883,000	3,029,000
Deferred taxes	1,543,000	1,542,000
Total assets	$17,085,000	$17,636,000

Liabilities and Equity
Current liabilities:
Accounts payable	$492,000	$251,000
Accrued liabilities	275,000	822,000
Accrued restructuring reserve	1,256,000	-
Total current liabilities	2,023,000	1,073,000

Commitments and contingencies (Note 6)

Equity:
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; None issued or outstanding	-	-
Class A common stock, $0.001 par value. Authorized 20,000,000 shares; 5,258,568 shares issued and outstanding	5,000	5,000
Class B common stock, $0.001 par value. Authorized, issued and outstanding 762,612 shares	1,000	1,000
Additional paid-in capital	11,486,000	11,484,000
Accumulated other comprehensive loss	(68,000)	(49,000)
Retained earnings	3,638,000	5,122,000
Total equity	15,062,000	16,563,000
Total liabilities and equity	$17,085,000	$17,636,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net product revenue	$529,000	$1,187,000	$2,778,000	$3,374,000
Cost of products sold	202,000	635,000	1,109,000	1,664,000
Gross profit	327,000	552,000	1,669,000	1,710,000

Selling, general and administrative expenses	516,000	530,000	1,651,000	1,683,000
Restructuring and severance expenses	-	-	1,680,000	-
Operating income (loss)	(189,000)	22,000	(1,662,000)	27,000

Interest income, net	54,000	68,000	158,000	223,000
Other income (expense), net	77,000	163,000	841,000	976,000
Income (loss) before income taxes	(58,000)	253,000	(663,000)	1,226,000

Income tax provision	-	(8,000)	(8,000)	(23,000)

Net income (loss)	$(58,000)	$245,000	$(671,000)	$1,203,000

Net income (loss) per share: Basic	$(0.01)	$0.04	$(0.11)	$0.20
Diluted	$(0.01)	$0.04	$(0.11)	$0.20

Weighted average shares outstanding: Basic	6,021,180	6,021,180	6,021,180	6,021,180
Diluted	6,021,180	5,999,180	6,021,180	6,011,180

Cash dividends declared per common share	$0.035	$0.050	$0.135	$0.150

Net income (loss)	$(58,000)	$245,000	$(671,000)	$1,203,000
Other comprehensive income (loss):
Foreign currency translation adjustment	5,000	36,000	(19,000)	8,000
Comprehensive income (loss)	(53,000)	281,000	(690,000)	1,211,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Common Stock				Additional	Other
	Class A		Class B		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	capital	Loss	Earnings	Equity

Three months ending March 31, 2025, June 30, 2025 and September 30, 2025 (unaudited)
Balance at December 31, 2024	5,258,568	$5,000	762,612	$1,000	$11,484,000	$(49,000)	$5,122,000	$16,563,000
Consolidated net loss	-	-	-	-	-	-	(286,000)	$(286,000)
Other comprehensive loss	-	-	-	-	-	(14,000)	-	$(14,000)
Stock based compensation expense	-	-	-	-	1,000	-	-	$1,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2025	5,258,568	$5,000	762,612	$1,000	$11,485,000	$(63,000)	$4,535,000	$15,963,000
Consolidated net loss	-	-	-	-	-	-	(327,000)	$(327,000)
Other comprehensive loss	-	-	-	-	-	(10,000)	-	$(10,000)
Stock based compensation expense	-	-	-	-	1,000	-	-	$1,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at June 30, 2025	5,258,568	$5,000	762,612	$1,000	$11,486,000	$(73,000)	$3,907,000	$15,326,000
Consolidated net loss	-	-	-	-	-	-	(58,000)	$(58,000)
Other comprehensive income	-	-	-	-	-	5,000	-	$5,000
Cash dividends	-	-	-	-	-	-	(211,000)	$(211,000)
Balance at September 30, 2025	5,258,568	$5,000	762,612	$1,000	$11,486,000	$(68,000)	$3,638,000	$15,062,000

Three months ending March 31, 2024, June 30, 2024 and September 30, 2024 (unaudited)
Balance at December 31, 2023	5,233,568	$5,000	762,612	$1,000	$11,474,000	$(61,000)	$5,424,000	$16,843,000
Consolidated net income	-	-	-	-	-	-	552,000	$552,000
Other comprehensive income	-	-	-	-	-	8,000	-	$8,000
Stock based compensation expense	-	-	-	-	4,000	-	-	$4,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at March 31, 2024	5,233,568	$5,000	762,612	$1,000	$11,478,000	$(53,000)	$5,675,000	$17,106,000
Consolidated net income	-	-	-	-	-	-	406,000	$406,000
Other comprehensive loss	-	-	-	-	-	(36,000)	-	$(36,000)
Stock based compensation expense	-	-	-	-	3,000	-	-	$3,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at June 30, 2024	5,233,568	$5,000	762,612	$1,000	$11,481,000	$(89,000)	$5,780,000	$17,178,000
Consolidated net income	-	-	-	-	-	-	245,000	$245,000
Other comprehensive income	-	-	-	-	-	36,000	-	$36,000
Stock based compensation expense	-	-	-	-	2,000	-	-	$2,000
Cash dividends	-	-	-	-	-	-	(301,000)	$(301,000)
Balance at September 30, 2024	5,233,568	$5,000	762,612	$1,000	$11,483,000	$(53,000)	$5,724,000	$17,160,000

See accompanying notes to condensed consolidated financial statements (unaudited).

TAITRON COMPONENTS INCORPORATED

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(671,000)	$1,203,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	160,000	133,000
Stock based compensation	2,000	9,000
Deferred income taxes	(1,000)	(2,000)
Changes in values of marketable securities	(750,000)	(1,282,000)
Changes in assets and liabilities:
Accounts receivable	(24,000)	(531,000)
Inventories	851,000	(401,000)
Prepaid expenses and other current assets	81,000	146,000
Accounts payable	241,000	531,000
Accrued liabilities	(547,000)	(177,000)
Accrued restructuring reserve	1,256,000	-
Other assets and liabilities	-	(3,000)
Total adjustments	1,269,000	(1,577,000)
Net cash provided by (used for) operating activities	598,000	(374,000)

Investing activities:
Acquisition of property and equipment	(14,000)	(228,000)
Net cash used for investing activities	(14,000)	(228,000)

Financing activities:
Dividend payments	(813,000)	(903,000)
Net cash used for financing activities	(813,000)	(903,000)

Impact of exchange rates on cash	(19,000)	8,000

Net decrease in cash and cash equivalents	(248,000)	(1,497,000)
Cash and cash equivalents, beginning of period	4,208,000	6,205,000
Cash and cash equivalents, end of period	$3,960,000	$4,708,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$2,000	$203,000

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

Based upon the nature of our contracts with customers and our performance obligations within those contracts, we have no contract assets or liabilities as of September 30, 2025 and December 31, 2024.

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

Distribution Components - Our name brand electronic components.

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Primary geographical markets:
United States	$514,000	$1,105,000	$2,717,000	$3,119,000
Asia	11,000	77,000	50,000	244,000
Other	4,000	5,000	11,000	11,000
	529,000	1,187,000	2,778,000	3,374,000
Major product lines:
ODM projects	$419,000	$946,000	$2,326,000	$2,475,000
ODM components	109,000	232,000	445,000	885,000
Distribution components	1,000	9,000	7,000	14,000
	529,000	1,187,000	2,778,000	3,374,000
Timing of revenue recognition:
Products transferred at a point in time	$529,000	$1,187,000	$2,778,000	$3,374,000

2 – SHORT-TERM INVESTMENTS

Short-term investments, consisting principally of marketable U.S. equity securities, are classified as short-term based on the nature of the securities and their availability for use in current operations. Measurement is based on fair value with gains and losses recognized in other income/(expense), net.

3 – INVENTORY

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,098,000 and $2,949,000 at September 30, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,161,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the carrying values of inventories. Based on our assumptions about future demand and market conditions, inventories are carried at the lower of cost and net realizable value. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories or valuation allowances may be required. In any case, actual amounts could be different from those estimated.

4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	Receivable - Zowie Technology	Other	Prepaid Expenses and Other Current Assets Total

Balance at December 31, 2024	$186,000	$122,000	$308,000
Other changes	(58,000)	(23,000)	(81,000)
Balance at September 30, 2025	$128,000	$99,000	$227,000

In prior filings the Company accounted for its receivable from preferred share repurchase with Zowie Technology (the “Zowie Repurchase”) under ASC 321 as an equity security without a readily determinable fair value. During the quarter ended September 30, 2025, management determined that the Zowie repurchase represents a contractual receivable rather than an equity security because (i) it is repayable in cash at the Company’s election and (ii) Zowie’s conversion option is not substantive. The receivable has an annual interest rate of .7%. Accordingly, the Company accounts for the receivable under ASC 310 and now evaluates it for credit losses under ASC 326. Management concluded that the reclassification is immaterial to the financial statements; therefore, prior-period amounts have not been restated. The reclassification had no impact on total assets, liabilities, shareholders’ equity, net income.

5 – SHARE BASED COMPENSATION

Accounting for stock options issued to employees measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Outstanding options to purchase Class A common stock (“the Options”) vest in three equal annual installments beginning one (1) year from the date of grant and are subject to termination provisions as defined in our 2005 Stock Incentive Plan and 2018 Omnibus Incentive Plan (collectively referred to as “the Plans”). The Options activity during the three months ended September 30, 2025 is as follows:

At September 30, 2025, the range of individual outstanding weighted average exercise prices was $2.63 to $3.95 and the unrecognized compensation expense was approximately $2,000. Stock based compensation recorded in the three months ended September 30, 2025 and September 30, 2024 was $0 and $2,000, respectively, and is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Liability Rollforward Table

The following table summarizes the activity related to the severance accrual for the three months ended September 30, 2025:

Severance Liability

Balance at March 31, 2025	$-
Accrual recognized	1,579,000
Balance at June 30, 2025	$1,579,000
Payments	(323,000)
Balance at September 30, 2025	$1,256,000

7 – COMMITMENTS AND CONTINGENCIES

Inventory Purchasing

Outstanding commitments to purchase inventory from suppliers aggregated $224,000 and $400,000 as of September 30, 2025 and December 31, 2024, respectively. Of our outstanding purchase commitment as of September 30, 2025, approximately $68,000 is due in the next three months. The remainder is due in the year ended December 31, 2026 or later, which the timing is dependent on additional customer orders.

8 – TARIFF REFUNDS AND FEES

During prior years, the Company received approximately $0.4 million of various refunds from U.S. Customs and Border Protection (“CBP”) related to import-duty overpayments on certain prior-period transactions. These refunds were associated with duties originally borne by the Company as part of its product procurement costs. The amounts were initially recorded as a liability, in prior periods, while management evaluated the appropriate disposition. After further review, in June 2025, management determined that the refunds represented recoveries of costs previously absorbed by the Company. Accordingly, the liability was released and the refunds were recognized in other income for the period ending June 2025. The Company does not expect similar refunds to recur.

In September 2025, U.S. Customs and Border Protection (“CBP”) assessed approximately $0.4 million of additional import duties related to certain products that the Company had previously classified as tariff-exempt in the past one year. These costs were recorded within other income (expenses), net in the accompanying condensed consolidated financial statements. The Company paid the assessed amounts during the recent quarter and intends to file formal protests contesting all the assessments. The Company’s prior classifications were determined internally based on its interpretation of applicable tariff schedules and exemption criteria. Management continues to believe those classifications were appropriate and intends to vigorously defend its position.

The Company has not recorded any additional accrual related to this matter. CBP retains statutory authority to review import entries for up to five years; however, the Company has not received any indication that CBP intends to expand its review, and management currently considers the likelihood of additional assessments to be remote. The Company is consulting external customs counsel to evaluate the matter and will update its assessment once further information becomes available.

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

Revenue Recognition – Revenue is recognized upon shipment of the products, which is when legal transfer of title occurs and control of the product is transferred to the customer. Reserves for sales allowances and customer returns are established based upon historical experience and our estimates of future returns. Sales returns for each of the three months ended September 30, 2025 and 2024 were $0. The allowance for sales returns and doubtful accounts at September 30, 2025 and December 31, 2024 aggregated $7,000.

Inventory – Inventory, consisting principally of products held for resale, is recorded at the lower of cost (determined using the first in-first out method) and net realizable value. We had inventory balances in the amount of $2,098,000 and $2,949,000 at September 30, 2025 and December 31, 2024, respectively, which is presented net of valuation allowances of $5,161,000 and $5,152,000, respectively. We evaluate inventories to identify excess, high-cost, slow-moving or other factors rendering inventories as unmarketable at normal profit margins. Due to the large number of transactions and the complexity of managing and maintaining a large inventory of product offerings, estimates are made regarding adjustments to the cost of inventories. If our assumptions about future demand change, or market conditions are less favorable than those projected, additional write-downs of inventories may be required. In any case, actual amounts could be different from those estimated.

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

In accordance with generally accepted accounting principles, we have classified inventory as a current asset in our September 30, 2025, condensed consolidated financial statements representing approximately 17% of current assets and 12% of total assets. However, if all or a substantial portion of the inventory was required to be immediately liquidated, the inventory would not be as readily marketable or liquid as other items included or classified as a current asset, such as cash. We cannot assure you that demand in the discrete semiconductor market will increase and that market conditions will improve. Therefore, it is possible that further declines in our carrying values of inventory may result.

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

Third quarter of 2025 versus 2024.

Net sales in the third quarter of 2025 totaled $529,000 versus $1,187,000 in the comparable period for 2024, a decrease of $658,000 or 55.4% over the same period last year. The decrease was primarily driven by the impact of significantly varied tariffs due to fluctuating trade negotiations on Chinese goods resulting in our significant drop in demand for our ODM products sales volume.

Gross profit for the third quarter of 2025 was $327,000 versus $552,000 in the comparable period for 2024, and gross margin percentage of net sales was 61.8% in the third quarter of 2025 versus 46.5% in the comparable period for 2024. The approximately 15.3% gross margin percentage increase was driven by the decrease of tariff costs for product shipped in the third quarter of 2025 (see Note 8 – Tariff Costs).

Selling, general and administrative expenses in the third quarter of 2025 totaled $516,000 versus $530,000 in the comparable period for 2024.

Other income, net, in the third quarter of 2025 was $77,000 versus $163,000 in the comparable period for 2024. Other income in 2025 was primarily $412,000 unrealized capital appreciation from short-term investments, offset by ($322,000) of additional tariff costs (see Note 8 – Tariff Costs).

Income tax provision was $0 for the third quarter of 2025 versus $8,000 in the comparable period for 2024.

Net loss was $58,000 for the third quarter of 2025 versus income of $245,000 in the comparable period for 2024, a decrease of $303,000 resulting from the reasons discussed above.

Nine Months Ended September 30, 2025 versus Nine Months Ended September 30, 2024.

Net sales in the nine months ended September 30, 2025 was $2,778,000 versus $3,374,000 in the comparable period for 2024, an decrease of $596,000 or 17.7% over the same period last year. The decrease was primarily driven by the impact of significantly varied tariffs due to fluctuating trade negotiations on Chinese goods resulting in our significant drop in demand for our ODM products sales volume.

Gross profit for the nine months ended September 30, 2025 was $1,669,000 versus $1,710,000 in the comparable period for 2024, and gross margin percentage of net sales was approximately 60.1% for the nine months ended September 30, 2025 and 50.7% for 2024, respectively. The 2025 gross profit increase was driven by the decrease of tariff costs for product shipped in the nine months of 2025 (see Note 8 – Tariff Costs).

Selling, general and administrative expenses in the nine months ended September 30, 2025 totaled $1,651,000 versus $1,683,000 in the comparable period for 2024.

Restructuring expenses of $1,680,000 was driven by one-time severance compensation payments (see Note 6 – Restructuring and Severance Compensation Expense).

Other income, net, in the nine months ended September 30, 2025 was $841,000 versus $976,000 in the comparable period for 2024. Other income in 2025 was primarily $733,000 from unrealized capital appreciation from short-term investments and $426,000 from the recovery of excess tariff refunds.

Income tax provision was $8,000 for the nine months ended September 30, 2025 versus $23,000 in the comparable period for 2024.

Net loss was $671,000 for the nine months ended September 30, 2025 versus net income of $1,203,000 in the comparable period for 2024, a decrease of $1,874,000 resulting from the reasons discussed above (see Note 6 – Restructuring and Severance Compensation Expense).

Liquidity and Capital Resources

We historically have satisfied our liquidity requirements through cash generated from operations, short-term commercial loans, subordinated related party promissory notes and issuance of equity securities.

Cash flows provided by operating activities were $598,000 as opposed to ($374,000) used for in the nine months ended September 30, 2025 and 2024, respectively. The increase of $972,000 in cash flows provided by operations compared with the prior period resulted from changes in operating assets and liabilities, primarily from accounts payable, inventory and restructuring expenses of $1,256,000 (see Note 6 – Restructuring and Severance Compensation Expense).

Cash flows used for investing activities were ($14,000) and ($228,000) which related to the acquisition of property and equipment in the nine months ended September 30, 2025 and 2024, respectively.

Cash flows used for financing activities were $813,000 and $903,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Inventory is included and classified as a current asset. As of September 30, 2025, inventory represented approximately 17% of current assets and 12% of total assets. However, it is likely to take over one (1) year for the inventory to turn and therefore is likely not saleable within this time frame. Hence, inventory would not be as readily marketable or liquid as other items included in current assets, such as cash.

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

Events Subsequent to Quarter Ending September 30, 2025

On November 10, 2025, David Vanderhorst resigned as Chief Financial Officer and Secretary of the Company, effective immediately. Mr. Vanderhorst will remain an employee of the Company, serving as the Company’s Controller. The Company’s President and Chief Executive Officer, Stewart Wang, has assumed the duties of principal financial officer and principal accounting officer of the Company.

On November 14, 2025, the Company announced that it will voluntarily delist its common stock from The Nasdaq Stock Market and, based upon ownership of its shares by fewer than 300 holders of record, deregister its common stock under the Securities Exchange Act of 1934 and suspend its public reporting obligations. Our Board of Directors concluded that the costs of maintaining the Nasdaq listing and remaining a public reporting company, including costs of compliance, the demands on management time and the Company resources required to maintain its listed and registered status, outweigh the benefits to the Company and its stockholders of continued Nasdaq listing and SEC reporting.

The Company will file a Form 25 with the Securities and Exchange Commission on or about November 24, 2025, and the Nasdaq delisting is expected to become effective on or about December 4, 2025, at which time trading on Nasdaq will cease. The common stock may thereafter be eligible for quotation on the Pink tier of OTC Markets Group if market makers commit to making a market in the Company’s shares. The Company can provide no assurance that trading in its common stock will continue on the OTC Markets Group or otherwise.

After the Nasdaq delisting becomes effective, the Company will file a Form 15 with the Securities and Exchange Commission on or about December 8, 2025, at which time the Company anticipates that its obligation to file periodic reports under the Exchange Act, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, will be suspended, and that all requirements associated with being an Exchange Act-registered company, including the requirement to file current and periodic reports, will terminate permanently 90 days thereafter.

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

Item 1A. Risk Factors.

The discussion of our business and operations should be read together with the risk factor set forth below and the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of November 14, 2025, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 **	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAITRON COMPONENTS INCORPORATED

Date: November 14, 2025	/s/ Stewart Wang
Stewart Wang,
Chief Executive Officer, Chief Financial Officer and President
(Principal Executive Officer and Principal Financial Officer)